Form 10-Q
period 1996-11-02
HOT TOPIC INC /CA/
filed 1996-12-12
CIK 1017712

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
(Mark One)
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    X                   SECURITIES EXCHANGE ACT OF 1934
 ------
For the quarterly period ended November 2, 1996
                               ----------------

                                       OR


          TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE
  _______        SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

                        COMMISSION FILE NUMBER: 0-28784

                                HOT TOPIC, INC.
             (Exact name of Registrant as specified in Its Charter)



       CALIFORNIA                              77-0198182
(State of Incorporation)            (IRS Employer Identification No.)

3410 POMONA BLVD., POMONA, CA                    91768
(address of principle executive offices)       (Zip Code)


(Telephone number of registrant)  (909) 869-6373


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X          No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: November 2, 1996 - 4,576,520 shares, no par value.

                                HOT TOPIC, INC.
                               INDEX TO FORM 10-Q

                                                                                            Page No.
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited):

         Balance Sheets - November 2, 1996                                                       3

               Statements of Operations:
                13 weeks ended Nov. 2, 1996 and Oct. 28, 1995                                    4
                39 weeks ended Nov. 2, 1996 and Oct. 28, 1995                                    4

               Statements of Cash Flows for the 39
                weeks ended Nov. 2, 1996 and Oct. 28, 1995                                      5-6

         Notes to Financial Statements                                                          7-8


Item 2.  Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                                                          9-13


PART II. OTHER INFORMATION                                                                       14

               SIGNATURE PAGE                                                                    14

                                HOT TOPIC, INC.
                                 BALANCE SHEETS

                                                     Nov. 2,           Feb. 3,
                                                      1996              1996
ASSETS                                             (Unaudited)         (Note)
Current Assets:
    Cash and cash equivalents                      $25,080,000      $ 4,569,000
    Inventory                                        4,366,000        3,162,000
    Prepaid expenses and other                         940,000          616,000
                                                   -----------      -----------
       Total current assets                         30,386,000        8,347,000

Leaseholds, fixtures and equipment:
    Furniture, fixtures and equipment                6,593,000        4,230,000
    Leasehold improvements                           6,892,000        4,391,000
                                                   -----------      -----------
                                                    13,485,000        8,621,000
    Less accumulated depreciation                    3,100,000        2,157,000
                                                   -----------      -----------
Net leaseholds, fixtures and equipment              10,385,000        6,464,000
Deposits and other assets                               36,000           89,000
                                                   -----------      -----------

        Total Assets                               $40,807,000      $14,900,000
                                                   ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                               $ 2,291,000      $ 1,514,000
    Accrued payroll and related expenses               614,000          535,000
    Accrued sales and other taxes                      213,000          155,000
    Income taxes payable                               364,000          385,000
    Current portion capital
     lease obligations                                  17,000           12,000
                                                   -----------      -----------
       Total current liabilities                     3,499,000        2,601,000

Deferred rent                                          301,000          246,000
Capital lease obligations, less
 current portion                                        32,000           22,000
Shareholders' equity
    Common shares, no par value; 10,000,000
      shares authorized; 4,576,520 and
      3,022,974 issued and outstanding at
      November 2, 1996 and February 3,
      1996, respectively                            36,536,000       12,031,000
    Deferred compensation                            (131,000)               --
    Retained earnings                                  570,000               --
                                                   -----------      -----------
        Total shareholders' equity                  36,975,000       12,031,000
                                                   -----------      -----------

      Total liabilities and
         shareholders' equity                      $40,807,000      $14,900,000
                                                   ===========      ===========

Note - The balance sheet at Feb. 3, 1996 has been derived from the audited financial statements at that date.

See accompanying notes.

                                HOT TOPIC, INC.
                     STATEMENTS OF OPERATIONS - (UNAUDITED)


                                                                     Third Quarter
                                                                    (13 weeks ended)
                                                          -----------------------------------
                                                            Nov. 2,                 Oct. 28,
                                                             1996                     1995
Net Sales                                                 $11,788,000              $6,022,000
Cost of goods sold, including
 buying, distribution and
 occupancy costs                                            7,364,000               3,973,000
                                                          -----------              ----------
Gross margin                                                4,424,000               2,049,000
Selling, general and
 administrative expenses                                    3,461,000               2,110,000
                                                          -----------              ----------
Operating income (loss)                                       963,000                 (61,000)
Interest income-net                                            80,000                  41,000
                                                          -----------              ----------
Income (loss) before
 income taxes                                               1,043,000                 (20,000)
Provision (benefit) for
 income taxes                                                 380,000                  (8,000)
                                                          -----------              ----------
Net Income (loss)                                            $663,000              $  (12,000)
                                                          ===========              ==========
Net income (loss) per share                               $      0.16              $    (0.00)
Weighted average shares
 outstanding                                                4,062,120               3,081,973


                                                              Year-to-Date (39 weeks) ended
                                                          ------------------------------------
                                                            Nov. 2,                  Oct. 28,
                                                             1996                      1995
                                                          -----------              -----------
Net Sales                                                 $27,189,000              $13,674,000
Cost of goods sold, including
 buying, distribution and
 occupancy costs                                           17,429,000                9,243,000
                                                          -----------              -----------
Gross margin                                                9,760,000                4,431,000

Selling, general and
 administrative expenses                                    8,990,000                5,514,000
                                                          -----------              -----------
Operating income (loss)                                       770,000               (1,083,000)
Interest income - net                                         118,000                   93,000
                                                          -----------              -----------
Income (loss) before
 income taxes                                                 888,000                 (990,000)
Provision (benefit) for
 income taxes                                                 318,000                 (396,000)
                                                          -----------              -----------
Net Income (loss)                                             570,000              $  (594,000)
                                                          ===========              ===========
Net income (loss) per share                               $      0.16              $     (0.19)
Weighted average shares
 outstanding                                                3,555,102                3,081,973

See accompanying notes.

                                HOT TOPIC, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                             Year-to-date (39 weeks) ended
                                                          -----------------------------------
                                                             Nov. 2,                Oct. 28,
                                                              1996                    1995
                                                          -----------             -----------
Net income (loss)                                         $   570,000               ($594,000)
  Adjustments to reconcile net
   income (loss) to net cash flows
   provided by (used in)
   operating activities:
     Depreciation and amortization                            943,000                 660,000
     Deferred rent                                             55,000                  51,000
     Deferred compensation                                     12,000                      --
     Changes in operating assets
      and liabilities:
        Inventory                                          (1,204,000)             (1,458,000)
        Prepaid expenses and other                           (324,000)               (574,000)
        Deposits and other                                     53,000                      --
        Accounts payable                                      777,000                 737,000
        Accrued payroll and
         related expenses                                      79,000                  17,000
        Accrued sales and other
         taxes payable                                         58,000                (181,000)
        Income taxes payable                                  (21,000)               (120,000)
                                                          -----------             ------------
Net cash flows provided by (used
 in) operating activities                                     998,000              (1,462,000)

Investing Activities:
Purchases of property and
  equipment                                                (4,286,000)             (3,086,000)
Net cash flows used in                                    -----------             -----------
  investing activities                                     (4,286,000)             (3,086,000)

Financing Activities:
Payments on capital lease
 obligations                                                 (563,000)                 (8,000)
Proceeds from sale of preferred
 shares, net of issuance costs                                     --               4,028,000
Proceeds from Initial Public
 Offering, net of expenses                                 24,261,000                      --
Proceeds from exercise of
 warrants and options                                         101,000                      --
                                                          -----------             ------------
Net cash flows provided by
 financing activities                                      23,799,000               4,020,000
Increase (decrease) in cash                               -----------             -----------
 and cash equivalents                                      20,511,000                (528,000)

Cash and cash equivalents
 at the beginning of period                                 4,569,000               3,870,000

Cash and cash equivalents
 at the end of period                                     $25,080,000              $3,342,000
                                                          ===========              ==========
Supplemental Information:
  Cash paid during the period
   for interest                                           $    78,000                  $7,000
  Cash paid during the period
   for income taxes                                       $   340,000              $  135,000
  Capital lease obligations
   entered into for equipment                             $   579,000                      --


See accompanying notes.

                                HOT TOPIC, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  Organization and Basis of Presentation:

         Hot Topic, Inc. (the "Company") is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. The Company currently operates 68 stores in 19 states throughout the Western, Midwestern and Northeastern regions of the United States.

The information set forth in these financial statements is unaudited except for the February 3, 1996 Balance Sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 and 39 weeks ended November 2, 1996 are not necessarily indicative of the results that may be expected for the year ending February 1, 1997. For further information, refer to the financial statements and notes thereto included in the Company's Registration statement on Form SB-2 dated September 23, 1996.

NOTE 2.   Earnings Per Share:

     Earnings per share are based on the weighted average number of common and common stock equivalent, if dilutive, shares outstanding during the period. Shares used in this computation for the periods ended October 28, 1995, reflect pro forma effect of the conversion of the then outstanding redeemable convertible preferred stock into common stock, using the if converted method from the original date of issuance.

NOTE 3.   Initial Public Offering of Common Stock

On September 24, 1996, the Company completed its initial public offering of 1,495,000 shares of common stock for $18.00 per share. The Company invested the net proceeds of approximately $26.0 million from the offering in short-term, investment grade, interest-bearing securities.

NOTE 4.   Line of Credit:

 In March 1996, the Company entered into a bank line of credit for seasonal working capital under which up to $5,000,000 is available. Borrowings are limited to a Borrowing Base, as defined in the credit agreement, which considers number of stores, inventory levels and equipment. lnterest is payable monthly at a rate equal to the bank's prime rate plus 1% and a fee of .5% per annum. The credit facility is secured by substantially all of the Company's assets and is available through April 1, 1998. The loan agreement contains certain restrictive covenants including limitations on capital expenditures, compensation to shareholders, payment of dividends and incurring of new debt, and requires the maintenance of certain financial ratios. At November 2, 1996, $3,630,000 was available and no borrowings were outstanding under the line.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the Company's Financial Statements and the Notes related thereto.

RESULTS OF OPERATIONS

13 Weeks Ended November 2, 1996 (Third Quarter of Fiscal 1996) Compared to 13 Weeks Ended October 28, 1995 (Third Quarter of Fiscal 1995)

    Net sales increased $5,766,000, or 95.7%, to $11,788,000 during the third quarter of fiscal 1996 from $6,022,000 during the third quarter of fiscal 1995. Net sales for the 33 stores not yet qualifying as comparable stores contributed approximately $5.1 million of the increase in net sales. Comparable store sales increased 14.2% and contributed approximately $700,000 of the increase in net sales for the third quarter of fiscal 1996. The increased sales in the third quarter of fiscal 1996 were attributable to a generally more favorable retail apparel environment, increases in the sales of apparel category merchandise as a percentage of total net sales and improvements in the allocation and distribution of merchandise to the stores.

    Gross margin increased approximately $2,375,000 to $4,424,000 during the third quarter of fiscal 1996 from $2,049,000 during the third quarter of fiscal 1995. As a percentage of net sales, gross margin increased to 37.5% during the third quarter of fiscal 1996 from 34.0% in the third quarter of fiscal 1995. The increase in gross margin as a percentage of net sales was principally due to the leveraging of the buying and distribution expenses of the Company over a larger store base, and, to a lesser extent, to the leveraging of the fixed portion of occupancy expenses over the increased sales. These margin improvements were offset, in part, by a small decrease in the Company's merchandise margins, attributable to the increased apparel sales, which have lower initial mark ups, as a percentage of net sales.

    Selling, general and administrative expenses increased approximately $1,351,000 to $3,461,000 during the third quarter of fiscal 1996 from $2,110,000 during the third quarter of fiscal 1995, but decreased as a percentage of net sales to 29.4% in the third quarter of fiscal 1996 from 35.0% in the third quarter of fiscal 1995. The decrease as a percentage of net sales was primarily due to a reduction of corporate overhead expense as a percentage of net sales due to the operating leverage achieved through the Company's larger store base, and, to a lesser extent, to a reduction in store payroll expense as a percentage of net sales.

    Operating income increased approximately $1,024,000 to $963,000 during the third quarter of fiscal 1996 from a loss of $61,000 during the third quarter of fiscal 1995. As a percentage of net sales, operating income increased to 8.2% in the third quarter of fiscal 1996 from a loss of 1.0% in the third quarter of fiscal 1995.

    Interest income, net, increased approximately $39,000 to $80,000 in the third quarter of fiscal 1996 from $41,000 in the third quarter of fiscal 1995. The increase in interest income was primarily due to an increase in the average cash balance invested, partially offset by higher interest expense during part of the quarter attributable to the financing of certain computer hardware and software through capitalized leases in the first seven months of fiscal 1996. Such leases were paid off with a portion of the proceeds from the Company's initial public offering in September 1996.

    The income tax provision of $380,000 in the third quarter of fiscal 1996 was 36.4% of pre-tax income compared to an income tax benefit of $8,000 in the third quarter of fiscal 1995 or 40% of the pre-tax loss. The variance in the third quarter of fiscal 1996 from an expected rate of approximately 40% is a result of a significant portion of the quarter's interest income being non-taxable.

    Net income increased to $663,000 for the third quarter of fiscal 1996 from a loss of $12,000 for the third quarter of fiscal 1995, as a result of the increased sales, leveraging of buying, distribution and corporate overhead expenses and other factors discussed above.

39 Weeks Ended November 2, 1996 (Nine Months) Compared to The 39 Weeks Ended October 28, 1995 (Nine Months)

    Net sales increased approximately $13,515,000, or 98.8%, to $27,189,000 during the first nine months of fiscal 1996 from $13,674,000 during the first nine months of fiscal 1995. Net sales for the 24 stores opened during the first nine months of fiscal 1996 and for those stores not yet qualifying as comparable stores contributed approximately $12.4 million of the increase in net sales. Comparable store sales increased 9.8% and contributed approximately $1.1 million of the increase in net sales for the first nine months of fiscal 1996. The increased sales in the first nine months of fiscal 1996 were attributable to a generally more favorable retail apparel environment, increases in the sales of apparel category merchandise as a percentage of total net sales and improvements in the allocation and distribution of merchandise to the stores.

    Gross margin increased approximately $5,329,000 to $9,760,000 during the first nine months of fiscal 1996 from $4,431,000 during the first nine months of fiscal 1995. As a percentage of net sales, gross margin increased to 35.9% during the first nine months of fiscal 1996 from 32.4% in the first nine months of fiscal 1995. The increase in gross margin as a percentage of net sales was principally due to the leveraging of the buying and distribution expenses of the Company over a larger store base.

    Selling, general and administrative expenses increased approximately $3,476,000 to $8,990,000 during the first nine months of fiscal 1996 from $5,514,000 during the first nine months of fiscal 1995, but decreased as a percentage of net sales to 33.1% in the first nine months of fiscal 1996 from 40.3% in the first nine months of fiscal 1995. The decrease as a percentage of net sales was primarily due to a reduction of corporate overhead expense as a percentage of net sales due to the operating leverage achieved through the Company's larger store base, and, to a lesser extent, to a reduction in store payroll expense as a percentage of net sales.

    Operating income during the first nine months of fiscal 1996 of $770,000 increased approximately $1,853,000 from a loss of $1,083,000 during the first nine months of fiscal 1995. As a percentage of net sales, operating income was 2.8% in the first nine months of fiscal 1996 compared to a loss of 7.9% in the first nine months of fiscal 1995.

    Interest income, net, increased approximately $25,000 to $118,000 in the first nine months of fiscal 1996 from $93,000 in the first nine months of fiscal 1995. The increase in interest income was primarily due to an increase in the average cash balance invested, partially offset by higher interest expense during most of the nine month period attributable to the financing of certain computer hardware and software through capitalized leases in the first six months of fiscal 1996. Such leases were paid off with a portion of the proceeds from the Company's initial public offering in September 1996.

    The income tax provision of $318,000 for the first nine months of fiscal 1996 was 35.8% of pre-tax income compared to an income tax benefit of $396,000 for the first nine months of fiscal 1995 or 40% of the pre-tax loss. The variance in the first nine months of fiscal 1996 from an expected rate of approximately 40% is a result of a significant portion of the third quarter's interest income being non-taxable. Net income increased to $570,000 for the first nine months of fiscal 1996 from a loss of $594,000 for the first nine months of fiscal 1995, as a result of the increased sales, leveraging of buying, distribution and corporate overhead expenses and other factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Historically, as well as during the third quarter and the first nine months of fiscal 1996, the Company's primary uses of cash have been to finance store openings and purchase merchandise inventories. The Company has satisfied its cash requirements principally from proceeds from the sale of equity securities and cash flows from operations.

Working capital at November 2, 1996 was $26,817,000 compared to $5,746,000 at February 3, 1996. The increase is primarily from the proceeds of the Company's initial public offering completed in September 1996, partially offset by working capital used to finance the 24 new store openings.

    Cash flows provided by (used in) operating activities were $998,000 and ($1,462,000) in the first nine months of fiscal 1996 and 1995, respectively. The increase in cash flows from operating activities in the first nine months of fiscal 1996 was primarily attributable to an increase in the Company's net income.

    Cash flows used in investing activities were $4,286,000 and $3,086,000 in the first nine months of fiscal 1996 and 1995, respectively. Cash flows used in investing activities relate primarily to store openings, equipment for the distribution center and computer hardware and software. The Company opened 24 and 16 stores in the first nine months of fiscal 1996 and 1995, respectively.

    Cash flows provided by financing activities were $23,799,000 and $4,020,000 in the first nine months of fiscal 1996 and 1995, respectively. In June 1996, the Company received net proceeds of $72,000 from the exercise of warrants to purchase shares of Series C Preferred Stock and in September 1996, the Company received net proceeds of approximately $24.3 million from the Company's initial public offering and $29,000 from the exercise of stock options. In the first nine months of fiscal 1995, the Company received net proceeds of $4.0 million from the sale of shares of Series D Preferred Stock. All preferred stock was converted to common stock upon the completion of the Company's initial public offering in September 1996.

    In March 1996, the Company entered into a bank line of credit for seasonal working capital under which up to $5 million is available. Borrowings are limited to a Borrowing Base, as defined in the credit agreement, which considers number of stores, inventory levels and equipment. Interest is payable monthly at a rate equal to the bank's prime rate plus 1%, and the Company is also charged a fee of 0.5% per annum. The credit facility is secured by substantially all of the Company's assets and is available through April 1, 1998. The credit agreement contains certain restrictive covenants including limitations on capital expenditures, payment of dividends and incurrence of new debt, and requires the maintenance of certain financial ratios. The Company would be required under the terms of the credit agreement to obtain prior written consent of the bank in the event the Company determines its planned expansion will cause the Company to incur capital expenditures in excess of $6.85 million during any fiscal year (as is currently contemplated for fiscal
1997). The Company has not borrowed on the bank line of credit, and the Company does not expect to borrow any amounts therefrom prior to the end of fiscal 1996.

    The Company anticipates that it will spend approximately $500,000 to open two more new stores in fiscal 1996 and for certain computer hardware and software.

    The Company believes that its current cash balances (that include the proceeds from the Company's September 1996 initial public offering), cash generated from operations and funds available under its credit agreement will be sufficient to fund its operations and planned expansion through fiscal 1997.

SEASONALITY

    The Company's business is subject to seasonal influences, with heavier concentrations of sales during the Christmas holiday, back-to-school season, and other periods when schools are not in session. The Christmas holiday season remains the Company's single most important selling season. As is the case with many retailers of apparel, accessories and related merchandise, the Company typically experiences lower net sales and operating losses during the
first fiscal quarter.   The Company does not believe that inflation has had a
material adverse effect on its net sales or results of operations. The Company has generally been able to pass on increased costs related to inflation through increases in selling prices.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

     Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, which represent the Company's expectations or beliefs concerning future events. These forward looking statements involve risks and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the sufficiency of the Company's working capital and cash flows from operating activities, the implementation and management of the Company's growth strategy, the demand for the merchandise offered by the Company, the ability of the Company to obtain adequate merchandise supply, the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand, the effect of economic conditions, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers as well as other risks detailed from time to time in the Company's SEC reports,
including the Registration Statement on Form   SB-2 dated September 23, 1996.

PART II. - OTHER INFORMATION

Items 1-6 are not applicable.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Hot Topic, Inc.
                                       (Registrant)



Date:  12/11/96                        /S/Orval D. Madden
       --------                        ------------------

                                       Orval D. Madden
                                       President and Chief
                                       Executive Officer
                                       (principal executive
                                        officer)


Date:  12/11/96                        /S/Jay A. Johnson
       --------                        ------------------

                                       Jay A. Johnson
                                       Chief Financial Officer
                                       (principal financial and
                                       accounting officer)