Form 10-K
period 1997-02-01
HOT TOPIC INC /CA/
filed 1997-04-28
CIK 1017712

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM

_____________________________ TO ____________________________________

                           COMMISSION FILE NO. 0-28784

                                 HOT TOPIC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                   77-0198182
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)

            3410 POMONA BOULEVARD                              91768
             POMONA, CALIFORNIA                              (Zip Code)
 (Address of principal executive offices)

       Registrant's telephone number, including area code: (909) 869-6373
        Securities registered pursuant to Section 12(b) of the Act: none
           Securities registered pursuant to Section 12(g)of the Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___.

         The number of shares outstanding of the Registrant's Common Stock, no par value, was 4,600,831 as of March 13, 1997.

         The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 13, 1997 was approximately $42,674,500, based on the closing price on that date of Common Stock on the Nasdaq National Stock Market.*

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Company's Definitive Proxy Statement for the annual meeting of stockholders to be held on June 3, 1997 to be filed with the Securities and Exchange Commission (the "Commission") no later than 120 days after February 1, 1997, are incorporated by Reference into Part III of this Form 10-K (Items 10 through 13).

------------
*Excludes 2,339,931 shares of Common Stock held by directors and officers and shareholders whose beneficial ownership exceeds 10% of the shares outstanding on March 13, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

         This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The Company's actual future results could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those found in this Annual Report on Form 10-K in Part I, Item 1 under the caption "Certain Risk Factors Related to the Company's Business," in Part II, Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and additional factors discussed elsewhere in this Annual Report and in the prospectus included as part of the Company's Registration Statement on Form SB-2 (No. 333-5054-LA).


                                     PART I


ITEM 1.  BUSINESS

GENERAL

         Hot Topic, Inc. ("Hot Topic" or the "Company") is a rapidly growing, mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. The Company believes teenagers throughout the United States have similar fashion preferences, largely as a result of the nationwide influence of MTV, music distribution, movies, television programs and fashion magazines. The Company opened its first store in 1989, and operated 68 stores as of February 1, 1997 in 20 states throughout the Western, Midwestern and Northeastern regions of the United States. During fiscal 1995, the Company significantly accelerated its store expansion program and opened 18 stores, including its first stores in the Northeast and Midwest. The Company opened 26 additional stores during fiscal 1996, 20 of which were in the Northeast and Midwest, and relocated two existing stores. The Company plans to open approximately 40 new stores in fiscal 1997, 11 of which were opened as of April 15, 1997.

THE MARKET

         The music-licensed apparel industry began in the 1960s with bootleggers selling T-shirts at concert venues. Over the ensuing two decades, artists began to realize the commercial potential of licensing their likenesses and logos to T-shirt manufacturers and others who produced assorted merchandise. Management believes that the single largest impact on the music industry during the last decade has been the success of MTV, which enables fans not only to listen to the latest music and artists 24 hours a day, but also to see a full sight and sound package of appearance and attitude. According to industry estimates, in 1996 MTV programming could be seen in more than 60 million households in the United States and in over 260 million households worldwide. It is also estimated that viewers in over 23 million homes watch MTV every week. As a result, popular artists and the fashions they wear are much more visible today than 30 years ago. Management believes that this increased visibility has contributed to the increase in demand for music-licensed and music-influenced apparel and accessories.

         Hot Topic's target customers are young men and women between the ages of 12 to 22 years old, who are passionate about music, music videos and music-inspired fashion, and are avid MTV viewers. The Company believes its music-oriented merchandise appeals to teenagers from diverse socio-economic backgrounds, and that its customers are broadly representative of the teenage population in the United States.

         Teenagers represent both a growing part of the United States population and an increasing source of purchasing power. According to the U.S. Department of Commerce Bureau of the Census, the teenage population in the United States reached approximately 25 million in 1995 and is expected to grow to approximately 30 million by 2006, representing a projected growth rate close to twice the rate of the overall population. By 2010, there will be more teenagers in the United States than at any other time in history. The Company also believes, based upon statistics released by an independent research firm, that teenage spending has also been increasing, growing to an estimated $109 billion in 1995.

BUSINESS STRATEGY

         The Company's goal is to become the leading retailer of music-licensed and music-influenced apparel and accessories for young men and women. The principal elements of the Company's business strategy are as follows:

         -        FOCUS ON UNIQUE MUSIC-ORIENTED MERCHANDISE.

         Management believes that fashions and products associated with popular music artists have a significant influence on teenagers today, who often want to emulate their favorite artists. The Company has developed a unique strategy focused exclusively on offering music-licensed and music-influenced merchandise in the mall environment. The Company believes most of the merchandise it offers is not available elsewhere in the mall and is often hard to find other than at alternative shopping venues in major metropolitan areas. Accordingly, the Company believes it is well-positioned to capitalize on the growing teenage population and demand for music related merchandise.

         -        OFFER "EVERYTHING ABOUT THE MUSIC."

         The Company's stores are designed to serve as a headquarters for music-licensed and music-influenced apparel, accessories and gift items. The Company's slogan, "Everything About The Music," reflects the Company's broad assortment of products, which currently consists of over 12,000 SKUs in 18 different product categories. The Company believes its selection of music-licensed merchandise is the most extensive assortment available. The Company complements its licensed merchandise with a unique and eclectic assortment of music-influenced apparel and accessories, and frequently introduces new items and categories in response to changes in trends and demand. The Company believes it has a history of being the first to offer the latest music fashions, which, together with its assortment of merchandise, has made it a destination store for teenagers seeking music-related products.

         -        PROMOTE MUSIC-INSPIRED CULTURE.

         Hot Topic is committed to addressing the music-oriented lifestyles of its customers by building a culture throughout the organization that reflects a passion for music. Management diligently tracks alternative and rock music trends by regularly monitoring new music, music video releases and radio station airplay, visiting nightclubs around the country and attending concerts. The Company also actively solicits feedback from its employees and customers. The Company believes these activities enable it to react quickly to emerging trends, and provide it with a competitive advantage over retailers who do not devote the time and resources necessary to anticipate these trends.

         -        ACTIVELY MANAGE MERCHANDISE MIX.

         Hot Topic does not dictate fashion trends, but rather seeks to identify music artists and releases that will have strong appeal and related products that will generate strong demand. The Company has developed a disciplined approach to buying and a proactive inventory management program around this strategy. The Company tests a majority of new merchandise in a small number of stores before chain-wide distribution, and orders a majority of its merchandise not more than 30 to 60 days before delivery, enabling it to respond quickly to emerging trends. In cases where it does not have return privileges with its vendors, Hot Topic is aggressive in taking prompt markdowns to maintain a fresh merchandise mix. By actively managing the mix of categories and products in its stores, the Company believes it is able to capitalize on emerging trends and minimize its dependence on any particular category. The Company believes that this approach to managing its merchandise mix has contributed to its strong merchandise margins and to consistent markdown rates which the Company believes are lower than industry averages.

         -        CREATE AN ENTERTAINING STORE ENVIRONMENT.

         The Company seeks to create a compelling shopping environment that brings into the mall elements of the alternative urban shopping experience sought by teenagers. Hot Topic stores are designed with an industrial warehouse theme that incorporates dense merchandising and utilizes a professional sound system playing alternative music releases to create a fun, high-energy store that teens will consider "their place" to shop with friends. The Company believes that this atmosphere enhances the Company's image as a source for music-inspired fashion while encouraging customers to shop in its stores for longer periods of time.

         -        EMPHASIZE CUSTOMER SERVICE.

         Hot Topic trains its store associates to provide value-added, non-intrusive customer service. Sales associates are taught to greet each customer, provide information about new music fashion trends and suggest merchandise that matches the customer's lifestyle and music preferences. The Company strives to give its teenage customers the same level of respect and attention that is generally given to adult customers at other retail stores and to provide friendly and informed customer service for parents. The Company believes that a high level of product knowledge and a commitment to music fashion create high credibility and differentiate the Company from other teenage focused retailers.

         -        DEVELOP PRIVATE LABEL PRODUCTS FOR MUSIC-ORIENTED LIFESTYLES.

         The Company has developed private label product lines to complement and supplement its other product offerings. The Company's private label product lines include, among others, Morbid Threads (apparel and hosiery) and Morbid Makeup (cosmetics). The Company believes that these private label products differentiate it from its competition and enhance customer loyalty through the development of a unique brand image.

STORE LOCATIONS

         As of April 15, 1997, the Company operated 79 stores in both metropolitan and middle markets in 24 states throughout the Western, Midwestern and Northeastern regions of the United States. The following chart sets forth, as of April 15, 1997, the number of stores that Hot Topic operated in each state and the cities in which such stores are located.1

       ARIZONA-2             DELAWARE-1             MICHIGAN-1             NEW JERSEY-6              OREGON-2
        Phoenix              Wilmington                Troy                Mays Landing            Portland(2)
        Tucson                                                               Rockaway
                              GEORGIA-1            MINNESOTA-1                Wayne               PENNSYLVANIA-3
     CALIFORNIA-23             Duluth*             Bloomington               Deptford            Philadelphia(3)
      Bakersfield                                                           Woodbridge
    Los Angeles(7)           ILLINOIS-2             NEBRASKA-2              Eatontown*              VIRGINIA-1
        Fresno               West Dundee             Lincoln*                                      Springfield
      Palm Desert           Bloomingdale              Omaha*               NEW MEXICO-1
     San Diego(4)                                                          Albuquerque             WASHINGTON-7
   San Francisco(5)           INDIANA-2              NEVADA-4                                       Bellingham
     Victor Valley           Fort Wayne*           Las Vegas(3)             NEW YORK-4              Kennewick
       Capitola*             Evansville*               Reno               Staten Island             Seattle(2)
    Citrus Heights*                                                           Albany                Silverdale
        Modesto              MARYLAND-2          NEW HAMPSHIRE-1              Victor                 Spokane
                               Towson                 Nashua                Lake Grove                Tacoma
      COLORADO-1             White Marsh
     Westminister*                                                            OHIO-2               WISCONSIN-3
                           MASSACHUSETTS-4                                    Parma                  Madison
     CONNECTICUT-3            Boston(3)                                       Dayton                Appleton*
       Waterford               Holyoke                                                             Brookfield*
      Manchester
        Danbury


-------------

(1) References to Los Angeles, San Diego, San Francisco, Boston, Las Vegas, Philadelphia and Seattle in each case include the metropolitan area of that city. An asterisk next to a city indicates that a store has been opened in such city during fiscal 1997.

EXPANSION STRATEGY

         The following table provides a history of the Company's store expansion over the last five fiscal years:

                                                FISCAL YEAR
                                 ----------------------------------------
                                 1992     1993     1994     1995     1996
                                 ----     ----     ----     ----     ----
                                            (number of stores)
Stores at beginning of year        8       15       18       24       42
New stores opened                  7        3        6       18       26
                                 ----     ----     ----     ----     ----
Stores at end of year             15       18       24       42       68
                                 ====     ====     ====     ====     ====


         The Company's expansion strategy is to open stores in shopping malls in both new and existing markets throughout the United States. The Company believes it has developed a store concept that is successful in both metropolitan and middle markets. Further, as a result of the nationwide influence of MTV, music distribution, movies, television programs and fashion magazines, the Company believes that its 12 to 22 year old target customers have similar fashion preferences throughout the United States.

         The Company opened 26 new stores in fiscal 1996 and plans to open approximately 40 new stores during fiscal 1997. The Company selects and evaluates potential store locations based on a variety of criteria including the sales and square footage of the mall, sales of anchor stores, sales of teenage-oriented stores, foot traffic, number of teenagers in trade area, median family income and other factors relevant to the Company's unique merchandising strategy. The Company generally seeks potential store sites between 1,100 and 1,800 square feet and its stores currently average approximately 1,350 square feet. In September 1996, the Company relocated its 1,400 square foot Montclair Plaza Mall store in Montclair, California, which was at the end of its lease term, to a larger location within the mall. The new 2,400 square foot store features a new store design with expanded merchandise categories. Based on the positive customer response to this store, the Company plans to open two to four similarly larger stores in 1997 as a part of its planned 40-store expansion. In addition, the Company intends to incorporate many of the design features of the Montclair Plaza Mall store into all new 1997 stores. Model statements of operations are developed for each potential location and are measured against target financial criteria. Hot Topic has a real estate committee, consisting of its Chief Executive Officer and three outside directors, which reviews and approves all new store locations. While all of the Company's stores currently are in shopping malls, the Company may test non-mall locations.

STORE-LEVEL ECONOMICS

         The Company's 41 stores that were in operation for all of fiscal 1996 generated average net sales of approximately $722,000 and average net sales per square foot of approximately $579. These stores also generated average store-level operating cash flow (defined as store operating income before depreciation and excluding changes in working capital) of approximately $210,000, or 29% of average net sales. Capital expenditures, including leasehold improvements, furniture and fixtures, for the 26 stores opened in fiscal 1996 averaged approximately $170,000, initial gross inventory requirements (which were partially financed by trade credit) averaged $60,000, and pre-opening costs (which were expensed in the periods the stores opened) averaged $20,000. Inventory requirements vary at new stores depending on the season and on current merchandise trends. In fiscal 1996, all of the Company's stores generated positive store-level operating income, but there can be no assurance this trend will continue. There also can be no assurance that future the average store-level sales and operating cash flow will not vary from historical results or that the total estimated capital expenditures for new stores will not increase.

MERCHANDISING

         The Company's stores are designed to serve as a headquarters for music-licensed and music-influenced apparel, accessories and gift items. Music-licensed merchandise includes T-shirts, caps, posters, stickers, patches, postcards, books and other items. Music-influenced merchandise includes woven and knit tops, dresses, jeans, shorts, jackets, shoes, costume jewelry, body jewelry, sunglasses, cosmetics and gift items. The Company estimates that approximately half of the Company's products are music-licensed products, and half are music-influenced products. The Company also offers import and independent label compact discs and records in certain of its stores and plans to offer them in more stores in the future. A key strategy of the Company is to offer over 12,000 SKUs in 18 different product categories or "departments." Within each category, the Company seeks to offer a broader assortment of merchandise than is available at any other mall location. For example, on average, over 100 different licensed band T-shirts are carried in each store from alternative artists such as Nine Inch Nails, Smashing Pumpkins, Korn, Nirvana, Hole, Rage Against the Machine, No Doubt, and others; and rock artists such as the Grateful Dead, Stone Temple Pilots, Bush, Metallica, Jimi Hendrix, The Doors, the Beatles, Led Zeppelin, and others. New items and categories are tested regularly as customer demand and product trends evolve.

         The Company does not dictate leading edge fashion, but quickly reacts to changes in trends and demand to keep Hot Topic stores fresh and exciting. Further, the Company strives to identify music artists and releases that will have strong appeal, and to quickly acquire related music-licensed products and music-influenced merchandise, featured on music videos or otherwise, associated with such artists and releases.

         The following table sets forth the Company's four major merchandise groups as an approximate percentage of net sales for fiscal years 1995 and 1996:

                                                           PERCENTAGE OF NET SALES
                                                           -----------------------
                                                           1995               1996
                                                           ----               ----
Apparel and T-Shirts                                        39%                43%
Gifts                                                       26                 21
Accessories                                                 25                 26
Hosiery, Shoes, and Outerwear                               10                 10
                                                           ---                ---
                                                           100%               100%

         The Company has five lines of private label merchandise to complement and supplement its current product offerings. The Company believes that Hot Topic brands play an important part in differentiating its stores from those of its competitors and provide the Company with higher margin opportunities as compared to other merchandise. Management estimates that Hot Topic brands accounted for approximately 10% of the Company's net sales in fiscal 1996. The Company's proprietary brands include Morbid Adornments (accessories), Morbid Makeup (cosmetics), Morbid Metals (body jewelry), Morbid Scents (incense and oils) and Morbid Threads (men's and women's apparel and hosiery).

PURCHASING

         The Company's purchasing staff consists of a General Merchandise Manager, a Divisional Merchandise Manager, four buyers, four assistant buyers and one associate buyer. The purchasing staff reflects the Company's culture in that its decisions and actions are influenced by a passion for music. In determining which merchandise to buy, the purchasing staff spends considerable time viewing music videos, reviewing industry album sales, monitoring alternative radio station air play, consulting with sales associates, reviewing customer requests, attending trade shows and reading music and fashion industry periodicals. In addition, the staff regularly visits nightclubs, and attends concerts and other events that attract young people. The Company also conducts periodic customer focus groups and intercept surveys, and consults with and solicits input from its store employees, in order to draw from many different experiences and perspectives.

         Approximately half of the Company's products are licensed products. Artists typically license their likeness to a "master licensor", the largest of these being divisions of major record companies such as MCA, Warner Music Group, Polygram, Sony Music Entertainment and Bertelsmann Music Group. The master licensor often retains the rights to market T-shirts and then may choose to sublicense to manufacturers other categories of merchandise such as posters, stickers, patches and books. Some artists also retain their licensing rights and negotiate directly with licensees. Hot Topic buys its licensed merchandise from master licensors, licensees and directly from artists. The Company currently purchases licensed T-shirts from over 20 companies and other licensed products from over 40 companies. Because of the Company's knowledge of teenage consumers' music preferences and music-influenced fashion, licensors often seek the Company's advice prior to licensing new artists or product designs. As a result, the Company sometimes receives accommodations such as preticketing of orders, early shipments of merchandise, exclusive merchandise and vendors' acceptance of returns.

         The Company buys its unlicensed, music-influenced merchandise from a variety of manufacturers. The Company actively searches for new vendors that offer unique and timely music-influenced products. As a result, the Company at any given time has many different vendors of different sizes, including some from which it has not previously purchased. Most of the products purchased from the Company's vendors are sold under the labels of the manufacturers, and some are sold under Hot Topic's private labels.

         In order to reduce fashion risk and maintain the ability to respond quickly to emerging trends, Hot Topic buys a majority of its merchandise not more than 30 to 60 days in advance of delivery, and will often begin with small purchases for testing prior to chain-wide distribution. The Company regularly monitors store sales by merchandise classification, SKU, color and size to determine types and amounts of products to purchase, to detect products and trends that are emerging or declining, and to manage the product mix in its stores to respond to the spending patterns of its customers. The Company also works with its vendors to ensure that sources for new and private label products are maintained and expanded.

         During fiscal 1996, the Company had approximately 650 vendors, certain of which have limited financial resources and production capabilities. Of the Company's vendors, AirWair U.S.A. Ltd. accounted for approximately 5.5% of the Company's purchases, and no other single vendor accounted for more than 5% of merchandise purchases. The Company believes that its relationships with its vendors are good.

ALLOCATION AND DISTRIBUTION OF MERCHANDISE

         Allocation and distribution of the Company's inventory is addressed at the store, merchandise classification and SKU levels using integrated third party software. Most merchandise is ordered in bulk and then allocated to each store based on inventory plans and SKU performance by using proprietary software developed by Hot Topic. Buyers determine SKU reorder quantities by using a proprietary automated software program which considers sales history, projected sales, planned inventories by store, store demographics, geographic preferences, store openings and planned markdown dates.

         The Company's Director of Planning and Allocation and five inventory analysts work closely with the merchandise buyers and store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities. Hot Topic's headquarters and distribution facility, consisting of approximately 45,000 square feet, is located in Pomona, California. All merchandise is delivered by vendors to this facility, where it is inspected, price marked, entered into the Company's allocation software system, picked and boxed for shipment to the Company's stores. Merchandise is shipped to stores each weekday, providing Hot Topic stores with a steady flow of reordered and new merchandise. Minimal backstock is maintained in the Company's distribution facility and at its stores, so that at all times almost all of the Company's merchandise is available for sale on the floors of its stores. In the second quarter of 1997, the Company plans to expand the capacity and increase the efficiency of its distribution facility with the addition of automated distribution equipment and software and additional conveyors, at a presently estimated cost of approximately $750,000. With these additions, the Company believes the distribution facility will accommodate store growth through fiscal 1998. However, the Company anticipates that it will need to further expand its distribution facility to accommodate the Company's planned expansion beyond fiscal 1998.

STORE OPERATIONS

         Hot Topic's store operations are managed by a Vice President, Operations, one regional manager and nine district managers who each supervise approximately seven to twelve stores. Individual stores are managed by a store manager and two assistant managers. A typical store has two full time and six to ten part time sales associates, depending on the season. The hiring and training of new employees are the responsibility of the store manager and district manager, and the Company has established training and operations procedures to assist them. Additionally, Hot Topic uses a customized, automated telephone screening system licensed from a third party to help evaluate potential new employees, which helps streamline the Company's interview and hiring processes at the store level.

         The Company strives to create a store environment that teenagers will consider "their place" to shop with friends. Hot Topic seeks to hire sales associates who fit the profile of its target customer -- energetic people who are knowledgeable and passionate about music and music-inspired fashion. To assist management in properly considering the preferences and opinions of its target customers, selected sales associates accompany Hot Topic's buyers on buying trips. Further, in return for feedback on fashion and other trends, sales associates are reimbursed for the cost of attending concerts and clubs, and are encouraged to communicate customer requests and their own merchandise ideas to management. Hot Topic encourages its sales associates to dress and accessorize themselves with the same fashionable merchandise that is sold in its stores. Management believes its music-based culture and its interaction with and respect for sales associates has led to associate turnover rates that the Company believes are lower than the industry average.

         The primary objective of sales associates is to provide superior, informed customer service in order to maximize sales and minimize inventory shrinkage. Store management is provided with daily store sales and weekly category sales results so that performance can be measured against set goals. Postage-paid "report cards" are provided in all stores for customers to grade performance and make recommendations to Company management. The Company strives to give its teenage customers the same level of respect and attention that is generally given to adult customers at other retail stores. Associates are trained to greet each customer, to inform the customer about new music fashion trends and to suggest merchandise that matches the customer's lifestyle and music preferences. Hot Topic also strives to provide friendly and informed customer service for parents. The Company provides a listing of music artists' national tour dates at each of its stores. The Company believes that its high level of product knowledge and service differentiates Hot Topic from other teenage-focused retailers.

         Store and district managers are compensated with a base salary and may qualify to receive a quarterly bonus based on sales and inventory shrinkage. Additionally, district managers may also qualify to receive periodic stock option grants, and certain employees are eligible to participate in the Company's Employee Stock Purchase Plan. The Company believes that its continued success is dependent in part on its ability to attract, retain and motivate qualified employees. In particular, the success of the Company's expansion program will be dependent on its ability to promote and/or recruit qualified district and store managers. To date, the majority of its store managers and assistant store managers have been promoted from within the Company.

STORE ENVIRONMENT

         Hot Topic stores are designed with an industrial warehouse theme that incorporates dense merchandising, and the latest compact discs are played on a professional sound system to create a high-energy and fun shopping environment. The Company believes this atmosphere enhances the Company's image as a source for music-inspired fashion while encouraging customers to shop in its stores for longer periods of time.

         Stores are constructed and fixtured to maximize merchandising flexibility, which enables the Company to highlight new product offerings and create a compelling shopping environment. Bi-monthly planograms are developed to assist store managers in displaying merchandise in an exciting and dynamic manner. In addition, sales associates are encouraged to wear the Company's products, which the Company believes contributes to the overall atmosphere of its stores.

MARKETING AND PROMOTION

         The Company locates its stores in high traffic malls located within areas of high teenage population and relies on existing customers, sales associates, store design and exciting music to attract new customers to its stores. Special artist events are run in conjunction with record companies and licensed merchandise companies to promote new bands, music and movie releases. Hot Topic has found these methods to be more effective than traditional media advertising. The Company has its own web site.

MANAGEMENT INFORMATION SYSTEMS

         Hot Topic's information systems provide integration of store, merchandising, distribution and financial systems. These systems include SKU and classification inventory tracking, purchase order management, open to buy, merchandise distribution, automated ticket making, general ledger, sales audit, accounts payable, fixed asset management, payroll and integrated financials. These systems operate on a Unix platform with a central IBM minicomputer and a Macintosh NT server network. Sales are updated daily in the merchandising reporting systems by polling sales information from each store's point-of-sale ("POS") terminals. The Company's POS system consists of registers providing price look-up, time and attendance, e-mail and credit card and check authorization. Through automated nightly two-way electronic communication with each store, sales information, payroll hours and e-mail messages are uploaded to the host system, and receiving, price changes and system maintenance are downloaded through the POS devices. The Company evaluates information obtained through daily polling to implement merchandising decisions regarding reorders, markdowns and allocation of merchandise.

TRADEMARKS

         The Company has registered on the Principal Register of the United States Patent and Trademark Office its mark "Hot Topic" for various goods and retail store services, and has applied to register the "Hot Topic" mark in Canada, France, Germany, Japan, Mexico and the United Kingdom. The Company has also registered the marks "Morbid Adornments," "Morbid Make-Up," "Morbid Metals," and "Morbid Threads," in the United States for jewelry, cosmetics, body jewelry and clothing, respectively. Each federal registration is renewable indefinitely if the mark is in use at the time of the renewal. Applications have been made to register "Everything But the Music," "Morbid Scents," and the Company's T-shirt display design in the United States. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its marks in the United States.

COMPETITION

         The teenage retail apparel and accessory industry is highly competitive and the Company expects competition in its niche to increase. The Company competes with other retailers for vendors and for teenage and college age customers, suitable retail locations and qualified employees and management personnel. Hot Topic currently competes with street alternative and vintage clothing stores located primarily in metropolitan areas and with other mall-based teenage-focused retailers such as Millers Outpost, Inc., Pacific Sunwear of California, Inc., Spencer Gifts, Inc., Urban Outfitters, Inc., The Wet Seal, Inc., Gadzooks, Inc. and, to a lesser extent, with music stores. Many of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company. The principal factors of competition in the Company's business are merchandise selection, customer service, store location and price.

EMPLOYEES

         The Company employed approximately 230 full-time and 547 part-time employees at March 29, 1997. Of the Company's 777 employees, 67 were corporate and distribution center personnel and 710 were store employees. The number of part-time employees fluctuates with seasonal needs. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS

         The executive officers of the Company and their ages at April 15, 1997 are as follows:

                  NAME                       AGE          POSITION
                  ----                       ---          --------
Orval D. Madden.....................         48      President, Chief Executive Officer and Director
Jay A. Johnson......................         51      Chief Financial Officer and Assistant Secretary
Elizabeth M. McLaughlin.............         36      Vice President, General Merchandise Manager
Marc R. Bertone.....................         40      Vice President, Real Estate and Construction
Greg J. Gillogly....................         42      Vice President, Operations


         Orval D. Madden founded Hot Topic in 1988, and has been the Company's President and Chief Executive Officer and a Director since its inception. Prior to founding Hot Topic, Mr. Madden was a Senior Vice President of Federated Department Stores' Children's Place and Accessory Place divisions, and was a Divisional Vice President for Carter-Hawley-Hale Stores' Broadway and Weinstock's Department Store divisions. In 1993, Mr. Madden was recognized as regional California retailing "Entrepreneur Of The Year" in a competition sponsored by Ernst & Young, Merrill Lynch, and Inc. Magazine.

         Jay A. Johnson has been Chief Financial Officer and Assistant Secretary of the Company since May 1995. From January 1993 to May 1995, he was Vice President/Chief Financial Officer of Frame-n-Lens Optical, Inc., a national optical retailer with 290 stores. From November 1990 to July 1992, Mr. Johnson was Senior Vice President/Chief Financial Officer of Rogersound Labs, a specialty retail audio/video chain, which, in May 1992, filed a petition for reorganization under federal bankruptcy law. Mr. Johnson is a certified public accountant.

         Elizabeth M. McLaughlin has been the Company's Vice President, General Merchandise Manager, since June 1996. From May 1993 through May 1996, Ms. McLaughlin was the Company's Vice President, Operations. From 1985 to May 1993, she held various positions with Millers Outpost including, most recently, Divisional Merchandise Manager. From 1978 to 1985, she held various positions with The Broadway.

         Marc R. Bertone has been Vice President, Real Estate and Construction, of the Company since August 1994. Mr. Bertone has 14 years of leasing and legal experience, and from November 1988 to August 1994, served as Vice President and General Counsel for The Wet Seal, Inc., a specialty retailer. Mr. Bertone was admitted to the California Bar in June 1982.

         Greg J. Gillogly has been the Company's Vice President, Operations, since May 1996. From October 1978 to May 1996, Mr. Gillogly held various management positions at Chess King stores, including Vice President, Director of Stores from June 1992 to January 1996, Regional Sales Manager from October 1984 to June 1992, and District Sales Manager from October 1978 to March 1984.

             CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

         Implementation and Management of Aggressive Growth Strategy

         The Company's net sales and net income have grown significantly during the past several years, primarily as a result of the opening of stores and, to a lesser extent, the introduction of new products and categories. Twenty-six of the Company's 68 stores opened as of February 1, 1997 had been open for less than one full calendar year. The Company intends to continue to pursue an aggressive growth strategy for the foreseeable future, and its future operating results will depend largely upon its ability to open and operate stores successfully and to manage a larger business profitably. The Company anticipates opening approximately 40 stores during fiscal 1997, which will result in a significant increase in the number of stores operated by the Company. Through fiscal 1994, all of the Company's stores were located in the Western United States. In fiscal 1995, the Company expanded into new markets by opening stores in the Northeastern and Midwestern regions of the United States. The Company plans to continue to enter new markets in various regions of the United States, and approximately one-half of its stores opened in fiscal 1996 were in new markets. Operation of a greater number of new stores and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by the Company in its existing stores and markets. In addition, there can be no assurance that the Company's expansion within its existing markets will not adversely affect the individual financial performance of the Company's existing stores or its overall results of operations or that new stores will achieve sales and profitability levels consistent with existing stores. The Company will need to continually evaluate the adequacy of its store management and management information and distribution systems to manage its planned expansion. There can be no assurance that the Company will anticipate all of the changing demands that its expanding operations will impose on such systems, and the failure to adapt its systems and procedures to such changing demands could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will successfully achieve its expansion targets or, if achieved, that planned expansion will result in profitable operations.

         The Company's ability to open stores and the performance of such stores will depend upon many factors, including, among others, the Company's ability to identify and enter new markets, locate suitable store sites, negotiate acceptable lease terms, hire and train store managers and sales associates and obtain adequate capital resources on acceptable terms. From time to time, the Company has encountered difficulties in leasing certain store sites. The Company believes that during the Company's early history these difficulties were in part due to the Company's level of capitalization and its limited operating history at such time. The Company believes that such difficulties have also been in part due to the Company's store concept, and apprehension on the part of mall operators concerning the Company's teenage customers. There can be no assurance that the Company will not continue to face resistance from mall operators. Recently, one mall where the Company has a store imposed a Friday and Saturday night curfew for persons under the age of 16. There can be no assurance that other mall operators will not adopt curfews or that such restrictions will not have a material adverse effect on the Company's sales. Any restrictions on the Company's ability to expand or to offer a broad assortment of merchandise could have a material adverse effect on the Company's business, results of operations and financial condition.

         Fluctuations in Comparable Store Sales Results

         A variety of factors affect the Company's comparable store sales including, among others, the timing of releases of new music-related products, music and fashion trends, the general retail sales environment, the Company's ability to efficiently source and distribute products, changes in the Company's merchandise mix and the Company's ability to execute its business strategy efficiently. The Company's comparable store sales results have fluctuated significantly in the past and the Company believes that such fluctuations may continue. The Company's comparable store sales results for fiscal 1992, 1993, 1994, 1995 and 1996 were 19.8%, 2.9%, 20.3%, (0.9%) and 8.9%, respectively. The
Company's comparable store sales results were 6.5%, (0.9%), (7.2%), 0.1% for the first, second, third and fourth quarters, respectively, of fiscal 1995 and 4.5%, 8.5%, 14.2% and 7.4% for the first, second, third and fourth quarters, respectively, of fiscal 1996. Past comparable store sales results are no indication of future results, and there can be no assurance that the Company's comparable store sales results will not decrease in the future. The Company's comparable store sales results could cause the price of the Common Stock to fluctuate substantially.

         Dependence on and Changes in Music and Fashion Trends

         The Company's profitability is largely dependent upon (i) the continued popularity of alternative and rock music and music videos among teenagers and college age adults, (ii) the emergence of new artists and the success of music releases and music-related products, (iii) the continuance of a significant level of teenage spending on music-licensed and music-influenced products, and
(iv) the Company's ability to anticipate and keep pace with the music, fashion and merchandise preferences of its customers. The popularity of particular types of music, artists, styles and brands is subject to change. The Company's failure to anticipate, identify or react appropriately to changing trends, as well as the making of music or fashion misjudgments, could lead to, among other things, excess inventories and higher markdowns, which could have a material adverse effect on the Company's business, results of operations and financial condition, and on its image with its customers.

         Impact of Economic Conditions; Minimum Wage Rates

         Certain economic conditions affect the level of consumer spending on merchandise offered by the Company, including, among others, business conditions, interest rates, taxation and consumer confidence in future economic conditions. The Company is also dependent upon the continued popularity of malls as a shopping destination and the ability of mall anchor tenants and other attractions to generate customer traffic for its stores. A decrease in mall traffic would adversely affect the Company's growth, net sales, comparable store sales results and profitability. In addition, a significant number of the Company's stores are concentrated in the Western United States, and as a result a deterioration in economic conditions in that region could particularly affect the Company's business, results of operations and financial condition.

         Changes to federal minimum wage laws in 1996 raised the mandatory minimum wage, and a further increase is expected in 1997. California and other states have also recently enacted increases in State required minimum wages that are higher than the Federal requirements. Statutory increases in federal and state minimum wages could adversely affect the Company's profitability. The recent federal and state increase and any other such increases will raise minimum wages above current wage rates of certain of the Company's employees, and competitive factors could require corresponding increases in higher employee wage rates, any of which would increase the Company's expenses and adversely affect results of operations.

         Quarterly Results and Seasonality

         The Company's quarterly results of operations have and are expected to continue to fluctuate materially depending on, among other things, the timing of store openings and related pre-opening and other startup expenses, net sales contributed by new stores, increases or decreases in comparable store sales, releases of new music and music-related products, shifts in timing of certain holidays, changes in the Company's merchandise mix and overall economic conditions. The Company's business is also subject to seasonal influences, with heavier concentrations of sales during the Christmas holiday, the back-to-school season and other periods when school is not in session. As is the case with many retailers of apparel, accessories and related merchandise, the Company typically experiences lower net sales and operating losses during the first fiscal quarter. The Company has experienced quarterly losses in the past and may experience such losses in the future. Because of these fluctuations in net sales and net income (loss), the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter.

         Dependence on Key Vendors

         The Company's performance depends on its ability to purchase current music-related merchandise in sufficient quantities at competitive prices. Though the Company has many sources of merchandise, AirWair U.S.A. Ltd. accounted for approximately 5.5% of the Company's merchandise purchases in fiscal 1996. Substantially all of the Company's music-licensed products are available only from vendors that have exclusive license rights. In addition, many of the Company's music-influenced products are acquired from small, specialized vendors that create unique products primarily for the Company. The Company's smaller vendors generally have limited resources, production capacities and operating histories, and some of the Company's vendors have limited the distribution of their merchandise in the past. The Company has no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that the Company will be able to acquire desired merchandise in sufficient quantities on terms acceptable to the Company in the future; or that any inability to acquire suitable merchandise, or the loss of one or more key vendors, will not have a material adverse effect on the Company's business, results of operations and financial condition.

         Dependence on Key Personnel

         The Company's performance depends largely on the efforts and abilities of senior management, particularly Orval Madden, the Company's President, Chief Executive Officer and founder. The loss of Mr. Madden's services or the services of other members of the management team could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has a $2,000,000 key-man life insurance policy on Mr. Madden. There can be no assurance that Mr. Madden and the Company's existing management team will be able to manage the Company or its growth or that the Company will be able to attract and retain additional qualified personnel as needed in the future.

         Uncertainties Regarding Distribution of Merchandise

         There can be no assurance that the Company's plans for expansion and additions to its distribution center scheduled for the second quarter of 1997 will be sufficient to accommodate store growth through 1998, and the Company anticipates that it will need to further expand its distribution facility to accommodate planned expansion beyond fiscal 1998. There can be no assurance that such present expansion or such future expansion will not cause disruptions that could materially adversely affect the Company's business, results of operations and financial condition. Further, the Company relies upon the United Parcel Service and Federal Express for its product shipments, including shipments to and from all of its stores, and accordingly is subject to the risks, including employee strikes and inclement weather, associated with United Parcel Service's and Federal Express' ability to provide delivery services to meet the Company's shipping needs. The Company is also dependent upon temporary employees to adequately staff its distribution facility, particularly during busy periods, such as during the Christmas season and while multiple stores are opening. There can be no assurance that the Company will continue to receive adequate assistance from its temporary employees, or that there will continue to be sufficient sources of temporary employees.

         Failure to Authenticate Licensing Rights

         The Company purchases licensed merchandise from a number of suppliers who hold manufacturing and distribution rights under the terms of certain licenses. The Company generally relies upon vendors' representations concerning manufacturing and distribution rights and does not independently verify whether these vendors legally hold adequate rights to licensed properties they are manufacturing or distributing. If the Company acquires unlicensed merchandise, it could be obligated to remove such merchandise from its stores, incur costs associated with destruction of merchandise if the distributor is unwilling or unable to reimburse the Company, and be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages. Any of these results could have a material adverse effect on the Company's business, results of operations and financial condition.

         Competition

         The retail apparel and accessory industry is highly competitive. The Company competes with other retailers for vendors and for teenage and college age customers, suitable retail locations and qualified employees and management personnel. Hot Topic currently competes with street alternative and vintage clothing stores located primarily in metropolitan areas and with other mall-based teenage-focused retailers such as Millers Outpost, Inc., Pacific Sunwear of California, Inc., Spencer Gifts, Inc., Urban Outfitters, Inc., The Wet Seal, Inc., Gadzooks, Inc., and, to a lesser extent, with music stores. Many of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company. Direct competition with these and other retailers may increase significantly in the future, which could require the Company, among other things, to lower its prices and/or take other measures. Increased competition could have a material adverse effect on the Company's business, results of operations and financial condition.

         Influence of Existing Shareholders

         As of February 16, 1997, the Company's executive officers, directors and their affiliates beneficially owned approximately 52.4% of the Company's outstanding shares of Common Stock. As a result, these shareholders, if acting together, would be able to influence matters requiring approval by the shareholders of the Company, including the election of a majority of the directors. The voting power of these shareholders under certain circumstances could have the effect of delaying or preventing a change in control of the Company. The Company has entered into agreements with its executive officers and directors indemnifying them against losses they may incur in legal proceedings arising from their service to the Company.

         Price Volatility

         The Common Stock is quoted on the Nasdaq National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations which could adversely affect the market price of the Common Stock without regard to the operating performance of the Company. In addition, the Company believes that factors such as quarterly fluctuations in the financial results of the Company, fluctuations in the Company's comparable store sales, announcements by other apparel, accessory and gift item retailers, the condition of the overall economy and the condition of the financial markets could cause the price of the Common Stock to fluctuate substantially.

         Anti-takeover Matters

         The Company's Amended and Restated Articles of Incorporation and Bylaws contain provisions that may have the effect of delaying, deterring or preventing a takeover of the Company that shareholders may consider to be in their best interests. For instance, the Company's Amended and Restated Articles of Incorporation and Bylaws prohibit shareholder action by written consent and include certain "fair price provisions." Additionally, the Board of Directors has the authority to issue up to 10,000,000 shares of "blank check" preferred stock having such rights, preferences and privileges as designated by the Board of Directors without shareholder approval.

ITEM 2.  PROPERTIES

         All of the Company's existing store locations are leased by the Company, with lease terms expiring between 2001 and 2007. The leases for most of the existing stores are for terms of ten years and provide for contingent rent based upon a percent of sales in excess of specified minimums. Leases for future stores will likely include similar contingent rent provisions.

         The Company's executive offices and distribution center are located in Pomona, California, and are occupied under the terms of a lease covering approximately 45,000 square feet. The lease is scheduled to expire in September 1999, and the Company has three options to extend the lease, each for a two year period.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "HOTT". The Company consummated its initial public offering in September 1996 at a price of $18.00 per share. The following table sets forth, for the periods indicated, the high and low "sales" prices of the shares of Common Stock of the Company, as reported on the Nasdaq National Market.

1996                                                 HIGH                  LOW
----                                                -------              -------
Third Quarter (commencing September 24, 1996)       $29 1/2              $21 1/4
Fourth Quarter                                      $25 1/8              $14 1/2

         On April 15, 1997, the last sales price of the Common Stock as reported on the Nasdaq National Market was $25.50 per share. As of April 15, 1997, there were approximately 70 holders of record of the Company's Common Stock.

         The Company has not paid any cash dividends since inception and does not anticipate paying any cash dividends in the foreseeable future.

         Recent Sales of Unregistered Securities

         Since February 4, 1996, the Company has sold and issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

                  (1) In May and June 1996, the Company sold an aggregate 20,000 shares upon exercise of warrants issued to existing shareholders in August 1993 at a purchase price of $3.60 per share for total consideration of $72,000 cash.

                  (2) The Company granted options to purchase 106,000 shares of its Common Stock to directors, employees and consultants pursuant to its 1996 Equity Incentive Plan.

                  (3) The Company granted options to purchase 6,666 shares of its Common Stock to directors pursuant to its 1996 Non-Employee Directors' Stock Option Plan.

         The sales and issuances of securities in the transactions described in paragraph (1) above were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder.

         The grant of stock options described in paragraphs (2) and (3) above were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to written compensatory benefit plans or pursuant to a written contract relating to compensation, as provided by Rule 701. Subsequent to the grant of the stock options described in paragraphs (2) and (3) above, the Common Stock underlying such stock options were registered pursuant to the Securities Act on a Form S-8 Registration Statement.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

HOT TOPIC, INC.
SELECTED FINANCIAL DATA:
                                                                          FISCAL YEAR
                                               ----------------------------------------------------------------------------
                                                 1992             1993             1994            1995             1996
                                               --------         --------         --------        --------         --------
                                                  (In thousands, except per share data and sales per square foot)
STATEMENT OF OPERATIONS DATA:
Net sales                                      $  6,432         $  9,848         $ 14,002        $ 23,632         $ 43,618
Cost of goods sold, including buying,
distribution & occupancy costs                    4,169            6,668            9,059          15,067           27,049
                                               --------         --------         --------        --------         --------
Gross margin                                      2,263            3,180            4,943           8,565           16,569
Selling, general and administrative
expenses                                          2,080            3,377            4,527           7,981           12,846
                                               --------         --------         --------        --------         --------
Operating income (loss)                             183             (197)             416             584            3,723
Interest income (expense), net                      (14)              (8)              79             143              382
                                               --------         --------         --------        --------         --------
Income (loss) before income taxes                   169             (205)             495             727            4,105
Income taxes (benefit)                               52              (27)             203             291            1,535
                                               --------         --------         --------        --------         --------
Net income (loss)                              $    117             (178)        $    292        $    436         $  2,570
                                               ========         ========         ========        ========         ========
Net income (loss) per share                    $   0.06         $  (0.08)        $   0.11        $   0.14         $   0.67
                                               ========         ========         ========        ========         ========
Weighted average shares outstanding               1,806            2,276            2,759           3,135            3,845

SELECTED OPERATING DATA:
Number of stores at year end                         15               18               24              42               68
Comparable stores sales increase
(decrease)                                         19.8%             2.9%            20.3%           (0.9%)            8.9%
Average sales per square foot                  $    544         $    483         $    571        $    572         $    578
Average sales per store (000s)                 $    589         $    576         $    692        $    705         $    748

BALANCE SHEET DATA:
Working capital                                $  1,851         $  1,194         $  4,087        $  5,857         $ 29,247
Total assets                                      4,131            4,060            9,119          14,959           44,033
Long-term obligations, including current
portion                                              43               20               24              34
                                                                                                                        48
Redeemable preferred stock                        2,145            2,327            6,583          11,245             --
Shareholders' equity                              1,380            1,029            1,004             785           39,069

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Hot Topic is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. The Company opened its first store in 1989, and operated 68 stores in 20 states throughout the Western, Midwestern and Northeastern regions of the United States as of February 1, 1997. The Company opened 18 stores in fiscal 1995, including its first 12 stores in the Midwest and Northeast, and opened 26 stores during fiscal 1996, most of which are in new markets in the Midwest and Northeast adjacent to markets entered in fiscal 1995.

         The Company operates on a 52 or 53 week fiscal year which ends on the Saturday nearest to January 31. Fiscal 1995, which ended on February 3, 1996, was a 53-week year. Fiscal 1994 and 1996 were 52-week years.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales and certain store data:

                                                                     ----------------------------------------
                                                                                   FISCAL YEAR
                                                                     ----------------------------------------
                                                                       1994            1995            1996
                                                                     --------        --------        --------
Net sales                                                              100.0%         100.0%          100.0%
Cost of goods sold, including buying, distribution & occupancy
costs                                                                   64.7           63.8            62.0
                                                                       -----          -----           -----
Gross margin                                                            35.3           36.2            38.0
Selling, general and
  administrative expenses                                               32.3           33.8            29.5
                                                                       -----          -----           -----
Operating income                                                         3.0            2.4             8.5
Interest income (expense), net                                           0.5            0.6             0.9
                                                                       -----          -----           -----
Income before income tax                                                 3.5            3.0             9.4
Provision for income taxes                                               1.4            1.2             3.5
                                                                       -----          -----           -----
Net income                                                               2.1%           1.8%            5.9%
                                                                       =====          =====           =====
Number of stores at year end                                            24              42              68
                                                                       =====          =====           =====


FISCAL 1996 COMPARED TO FISCAL 1995

         Net sales increased approximately $20.0 million, or 84.8%, to $43.6 million in fiscal 1996 from $23.6 million in fiscal 1995. Net sales for the 26 stores opened during fiscal 1996 and for those stores not yet qualifying as comparable stores contributed $18.3 million of the net sales increase. Comparable store sales increased 8.9% in fiscal 1996 and contributed $1.7 million of the increase in net sales. The increase in net sales in fiscal 1996 was principally attributable to increased apparel sales following the hiring of a dedicated women's apparel buyer in fiscal 1995 and continued improvements in the Company's merchandise assortments and in-stock positions in the stores as a result of enhancements to the Company's merchandise planning and allocation systems in the second half of fiscal 1995 and the first half of fiscal 1996. Apparel and T-shirt sales increased to 43% of net sales in fiscal 1996 from 39% of net sales in fiscal 1995.

         Gross margin increased approximately $8.0 million to $16.6 million in fiscal 1996 from $8.6 million in fiscal 1995. As a percentage of net sales, gross margin increased to 38.0% in fiscal 1996 from 36.2% in fiscal 1995, principally due to distribution and buying efficiencies achieved due to the Company's larger store base. These increases in the Company's margins were offset in part by a slightly lower margin on the merchandise sold resulting from a shift in the Company's product mix toward apparel categories.

         Selling, general and administrative expenses increased approximately $4.8 million to $12.8 million during fiscal 1996 from $8.0 million during fiscal 1995, but decreased as a percentage of net sales to 29.5% in fiscal 1996 from 33.8% in fiscal 1995. The decrease as a percentage of net sales was primarily due to a reduction of corporate overhead expense as a percentage of net sales due to the operating leverage achieved through the Company's larger store base, and, to a lesser extent, to a reduction in store payroll expense as a percentage of net sales.

         Operating income increased to $3,723,000 during fiscal 1996 from $584,000 during fiscal 1995. As a percentage of net sales, operating income increased to 8.5% in fiscal 1996 from 2.4% in fiscal 1995, principally from the leveraging of selling, general and administrative expenses.

         Interest income, net, increased approximately $289,000 to $382,000 during fiscal 1996 from $143,000 during fiscal 1995, principally due to higher average cash balances in fiscal 1996. The increase in interest income was primarily due to an increase in the average cash balance invested, partially offset by higher interest expense attributable to the financing of certain computer hardware and software through capitalized leases in the first seven months of fiscal 1996. Such leases were paid off with a portion of the proceeds from the Company's initial public offering in September 1996.

         The Company's effective tax rate was 37.4% in fiscal 1996 and 40% in fiscal 1995. The variance in fiscal 1996 from an expected rate of approximately 40% is a result of a significant portion of the fiscal 1996's interest income being non-taxable.

FISCAL 1995 COMPARED TO FISCAL 1994

         Net sales increased approximately $9.6 million, or 68.8%, to $23.6 million in fiscal 1995 from $14.0 million in fiscal 1994. Net sales for the 18 stores opened during fiscal 1995 and for those stores not yet qualifying as comparable stores contributed all of the net sales increase, offset in part by a $100,000 decrease, or (0.9%), in comparable store sales. The increase in net sales in fiscal 1995 was attributed in part to increased sales of accessory category merchandise as a percentage of net sales.

         Gross margin increased approximately $3.6 million to $8.6 million in fiscal 1995 from $4.9 million in fiscal 1994. As a percentage of net sales, gross margin increased to 36.2% in fiscal 1995 from 35.3% in fiscal 1994, principally due to higher merchandise margins resulting from management's increased focus on reducing inventory shrinkage. In addition, the Company achieved buying efficiencies due to its larger store base. These increases in the Company's margins were offset in part by higher distribution costs as a percentage of net sales, resulting from the opening of stores in more distant markets and higher fixed costs at the new distribution facility to which the Company moved in the fall of 1994.

         Selling, general and administrative expenses increased approximately $3.5 million to $8.0 million during fiscal 1995 from $4.5 million during fiscal 1994, and increased as a percentage of net sales to 33.8% in fiscal 1995 from 32.3% in fiscal 1994. The increase in selling, general and administrative expenses as a percentage of net sales was primarily a result of increased pre-opening and travel expenses incurred in connection with store openings, and increased corporate overhead expenses as the Company hired additional personnel and expanded to larger distribution and office facilities to support the Company's accelerated expansion plans that began in fiscal 1994.

         Operating income increased approximately $168,000 to $584,000 during fiscal 1995 from $416,000 during fiscal 1994. As a percentage of net sales, operating income decreased to 2.4% in fiscal 1995 from 3.0% in fiscal 1994.

         Interest income, net, increased approximately $64,000 to $143,000 during fiscal 1995 from $79,000 during fiscal 1994, principally due to higher average cash balances in fiscal 1995.

         The Company's effective tax rate was 40% in fiscal 1995 and 41% in fiscal 1994.

QUARTERLY RESULTS AND SEASONALITY

         The Company's quarterly results of operations may fluctuate materially depending on, among other things, the timing of store openings and related pre-opening and other startup expenses, net sales contributed by new stores, increases or decreases in comparable store sales, releases of new music and music-related products, shifts in timing of certain holidays, changes in the Company's merchandise mix and overall economic conditions.

         The Company's business is also subject to seasonal influences, with heavier concentrations of sales during the Christmas holiday, back-to-school season, and other periods when schools are not in session. The Christmas holiday season remains the Company's single most important selling season. The Company believes, however, that the importance of the summer vacation and back-to-school seasons (which affect operating results in the second and third quarters, respectively) and, to a lesser extent, the spring break season (which affects operating results in the first quarter), reduces somewhat the Company's dependence on the Christmas holiday selling season. Furthermore, summer vacation, spring break and the back-to-school season take place at somewhat different times in different parts of the country, spreading the impact of these events on the Company's sales over a longer period. As is the case with many retailers of apparel, accessories and related merchandise, the Company typically experiences lower net sales and operating losses during the first fiscal quarter. The Company has experienced quarterly losses in the past and may experience such losses in the future.

         The following table sets forth certain statement of operations and operating data for each of the Company's last eight fiscal quarters. The quarterly statement of operations data and selected operating data set forth below were derived from unaudited financial statements of the Company, which in the opinion of management of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation thereof. Results in any quarter are not necessarily indicative of results that may be achieved for a full year.

                                          FISCAL YEAR 1995                              FISCAL YEAR 1996
                            ----------------------------------------       ----------------------------------------
                            FIRST      SECOND      THIRD      FOURTH       FIRST      SECOND      THIRD      FOURTH
                            -----      ------      -----      ------       -----      ------      -----      ------
                                             (In thousands, except operating and per share data)
STATEMENT OF OPERATIONS
DATA:
   Net Sales                 $3,301      $4,351     $6,022      $9,959      $6,511      $8,890    $11,788    $16,429
   Gross Margin                 999       1,383      2,049       4,134       2,162       3,174      4,424      6,809
   Operating income (loss)    (494)       (528)       (61)       1,667       (317)         124        964      2,952
   Net income (loss)          (272)       (310)       (12)       1,031       (168)          75        663      2,000
   Net income (loss)
     per share              ($0.09)     ($0.10)      $0.00       $0.33     ($0.05)       $0.02      $0.16      $0.41
   Weighted average
     shares outstanding       3,082       3,082      3,082       3,135       3,082       3,323      4,062      4,912
SELECTED OPERATING DATA:
   Comparable store
     sales increase
     (decrease)                6.5%      (0.9%)     (7.2%)        0.1%        4.5%        8.5%      14.2%       7.4%
   Stores open at end
     of period                  27          34         40          42          51          62         66         68

LIQUIDITY AND CAPITAL RESOURCES

         During the last three fiscal years, the Company's primary uses of cash have been to finance store openings and purchase merchandise inventories. The Company has satisfied its cash requirements principally from proceeds from the sale of equity securities, including its initial public offering in September 1996, and cash flows from operations.

         The Company completed its initial public offering of 1,495,000 shares in September 1996, and received net proceeds of approximately $24.3 million. Approximately $2 million of the net proceeds were used to finance store openings and store remodelings in fiscal 1996. Remaining proceeds were used for general corporate purposes and to increase working capital, and the Company expects to use certain of the proceeds to finance store openings and store remodelings in fiscal 1997.

         In March 1996, the Company entered into a bank line of credit for seasonal working capital under which up to $5 million was available. Given the Company's cash reserve, the line of credit was terminated by the Company in April 1997.

         Cash flows provided by (used in) operating activities were $1.3 million, $459,000 and $4.1 million in fiscal 1994, 1995 and 1996, respectively. The increase in cash flow from operating activities in fiscal 1996 was primarily attributable to an increase in the Company's net income as well as a decrease in working capital (resulting from greater income taxes). While the Company's net income increased in fiscal 1995, cash flows from operating activities decreased primarily as a result of an increase in inventory resulting from the Company's larger store base and, less significantly, from the acquisition of inventories in preparation for store openings in the first quarter of fiscal 1996 and an increase in other prepaid expenses primarily for supplies and display elements for such store openings. The increases in both inventory and prepaid expenses were offset in part by increases in accounts payable (which increased as the Company took greater advantage of trade credit to finance inventory purchases) and accrued expenses.

         Cash flows used in investing activities were $1.8 million, $3.8 million and $5.9 million in fiscal 1994, 1995 and 1996, respectively. Cash flows used in investing activities relate primarily to store openings and leasehold improvements and fixtures in the new corporate office and distribution center occupied during the fall of 1994. The Company opened 6, 18 and 26 stores in fiscal 1994, 1995 and 1996, respectively.

         Cash flows provided by financing activities were $3.9 million, $4.0 million and $24.4 million in fiscal 1994, 1995 and 1996, respectively. The Company received net proceeds of $4.0 million from the sale of these additional shares of Series D Preferred Stock in fiscal 1995. In June 1996, the Company received net proceeds of $72,000 from the exercise of warrants to purchase shares of Series C Preferred Stock. In September 1996, the Company received approximately $24.3 million from its initial public offering. In fiscal 1996, subsequent to the Company's initial public offering the Company received net proceeds of $86,000 from the exercise of stock options.

         The Company anticipates that it will spend approximately $9.0 to $10.0 million to open approximately 40 stores in fiscal 1997. During fiscal 1996, the Company's average capital expenditures to open a store, including leasehold improvements and furniture and fixtures, totaled approximately $170,000. The average initial gross inventory for the new 1996 stores was approximately $60,000 (which was partially financed by trade credit) and pre-opening costs averaged approximately $20,000 for these stores. The Company expects the average total costs associated with opening a store will be slightly more in fiscal 1997 than in fiscal 1996. Pre-opening costs are expensed in the period in which the store opens. The actual costs that the Company will incur in connection with opening future stores cannot be predicted with precision because such costs will vary based upon, among other things, geographic location, the size of the stores and the extent of the build-out required at the selected sites. Inventory requirements vary at new stores depending on the season and current merchandise trends.

         The Company believes that its existing cash balances and cash generated from operations will be sufficient to fund its operations and planned expansion through the next 12 months.

INFLATION

         The Company does not believe that inflation has had a material adverse effect on net sales or results of operations. The Company has generally been able to pass on increased costs related to inflation through increases in selling prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The Financial Statements of the Company listed in Item 14(a) are included herein on pages F-1 through F-15 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See the section entitled "Executive Officers" in Part I, Item 1 hereof for information regarding executive officers.

         The information required by this item with respect to directors is incorporated by reference from the information under the caption "Election of Directors," contained in the Company's Definitive Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders to be held on June 3, 1997 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the information appearing under the caption "Certain Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   Index to Financial Statements

                  The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.



                                                                                                       PAGE
        Report of Ernst & Young LLP, Independent Auditors......................................        F-1
        Balance Sheets as of February 1, 1997 and February 3, 1996.............................        F-2
        Statements of Income for the years ended February 1, 1997, February 3, 1996 and January
                 28, 1995......................................................................        F-3
        Statements of Shareholders' Equity for the years ended  February 1, 1997, February 3,
                 1996 and January 28, 1995.....................................................        F-4
        Statements of Cash Flows for the years ended  February 1, 1997, February 3, 1996 and
                 January 28, 1995..............................................................        F-5
        Notes to Financial Statements..........................................................        F-6


         (a)(2)   Index to Financial Statement Schedules

                  All schedules are omitted because they are not required, are not applicable, or the information is included in the Financial Statements or Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

         (a)(3)   Index to Exhibits

                  See Index to Exhibits beginning on page 26.

                  The following management compensatory plans and arrangements are required to be filed as exhibits to this Report on Form 10-K pursuant to
Item 14(c):

         EXHIBIT
         NUMBER            DESCRIPTION OF DOCUMENT
         ------            -----------------------
          10.2        1996 Equity Incentive Plan (the "1996 Plan").  (1)
          10.3        Form of Nonstatutory Stock Option Agreement of Registrant pursuant to the 1996 Plan.  (1)
          10.4        Form of Incentive Stock Option Agreement of Registrant pursuant to the 1996 Plan.  (1)
          10.5        Non-Employee Directors' Stock Option Plan.  (1)
          10.6        Employee Stock Purchase Plan.  (1)
          10.9        Employment Agreement, dated August 9, 1994, entered into between Registrant and Orval D.
                      Madden, as amended on July 8, 1996.  (1)
          10.10       Consulting Agreement, dated August 9, 1994, entered into between Registrant and Orval D.
                      Madden.  (1)
          10.11       Letter Agreement regarding Employment Terms, dated August 9, 1994, entered into between
                      Registrant and Elizabeth M. McLaughlin.  (1)
          10.15       401(k) Defined Contribution Plan of Registrant, effective as of August 1, 1995. (1)

         ------------

         (1) Filed as an exhibit to Registrant's Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.

         (b)      Reports on Form 8-K

                  Not applicable.

         (c)      Exhibits

                  The exhibits required by this Item are listed under Item 14(a)(3).

         (d)      Financial Statement Schedules

                  The financial statement schedules required by this Item are listed under Item 14(a)(2).

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pomona, County of Los Angeles, State of California, on the 22nd day of April, 1997.

                                 HOT TOPIC, INC.



                              By:  /s/ ORVAL D. MADDEN
                                 -----------------------
                                 Orval D. Madden
                                 President, Chief Executive Officer and Director

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Orval D. Madden and Jay A. Johnson, or any of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           NAME                        POSITION                            DATE
-----------------------     -------------------------------------     --------------

/s/ ROBERT M. JAFFE         Chairman of the Board                     April 22, 1997
----------------------
    Robert M. Jaffe

/s/ ORVAL D. MADDEN         President, Chief Executive Officer        April 22, 1997
----------------------      and Director (Principal Executive
    Orval D. Madden         Officer)

/s/ JAY A. JOHNSON          Chief Financial Officer and Assistant     April 22, 1997
----------------------      Secretary (Principal Financial and
    Jay A. Johnson          Accounting Officer)

/s/ EDGAR F. BERNER         Director                                  April 22, 1997
----------------------
    Edgar F. Berner

/s/ STANLEY E. FOSTER       Director                                  April 22, 1997
----------------------
    Stanley E. Foster

/s/ JESS MARZAK             Director                                  April 22, 1997
----------------------
   Jess Marzak

/s/ GEORGE PEYSER           Director                                  April 22, 1997
----------------------
    George Peyser

/s/ CECE SMITH              Director                                  April 22, 1997
----------------------
    Cece Smith

                                 Hot Topic, Inc.

                              Financial Statements


                                February 1, 1997




                                    CONTENTS

Report of Independent Auditors.......................................F-1

Audited Financial Statements

Balance Sheets.......................................................F-2
Statements of Income.................................................F-3
Statements of Shareholders' Equity...................................F-4
Statements of Cash Flows.............................................F-5
Notes to Financial Statements........................................F-6

                         Report of Independent Auditors

The Board of Directors and Shareholders
Hot Topic, Inc.

We have audited the accompanying balance sheets of Hot Topic, Inc. as of February 1, 1997 and February 3, 1996, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hot Topic, Inc. at February 1, 1997 and February 3, 1996, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 1997 in conformity with generally accepted accounting principles.

                                        ERNST & YOUNG LLP

Los Angeles, California
March 7, 1997

                                 Hot Topic, Inc.

                                 Balance Sheets


                                                                   FEBRUARY 1,      FEBRUARY 3,
                                                                       1997            1996
                                                                   ----------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $ 27,151,245     $ 4,569,257
  Inventory                                                           4,937,218       3,161,869
  Prepaid expenses and other                                            993,234         616,272
  Deferred tax asset (Note 7)                                           309,924         111,759
                                                                   ----------------------------
Total current assets                                                 33,391,621       8,459,157

Leaseholds, fixtures and equipment, net (Note 2)                     10,606,034       6,463,499
Deposits and other                                                       35,543          35,865
                                                                   ----------------------------
Total assets                                                       $ 44,033,198     $14,958,521
                                                                   ============================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $  2,016,676     $ 1,513,785
  Accrued payroll and related expenses                                1,044,930         534,834
  Accrued sales and other taxes payable                                 209,782         155,634
  Federal and state income taxes payable                                859,268         384,915
  Current portion of obligations under capital leases                    13,773          12,492
                                                                   ----------------------------
Total current liabilities                                             4,144,429       2,601,660

Deferred rent (Note 4)                                                  319,006         245,780
Capital lease obligations, less current portion (Note 4)                 34,434          21,746
Deferred tax liability (Note 7)                                         466,166          58,748

Redeemable convertible preferred shares, no par value (Note 5):
  Series A, 225,807 shares authorized, issued and outstanding                --         868,055
  Series B, 204,422 shares authorized, issued and outstanding                --         826,174
  Series C, 236,944 shares authorized, 216,945 shares issued
   and outstanding                                                           --         935,095
  Series D, 1,611,800 shares authorized, issued and
   outstanding                                                               --       8,615,801

Commitments (Note 4)

Shareholders' equity (Note 6):
  Common shares, no par value; 10,000,000 shares authorized;
    4,599,253 and 764,000 shares issued and outstanding at
    February 1, 1997 and February 3, 1996, respectively              36,613,148         785,462
  Deferred compensation                                                (114,403)             --
  Retained earnings                                                   2,570,418              --
                                                                   ----------------------------
Total shareholders' equity                                           39,069,163         785,462
                                                                   ============================
Total liabilities and shareholders' equity                         $ 44,033,198     $14,958,521
                                                                   ============================

See accompanying notes.

                                 Hot Topic, Inc.

                              Statements of Income


                                                           YEARS ENDED
                                          FEBRUARY 1,      FEBRUARY 3,      JANUARY 28,
                                              1997             1996             1995
                                         ----------------------------------------------
Net sales                                $ 43,617,823     $ 23,632,134     $ 14,002,580
Cost of goods sold, including buying,
  distribution and occupancy costs         27,048,928       15,067,046        9,059,031
                                         ----------------------------------------------
Gross margin                               16,568,895        8,565,088        4,943,549

Selling, general and administrative
  expenses                                 12,845,602        7,981,121        4,527,404
                                         ----------------------------------------------
Operating income                            3,723,293          583,967          416,145

Interest income                              (469,241)        (151,464)         (85,764)
Interest expense                               87,516            8,301            7,072
                                         ----------------------------------------------
Income before income taxes                  4,105,018          727,130          494,837

Provision for income taxes (Note 7)         1,534,600          290,800          202,916
                                         ----------------------------------------------
Net income                               $  2,570,418     $    436,330     $    291,921
                                         ==============================================
Net income per share                     $       0.67     $       0.14     $       0.11
                                         ==============================================
Shares used in computing net income
  per share                                 3,844,797        3,135,342        2,759,000
                                         ==============================================

See accompanying notes.

                                 Hot Topic, Inc.

                       Statements of Shareholders' Equity

                                            Common Shares                            Retained        Total
                                      -------------------------     Deferred         Earnings     Shareholders'
                                        Shares         Amount     Compensation      (Deficit)        Equity
                                      ------------------------------------------------------------------------
Balance at January 29, 1994             764,000    $  1,175,337     $      --     $  (146,159)    $  1,029,178
  Accretion of preferred shares
    redemption value                         --        (171,032)           --        (145,762)        (316,794)
  Net income                                 --              --            --         291,921          291,921
                                      ------------------------------------------------------------------------
Balance at January 28, 1995             764,000       1,004,305            --              --        1,004,305
  Accretion of preferred shares
    redemption value                         --        (218,843)           --        (436,330)        (655,173)
  Net income                                 --              --            --         436,330          436,330
                                      ------------------------------------------------------------------------
Balance at February 3, 1996             764,000         785,462            --              --          785,462
  Issuance of common stock            1,495,397      24,268,160            --              --       24,268,160
  Accretion of preferred shares
    redemption value                         --        (528,363)           --              --         (528,363)
  Conversion of preferred stock       2,305,892      11,845,488            --              --       11,845,488
  Exercise of stock options              33,964          86,476            --              --           86,476
  Deferred compensation related to
    grant of stock options                   --         143,560      (143,560)             --               --
  Amortization of deferred
    compensation                             --              --        29,157              --           29,157
  Tax benefit from exercise of
    options                                  --          12,365            --              --           12,365
  Net income                                 --              --            --       2,570,418        2,570,418
                                      ------------------------------------------------------------------------
Balance at February 1, 1997           4,599,253    $ 36,613,148     $(114,403)    $ 2,570,418     $ 39,069,163
                                      ========================================================================

See accompanying notes.

                                 Hot Topic, Inc.

                            Statements of Cash Flows


                                                                         YEARS ENDED
                                                         FEBRUARY 1,     FEBRUARY 3,     JANUARY 28,
                                                             1997            1996            1995
                                                        --------------------------------------------
OPERATING ACTIVITIES
Net income                                              $  2,570,418     $   436,330     $   291,921
Adjustments to reconcile net income to net cash
  flows provided by operating activities:
   Depreciation and amortization                           1,723,577         977,740         496,838
   Deferred rent                                              73,226          65,385          50,098
   Deferred compensation                                      29,157              --              --
   Deferred taxes                                            209,253        (109,654)         56,643
   Loss on disposal of fixed assets                           79,261              --              --
   Changes in operating assets and liabilities:
     Inventory                                            (1,775,349)     (1,825,433)       (303,537)
     Prepaid expenses and other current assets              (376,962)       (400,848)         26,783
     Deposits and other assets                                   322         (55,438)        (17,277)
     Accounts payable                                        502,891         913,729         287,184
     Accrued payroll and related expenses                    510,096         317,923          72,146
     Accrued sales and other taxes payable                    54,148        (125,517)        237,745
     Income taxes payable                                    474,353         265,204         119,711
                                                        --------------------------------------------
Net cash flows provided by operating activities            4,074,391         459,421       1,318,255

INVESTING ACTIVITIES
Purchases of property and equipment                       (5,889,793)     (3,755,562)     (1,827,880)
                                                        --------------------------------------------
Net cash flows used in investing activities               (5,889,793)     (3,755,562)     (1,827,880)

FINANCING ACTIVITIES
Payments on capital lease obligations                        (41,610)        (11,672)        (16,390)
Proceeds from sale of redeemable convertible
  preferred shares, net of issuance costs                         --       4,006,758       3,939,320
Proceeds from sale of common shares                       24,268,160              --
Proceeds from exercise of stock options
  and warrants                                               170,840              --              --
                                                        --------------------------------------------
Net cash flows provided by financing activities           24,397,390       3,995,086       3,922,930
                                                        --------------------------------------------
Increase in cash and cash equivalents                     22,581,988         698,945       3,413,305
Cash and cash equivalents at beginning of year             4,569,257       3,870,312         457,007
                                                        --------------------------------------------
Cash and cash equivalents at end of year                $ 27,151,245     $ 4,569,257     $ 3,870,312
                                                        ============================================
SUPPLEMENTAL INFORMATION
Cash paid during the year for interest                  $     87,516     $     8,301     $     7,072
                                                        ============================================
Cash paid during the year for income taxes              $    832,447     $   135,250     $        --
                                                        ============================================
Capital lease obligations entered into for equipment    $     55,581     $    21,662     $    19,438
                                                        ============================================

See accompanying notes.

                                 Hot Topic, Inc.

                          Notes to Financial Statements

                                February 1, 1997


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Hot Topic, Inc. (the Company) was incorporated in California in September 1988. The Company sells music licensed and music influenced apparel, accessories and gift items for young men and women through its retail stores. The Company operates mall based retail stores throughout the western, midwestern and northeastern regions of the United States.

On September 23, 1996, the Company completed an initial public offering (the Offering) of 1,495,000 shares of common stock at a price of $18.00 per share. The net proceeds to the Company, net of underwriting discounts and commissions and offering expenses, were $24.3 million.

FISCAL YEAR

The Company's fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal year ended February 3, 1996 was a 53 week year and the fiscal years ended February 1, 1997 and January 28, 1995 were 52 week years.

REVENUE RECOGNITION

Retail merchandise sales are recognized at the point of sale less estimated sales returns.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of less than three months when purchased to be cash equivalents. The Company is potentially exposed to a concentration of credit risk when cash deposits at banks are in excess of federally insured limits, and as a result of the investment of cash equivalents at two financial institutions.

INVENTORY

Inventories and related cost of sales are accounted for by the retail method. The cost of inventory is determined at the lower of the first-in, first-out
(FIFO) method or market.

STORE PREOPENING COSTS

Costs incurred in connection with the opening of a new store are expensed as incurred.

                                 Hot Topic, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost or in the case of capitalized leases, at the present value of future minimum lease payments. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (3-10 years). Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or ten years.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ASSET IMPAIRMENT

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), effective February 4, 1995. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. There was no effect on the financial statements from the adoption of SFAS No. 121.

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued "Accounting for Stock-Based Compensation" (SFAS No. 123). The statement is effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, stock-based compensation expense is measured using either the intrinsic value method as prescribed by Accounting Principle Board Opinion No. 25 or the fair value method described in SFAS No. 123. The Company adopted the pro forma disclosure requirements of SFAS No. 123 in fiscal 1996. The pro forma impact on net income and net income per common share was not material.

                                 Hot Topic, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period including the effect to the conversion of convertible preferred shares that were automatically converted upon completion of the Offering (using the if converted method) from the original date of issuance. Common equivalent shares consist of convertible preferred stock (using the if converted method) and stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, convertible preferred stock (using the if converted method) and common equivalent shares (using the treasury stock method) issued during the 12 months immediately preceding the offering have been included in the computation as if they were outstanding for all periods presented (using the treasury method assuming repurchase of common stock at the estimated public offering price).

RECLASSIFICATION

Certain amounts in the February 3, 1996 and January 28, 1995 financial statements have been reclassified to conform with the February 1, 1997 classification.

2. LEASEHOLDS, FIXTURES AND EQUIPMENT

Leaseholds, fixtures and equipment are summarized as follows:

                                                   FEBRUARY 1,     FEBRUARY 3,
                                                      1997            1996
                                                  ----------------------------
Furniture, fixtures and equipment                 $  7,021,551     $ 4,230,281
Leasehold improvements                               7,196,831       4,390,296
                                                  ----------------------------
                                                    14,218,382       8,620,577
Less accumulated depreciation and amortization      (3,612,348)     (2,157,078)
                                                  ============================
                                                  $ 10,606,034     $ 6,463,499
                                                  ============================

                                 Hot Topic, Inc.

3. LINE OF CREDIT

In March 1996, the Company entered into a bank line of credit for seasonal working capital under which up to $5,000,000 was available. The line of credit was canceled by the Company in 1997.

4. COMMITMENTS

LEASES

The Company has entered into lease agreements for retail and office space under primarily noncancelable leases with terms ranging from three to approximately ten years. The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or 6% to 8% of annual sales volume. Certain of the leases provide for increasing minimum annual rental amounts. Rent expense is recorded evenly over the term of the lease. Accordingly, deferred rent, as reflected in the accompanying balance sheets, represents the difference between rent expense accrued and amounts paid under the terms of the lease agreement. Total rent expense for the years ended February 1, 1997, February 3, 1996 and January 28, 1995 was $3,272,996, $1,896,939 and $1,095,740, respectively, including contingent rentals of $260,214, $177,849 and $148,808, respectively.

The Company leases certain equipment under capital lease obligations. Cost and accumulated depreciation of equipment under capital leases were $55,581 and $6,338, respectively, at February 1, 1997, $42,747 and $8,509, respectively, at February 3, 1996, and $114,484 and $54,887, respectively, at January 28, 1995.

                                 Hot Topic, Inc.

4. COMMITMENTS (CONTINUED)

LEASES

Annual future minimum lease payments under operating and capital leases as of February 1, 1997 are as follows:

                                                           OPERATING     CAPITAL
Fiscal year                                                  LEASES       LEASES
                                                          ----------------------
1998                                                      $ 3,504,983    $17,740
1999                                                        3,518,155     26,773
2000                                                        3,428,177      9,826
2001                                                        3,477,026      1,266
2002                                                        3,417,255         --
Thereafter                                                 12,625,690         --
                                                          ----------------------
Total minimum lease payments                              $29,971,286     55,605
                                                          ===========
Less amounts representing interest                                         7,398
                                                                         -------
Present value of future minimum capital lease payments                    48,207

Less amounts due in one year                                              13,773
                                                                         -------
Long-term portion of obligations under capital leases                    $34,434
                                                                         =======

5. REDEEMABLE CONVERTIBLE PREFERRED SHARES

As of February 3, 1996 and through the Offering, the Company had issued four series of convertible preferred stock. The Company's Restated Articles of Incorporation (the Articles) provided for redemption of any series of preferred stock on or after July 5, 1999, over a period of three years on a quarterly basis, at the request of the holders of a majority of the then outstanding shares of such series. The redemption price was equal to the respective Liquidation Preference (as defined) for each share, plus any unpaid dividends.

Preferred shares were entitled to preferential cumulative dividends at 8% per annum of the applicable Liquidation Preference from the date the shares were originally issued. Cumulative unpaid dividends at February 3, 1996 and January 28, 1995, were $1,202,596 and $547,429, respectively. The Articles provided for payment of dividends under certain conditions, none of which occurred.

Effective upon completion of the Offering, 2,278,973 outstanding shares of preferred stock converted into 2,305,892 shares of common stock.

                                 Hot Topic, Inc.

6. SHAREHOLDERS' EQUITY

WARRANTS

In August 1993, the Company issued warrants to shareholders to purchase an aggregate 20,000 shares of redeemable convertible Series C preferred shares at a price of $3.60 per share. The warrants, which were valued at $.475 per share, were exercisable through August 1996. In June 1996, the warrants to purchase Series C preferred stock were exercised for an aggregate $72,000, and 19,999 shares of Series C preferred stock and one share of the Company's common stock were issued.

STOCK OPTIONS

During the year ended February 1, 1992, the Company granted nonstatutory options to purchase 13,420 shares of the Company's common stock to certain of its employees at an option price of $2.00 per share expiring on November 30, 2000. As of February 1, 1997, all of these options were fully vested.

In 1993, the Company adopted the 1993 Stock Option Plan (the Plan), whereby stock options may be granted to employees, directors or consultants of the Company as deemed appropriate by the Board. In July 1994, the Plan was amended to make a total of 350,000 shares of the Company's common stock available for grant under the Plan. In April 1996, the available number of shares was increased to 500,000. The exercise price of options granted under the Plan shall be determined by the Board of Directors at the date of grant and shall not be lower than (i) 100% of the fair market value of the Company's common stock on the date of grant for incentive stock options, (ii) 85% of the fair market value of the Company's common stock on the date of grant for nonstatutory stock options, and (iii) 110% of the fair market value of the Company's common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock of the Company. Unless the Board declares otherwise, options will vest 25% at the end of the first year, with the remaining balance vesting quarterly over the next three years. All options granted under the Plan will expire ten years from the date of grant.

In June 1996, the Board of Directors adopted the 1996 Equity Incentive Plan (the 1996 Plan), an amended and restated version of the 1993 Stock Option Plan. Under the 1996 Plan, 750,000 shares of the Company's common stock are reserved for issuance pursuant to the exercise of stock awards granted to employees, directors and consultants. The 1996 Plan will terminate in June 2006 unless terminated earlier by the Board of Directors. Options granted under the 1996 Plan will vest according to schedules approved by the Board of Directors and will expire ten years from the date of grant.

                                 Hot Topic, Inc.

6. SHAREHOLDERS' EQUITY (CONTINUED)

In June 1996, the Board of Directors adopted the 1996 Non-Employee Directors' Stock Option Plan (the Directors' Plan) to provide for the automatic grant of options to purchase shares of common stock to nonemployee directors of the Company. A total of 30,000 shares of common stock have been reserved for issuance under the Directors' Plan. The options granted under the Directors' Plan will vest 25% at the end of the first year, with the remaining balance vesting quarterly over the next three years. All options granted under the Directors' Plan will expire ten years from the date of grant.

In June 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the Stock Purchase Plan). The Stock Purchase Plan provides for the issuance of up to 150,000 shares of common stock to employees of the Company. Under the Stock Purchase Plan, all eligible employees are granted identical rights to purchase common stock for each Board-authorized offering under the Stock Purchase Plan. Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee's employment for any reason. In general, an employee may withdraw from participation in an offering at any time during the purchase period for such offering. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings will occur every six months commencing January 1, 1997.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996: weighted-average risk-free interest rates of 6%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 0.35; and a weighted average expected life of the option of 5 years. The impact on net income and earnings per share was not material.

                                 Hot Topic, Inc.

6. SHAREHOLDERS' EQUITY (CONTINUED)

A summary of the Company's stock option activity and related information follows:

                                            FEBRUARY 1, 1997      FEBRUARY 3, 1996
                                           ----------------------------------------
                                                     WEIGHTED              WEIGHTED
                                                      AVERAGE               AVERAGE
                                                     EXERCISE              EXERCISE
                                           OPTIONS     PRICE     OPTIONS     PRICE
                                           ----------------------------------------
Outstanding at beginning of year           328,420     $2.72     291,920     $2.65
  Granted                                  112,666     $8.01      37,500     $3.25
  Exercised                                (33,964)    $2.55          --        --
  Canceled                                  (8,000)    $3.59      (1,000)    $2.75
                                           ----------------------------------------
Outstanding at end of year                 399,122     $4.21     328,420     $2.72
                                           ========================================
Exercisable at end of year                 195,278     $3.28     148,303     $1.33
Weighted average fair value of options
  granted during the year                              $8.01                 $3.25

Exercise prices for options outstanding as of February 1, 1997 ranged from $2.00 to $22.75. The weighted average remaining contractual life of those options is 6 years.

7. INCOME TAXES

Following is the composition of the provision for income taxes for the years ended:

                             FEBRUARY 1,    FEBRUARY 3,   JANUARY 28,
                                 1997          1996          1995
                             ----------------------------------------
 Current:
   Federal                   $ 1,021,150     $ 334,083     $124,761
   State                         304,197        66,371       21,512
                             ----------------------------------------
                               1,325,347       400,454      146,273
 Deferred:
   Federal                       204,132       (86,883)      56,643
   State                           5,121       (22,771)          --
                             ----------------------------------------
                                 209,253      (109,654)      56,643
                             ----------------------------------------
 Total income tax expense    $ 1,534,600     $ 290,800     $202,916
                             ========================================

                                 Hot Topic, Inc.

7. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets and liabilities:

                                              FEBRUARY 1,   FEBRUARY 3,
                                                  1997          1996
                                              -------------------------
Current deferred tax assets:
  Accrued vacation                             $  63,922     $  51,634
  Inventory                                      158,487        53,980
  State taxes                                    102,015         9,552
  Other                                               --        11,093
                                              -------------------------
Total deferred tax assets                        324,424       126,259
Valuation allowance for deferred tax assets      (14,500)      (14,500)
                                              -------------------------
Net current deferred tax assets                  309,924       111,759

Noncurrent deferred tax liabilities:
  Depreciation                                  (509,612)      (58,748)
  Deferred rent                                   43,446            --
                                              -------------------------
Total noncurrent deferred tax liabilities       (466,166)      (58,748)
                                              -------------------------
Net deferred tax (liability) asset             $(156,242)    $  53,011
                                              =========================

Reconciliation of provision for taxes to statutory tax rate for the years ended:

                                   FEBRUARY 1,  FEBRUARY 3, JANUARY 28,
                                      1997         1996        1995
                                   ------------------------------------
Statutory federal rate                34.0%        34.0%       34.0%
Permanent differences                 (2.4)         1.0         0.2
State and local taxes, net of
  federal benefit                      5.0          4.0         5.8
Change in valuation allowance
  and other items                      0.8          1.0         1.0
                                   ------------------------------------
Effective income tax rate             37.4%        40.0%       41.0%
                                   ====================================

                                 Hot Topic, Inc.

8. EMPLOYEE BENEFIT PLAN

Effective January 1, 1995, the Company adopted the Hot Topic 401(k) Retirement Savings Plan (the 401(k) Plan). All employees who have been employed by the Company for at least one year of service (provided that such service represents a minimum of 1,000 hours worked during the year) and are at least 21 years of age are eligible to participate. Employees may contribute to the 401(k) Plan up to 20% of their current compensation, subject to a statutorily prescribed annual limit. The Company may in its discretion contribute certain amounts to eligible employees' accounts. The Company has not made any contributions to the 401(k) Plan.

                                  EXHIBIT INDEX

        EXHIBIT
         NUMBER   DESCRIPTION OF DOCUMENT
         ------   -----------------------

          3.1 Form of Amended and Restated Articles of Incorporation of Registrant. (1)

          3.2     Form of amended and restated Bylaws of Registrant.  (1)

          4.1     Reference is made to Exhibits 3.1 and 3.2.

          4.2     Specimen stock certificate. (1)

         10.1 Form of Indemnity Agreement to be entered into between Registrant and its directors and officers. (1)

         10.2     1996 Equity Incentive Plan (the "1996 Plan"). (1)

         10.3 Form of Nonstatutory Stock Option Agreement of Registrant pursuant to the 1996 Plan. (1)

         10.4 Form of Incentive Stock Option Agreement of Registrant pursuant to the 1996 Plan. (1)

         10.5     Non-Employee Directors' Stock Option Plan. (1)

         10.6     Employee Stock Purchase Plan. (1)

         10.7 Letter Agreement regarding Credit Terms and Conditions, dated March 6, 1996, between Imperial Bank and Registrant. (1)

         10.8 General Security Agreement (Tangible and Intangible Personal Property), dated March 6, 1996, between Imperial Bank and Registrant. (1)

         10.9 Employment Agreement, dated August 9, 1994, entered into between Registrant and Orval D. Madden, as amended on July 8, 1996. (1)

         10.10 Consulting Agreement, dated August 9, 1994, entered into between Registrant and Orval D. Madden. (1)

         10.11 Letter Agreement regarding Employment Terms, dated August 9, 1994, entered into between Registrant and Elizabeth M. McLaughlin. (1)

         10.12 Amended and Restated Reimbursement Agreement, dated July 15, 1994, entered into between Registrant and Orval D. Madden and Leann B. Madden. (1)

         10.13 First Amended and Restated Shareholders' Rights Agreement, dated July 15, 1994, between Registrant and certain of its shareholders, as amended by written consent as of June 20, 1996.(1)

         10.14 Industrial Real Estate Lease (Single Tenant Facility), dated June 30, 1994, entered into between Registrant and New England Mutual Life Insurance Company. (1)

         10.15 401(k) Defined Contribution Plan of Registrant, effective as of August 1, 1995. (1)

         10.16 First Amendment to Founder's Indemnification Agreement, dated July 15, 1994, entered into by and among Orval D. Madden, the Registrant, Sorrento Ventures, Inc., Sorrento Ventures II, L.P., Sorrento Ventures IIB, L.P., Phillips-Smith Specialty Retail Group III, L.P., First Small Business Investment Company of California and Craig Foley. (1)

         10.17 Amendment to Amended and Restated Reimbursement Agreement, dated as of August 26, 1996, among Orval Madden, LeAnn Madden, Registrant and certain of Registrant's shareholders. (1)

         11.1     Statement re: computation of per share earnings.

         23.1     Consent of Ernst & Young LLP, Independent Auditors.

         24.1     Power of Attorney. Reference is made to page 25.

         27.1     Financial Data Schedule.

------------

(1) Filed as an exhibit to Registrant's Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.