Form 10-Q
period 1997-05-03
HOT TOPIC INC /CA/
filed 1997-06-11
CIK 1017712

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      X         SECURITIES EXCHANGE ACT OF 1934
     ---

For the quarterly period ended  May 3, 1997
                                -----------

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to _____________________

                         COMMISSION FILE NUMBER: 0-28784

                                 HOT TOPIC, INC.
                                -----------------
             (Exact name of Registrant as specified in Its Charter)

CALIFORNIA                                              77-0198182
-----------                                             ----------
(State of Incorporation)                   (IRS Employer Identification No.)

3410 POMONA BLVD., POMONA, CA                             91768
-----------------------------                             ------
(address of principle executive offices)                (Zip Code)

(Telephone number of registrant)  (909) 869-6373
                                  ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: May 29, 1997 -
4,636,816 shares, no par value.                                 ---------------
-------------------------------

                                 HOT TOPIC, INC.
                               INDEX TO FORM 10-Q

                                                                                           Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited):

          Balance Sheets - May 3, 1997 and February 1, 1997                                    3

          Statements of Operations for the
           13 weeks ended May 3, 1997 and May 4, 1996                                          4

          Statements of Cash Flows  for the 13
           weeks ended May 3, 1997 and May 4, 1996                                             5

          Notes to Financial Statements                                                        6


Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                               7-9


PART II.  OTHER INFORMATION                                                                    9


          SIGNATURE PAGE                                                                      10

                                 HOT TOPIC, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                          May 3,1997       Feb.1,1997(a)
ASSETS

Current Assets:
        Cash and cash equivalents                                                         $ 23,873,000      $ 27,151,000
        Inventory                                                                            5,187,000         4,937,000
        Prepaid expenses and other                                                           1,157,000           993,000
        Deferred tax asset                                                                     310,000           310,000
                                                                                          ------------      ------------
Total current assets                                                                        30,527,000        33,391,000

Leaseholds, fixtures and equipment:
        Furniture, fixtures and equipment                                                    8,392,000         7,021,000
        Leasehold improvements                                                               8,454,000         7,197,000
                                                                                          ------------      ------------
                                                                                            16,846,000        14,218,000
        Less accumulated depreciation                                                        4,165,000         3,612,000
                                                                                          ------------      ------------
Net leaseholds, fixtures and equipment                                                      12,681,000        10,606,000
Deposits and other assets                                                                       39,000            36,000
                                                                                          ------------      ------------

Total Assets                                                                              $ 43,247,000      $ 44,033,000
                                                                                          ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
        Accounts payable                                                                  $  2,351,000      $  2,016,000
        Accrued payroll and related expenses                                                   693,000         1,045,000
        Accrued sales and other taxes                                                          229,000           210,000
        Income taxes payable                                                                         -           859,000
        Current portion capital
         lease obligations                                                                      24,000            14,000
                                                                                          ------------      ------------

 Total current liabilities                                                                   3,297,000         4,144,000

Deferred rent                                                                                  347,000           319,000
Capital lease obligations, less
 current portion                                                                               112,000            35,000
Deferred tax liability                                                                         466,000           466,000

Shareholders' equity
        Common shares, no par value; 10,000,000 shares
        authorized; 4,618,331 and 4,599,253 issued and
        outstanding at May 3, 1997 and February 1,1997,
        respectively                                                                        36,670,000        36,613,000
Deferred compensation                                                                         (105,000)         (114,000)
Retained earnings                                                                            2,460,000         2,570,000
                                                                                          ------------      ------------

 Total shareholders' equity                                                                 39,025,000        39,069,000
                                                                                          ------------      ------------

 Total liabilities and
    shareholders' equity                                                                  $ 43,247,000      $ 44,033,000
                                                                                          ============      ============

(a) - The balance sheet at Feb. 1, 1997 has been derived from the audited financial statements at that date.
See accompanying notes.

                                 HOT TOPIC, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        First Quarter
                                       (13 weeks ended)
                                 ------------------------------
                                  May 3, 1997      May 4, 1996
Net sales                         $ 11,188,000      $ 6,511,000
Cost of goods sold, including
 buying, distribution and
 occupancy costs                     7,426,000        4,349,000
                                  ------------      -----------
Gross margin                         3,762,000        2,162,000
Selling, general and
 administrative expenses             4,175,000        2,479,000
                                  ------------      -----------
Operating loss                        (413,000)        (317,000)
Interest income-net                    236,000           37,000
                                  ------------      -----------
Loss before
 income taxes                         (177,000)        (280,000)
(Benefit) for
 income taxes                          (67,000)        (112,000)
                                  ------------      -----------
Net loss                          $   (110,000)     $  (168,000)
                                  ============      ===========
Net loss per share                $      (0.02)     $     (0.05)
Weighted average shares
 outstanding                         4,606,635        3,081,973

See accompanying notes.

                                 HOT TOPIC, INC.
                     STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                 Year-to-date (13 weeks) ended
                                                 -----------------------------
                                                  May 3,1997        May 4,1996
                                                 ------------      -----------
Net income (loss)                                $   (110,000)     $  (168,000)
   Adjustments to reconcile net
    income (loss) to net cash flows
    provided by (used in)
    operating activities:
   Depreciation and amortization                      559,000          332,000
   Deferred rent                                       28,000           18,000
   Deferred compensation                                9,000                -
   Loss on disposal of fixed assets                    37,000                -
Changes in operating assets and liabilities:
Inventory                                            (250,000)        (320,000)
Prepaid expenses and other                           (164,000)        (190,000)
Deposits and other                                     (3,000)          42,000
Accounts payable                                      335,000          804,000
Accrued payroll and related expenses                 (352,000)        (280,000)
Accrued sales and other taxes payable                  19,000          (23,000)
Income taxes payable                                 (859,000)        (335,000)
                                                 ------------      -----------
Net cash flows provided by (used
 in) operating activities                            (751,000)        (120,000)

Investing Activities:
Purchases of property and equipment                (2,553,000)      (1,385,000)
                                                 ------------      -----------
Net cash flows used in
  investing activities                             (2,553,000)      (1,385,000)

Financing Activities:
Payments on capital lease
 obligations                                          (31,000)         (18,000)
Proceeds from exercise of stock options                57,000               --
                                                 ------------      -----------
Net cash flows provided by (used in)
 financing activities                                  26,000          (18,000)
                                                 ------------      -----------
Decrease in cash
 and cash equivalents                              (3,278,000)      (1,523,000)

Cash and cash equivalents
 at the beginning of period                        27,151,000        4,569,000
                                                 ------------      -----------

Cash and cash equivalents
 at the end of period                            $ 23,873,000      $ 3,046,000
                                                 ============      ===========
Supplemental Information:
        Cash paid during the period
          for interest                           $      3,000      $     7,000
        Cash paid during the period
          for income taxes                       $    858,000      $   335,000
        Capital lease obligations
          entered into for equipment             $    119,000      $   341,000

See accompanying notes.

                                 HOT TOPIC, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. Organization and Basis of Presentation:

        Hot Topic, Inc. (the "Company") is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. The Company currently operates 84 stores in 25 states throughout the Western, Midwestern and Eastern regions of the United States.

The information set forth in these financial statements is unaudited except for the February 1, 1997 Balance Sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 weeks ended May 3, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1997.

NOTE 2. Net Income (Loss) Per Share:

        Net income (loss) per share is based on the weighted average number of common and common stock equivalent, if dilutive, shares outstanding during the period. Shares used in this computation for the period ended May 4, 1996, reflect pro forma effect of the conversion of the then outstanding redeemable convertible preferred stock into common stock, using the if converted method from the original date of issuance.

NOTE 3. Initial Public Offering of Common Stock

On September 24, 1996, the Company completed its initial public offering of 1,495,000 shares of common stock for $18.00 per share. The Company invested the net proceeds of approximately $24.3 million from the offering in short-term, investment grade, interest-bearing securities.

NOTE 4. Impact of Recently Issued Accounting Standards:

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of earnings per share for these quarters is not expected to be material.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the Company's Financial Statements and the Notes related thereto.

RESULTS OF OPERATIONS

13 Weeks Ended May 3, 1997 (First Quarter of Fiscal 1997) Compared to 13 Weeks Ended May 4, 1996 (First Quarter of Fiscal 1996)

    Net sales increased $4,677,000, or 71.8%, to $11,188,000 during the first quarter of fiscal 1997 from $6,511,000 during the first quarter of fiscal 1996. Net sales for the 40 stores not yet qualifying as comparable stores contributed approximately $4,300,000 of the increase in net sales. Comparable store sales increased 5.7% and contributed approximately $300,000 of the increase in net sales for the first quarter of fiscal 1997. The increased sales in the first quarter of fiscal 1997 were attributable to a generally more favorable retail apparel environment, increases in the sales of apparel category merchandise as a percentage of total net sales and improvements in the allocation and distribution of merchandise to the stores.

    Gross margin increased approximately $1,600,000 to $3,762,000 during the first quarter of fiscal 1997 from $2,162,000 during the first quarter of fiscal 1996. As a percentage of net sales, gross margin increased to 33.6% during the first quarter of fiscal 1997 from 33.2% in the first quarter of fiscal 1996. The increase in gross margin as a percentage of net sales was principally due to the leveraging of the buying and distribution expenses of the Company over a larger store base. These margin improvements were offset, in part, by a slight decrease in the Company's merchandise margins, principally attributable to the increased apparel sales, which have lower initial mark ups, as a percentage of net sales.

    Selling, general and administrative expenses increased approximately $1,696,000 to $4,175,000 during the first quarter of fiscal 1997 from $2,479,000 during the first quarter of fiscal 1996, but decreased as a percentage of net sales to 37.3% in the first quarter of fiscal 1997 from 38.1% in the first quarter of fiscal 1996. The decrease as a percentage of net sales was primarily attributable to a reduction of corporate overhead expense as a percentage of net sales due to the operating leverage achieved through the Company's larger store base, offset in part by higher store payroll expense as a percentage of net sales and by higher pre-opening expenses. The higher store payroll expense as a percentage of net sales resulted principally from increases in Federal and state minimum wage rates. The Company's aggregate pre-opening expenses increased significantly, attributable to opening 13 stores in the first quarter of 1997 compared to 9 in the first quarter of 1996. The average pre-opening expense per new store opened was approximately the same in each period.

    Operating loss increased approximately $96,000 to a loss of $413,000 during the first quarter of fiscal 1997 from a loss of $317,000 during the first quarter of fiscal 1996. As a percentage of net sales, the operating loss decreased to 3.7% in the first quarter of fiscal 1997 from a loss of 4.9% in the first quarter of fiscal 1996. A significant portion of the increased dollar loss is attributable to the increased pre-opening expenses.

    Interest income, net, increased approximately $199,000 to $236,000 in the first quarter of fiscal 1997 from $37,000 in the first quarter of fiscal 1996. The increase in interest income was primarily due to an increase in the average cash balance invested in the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

Historically, as well as during the first quarter of fiscal 1997, the Company's primary uses of cash have been to finance store openings and purchase merchandise inventories. The Company has satisfied its cash requirements principally from proceeds from the sale of equity securities and cash flows from operations.

Working capital at May 3, 1997 was $27,230,000 compared to $29,247,000 at February 1, 1997. The decrease is primarily from the use of working capital used to finance the new store openings.

    Cash flows provided by (used in) operating activities were ($751,000) and ($120,000) in the first quarter of fiscal 1997 and 1996, respectively. The increase in cash flows used in operating activities in the first quarter of fiscal 1997 was primarily the result of an increase in inventory resulting from the Company's larger store base and the payment of income taxes.

    Cash flows used in investing activities were $2,553,000 and $1,385,000 in the first quarter of fiscal 1997 and 1996, respectively. Cash flows used in investing activities relate primarily to store openings, equipment for the distribution center and computer hardware and software. The Company opened 13 and 9 stores in the first quarter of fiscal 1997 and 1996, respectively.

    Cash flows provided by (used in) financing activities were $26,000 and $(18,000) in the first quarter of fiscal 1997 and 1996, respectively.

    The Company believes that its current cash balances and cash generated from operations will be sufficient to fund its operations and planned expansion through fiscal 1997.

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

     Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, which represent the Company's expectations or beliefs concerning future events. These forward looking statements involve risks and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the sufficiency of the Company's working capital and cash flows from operating activities, the implementation and management of the Company's growth strategy, the demand for the merchandise offered by the Company, the ability of the Company to obtain adequate merchandise supply, the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand, the effect of economic conditions, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers as well as other risks detailed from time to time in the Company's SEC reports, including the Company's Annual Report on Form 10-K dated April 22, 1997.


PART II. - OTHER INFORMATION

Items 1-6 are not applicable.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Hot Topic, Inc.
        (Registrant)



Date:       6/5/97                                 /s/ Orval D. Madden
      -------------------                          -----------------------------
                                                   Orval D. Madden
                                                   President and Chief
                                                   Executive Officer (principal
                                                   executive officer)

Date:        6/5/97                                /s/ Jay A. Johnson
      -------------------                          -----------------------------
                                                   Jay A. Johnson
                                                   Chief Financial Officer
                                                   (principal financial and
                                                   accounting officer)


Item 1. - Legal Proceedings - Not Applicable

Item 2. - Changes in Securities -  Not Applicable

Item 3. - Defaults Upon Senior Securities -  Not Applicable

Item 4. - Submission of Matters to a Vote of Stockholders -  Not Applicable

Item 5. - Other Information -  Not Applicable

Item 6(a) - Exhibits -  Not Applicable

Item 6(b) - Reports on Form 8-K

         No reports on Form 8-K were filed during the period.