Form 10-Q
period 1997-08-02
HOT TOPIC INC /CA/
filed 1997-09-10
CIK 1017712

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 2, 1997

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: August 28, 1997
- - 4,722,092 shares, no par value.

                                 HOT TOPIC, INC.
                               INDEX TO FORM 10-Q

                                                                              Page No.
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited):

            Balance Sheets - August 2, 1997 and February 1, 1997                 3

            Statements of Operations for the:
              13 and 26 weeks ended August 2, 1997 and August 3, 1996            4

            Statements of Cash Flows  for the 26
              weeks ended August 2, 1997 and August 3, 1996                      5

            Notes to Financial Statements                                        6


Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                               7-9


PART II.    OTHER INFORMATION                                                    10

            SIGNATURE PAGE                                                       11

                                 HOT TOPIC, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                        August 2,1997      Feb.1,1997(a)
                                                        -------------      -------------
ASSETS

Current Assets:
            Cash and cash equivalents                   $  22,112,000      $  27,151,000
            Inventory                                       8,192,000          4,937,000
            Prepaid expenses and other                      1,214,000            993,000
            Deferred tax asset                                310,000            310,000
                                                        -------------      -------------
Total current assets                                       31,828,000         33,391,000

Leaseholds, fixtures and equipment:
            Furniture, fixtures and equipment              10,309,000          7,021,000
            Leasehold improvements                          9,781,000          7,197,000
                                                        -------------      -------------
                                                           20,090,000         14,218,000
            Less accumulated depreciation                   4,828,000          3,612,000
                                                        -------------      -------------
Net leaseholds, fixtures and equipment                     15,262,000         10,606,000
Deposits and other assets                                      39,000             36,000
                                                        -------------      -------------

Total Assets                                            $  47,129,000      $  44,033,000
                                                        =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
            Accounts payable                            $   5,072,000      $   2,016,000
            Accrued payroll and related expenses            1,144,000          1,045,000
            Accrued sales and other taxes                     312,000            210,000
            Income taxes payable                               58,000            859,000
            Current portion capital
              lease obligations                                24,000             14,000
                                                        -------------      -------------

 Total current liabilities                                  6,610,000          4,144,000

Deferred rent                                                 398,000            319,000
Capital lease obligations, less
 current portion                                              106,000             35,000
Deferred tax liability                                        466,000            466,000

Shareholders' equity
            Common shares, no par value; 10,000,000
            shares authorized; 4,721,936 and
            4,599,253 issued and outstanding at
            August 2, 1997 and February 1,1997,
            respectively                                   36,981,000         36,613,000
Deferred compensation                                         (96,000)          (114,000)
Retained earnings                                           2,664,000          2,570,000
                                                        -------------      -------------

 Total shareholders' equity                                39,549,000         39,069,000
                                                        -------------      -------------

 Total liabilities and
      shareholders' equity                              $  47,129,000      $  44,033,000
                                                        =============      =============

(a) - The balance sheet at Feb. 1, 1997 has been derived from the audited financial statements at that date. See accompanying notes.

                                 HOT TOPIC, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Second Quarter
                                        (13 weeks ended)
                                  -----------------------------
                                  Aug. 2, 1997     Aug. 3, 1996
                                  ------------     ------------
Net sales                         $ 13,682,000     $  8,890,000
Cost of goods sold, including
 buying, distribution and
 occupancy costs                     9,064,000        5,716,000
                                  ------------     ------------
Gross margin                         4,618,000        3,174,000
Selling, general and
 administrative expenses             4,501,000        3,050,000
                                  ------------     ------------
Operating income                       117,000          124,000
Interest income-net                    212,000            1,000
                                  ------------     ------------
Income before
 income taxes                          329,000          125,000
Provision for
 income taxes                          125,000           50,000
                                  ------------     ------------
Net income                        $    204,000     $     75,000
                                  ============     ============
Net income per share              $       0.04     $       0.02
Weighted average shares
 outstanding                         4,935,000        3,323,000

See accompanying notes.

                                            Six Months
                                         (26 weeks ended)
                                  ------------------------------
                                  Aug. 2, 1997      Aug. 3, 1996
                                  ------------      ------------
Net sales                         $ 24,870,000      $ 15,401,000
Cost of goods sold, including
 buying, distribution and
 occupancy costs                    16,490,000        10,065,000
                                  ------------      ------------
Gross margin                         8,380,000         5,336,000
Selling, general and
 administrative expenses             8,676,000         5,529,000
                                  ------------      ------------
Operating (loss)                      (296,000)         (193,000)
Interest income-net                    448,000            38,000
                                  ------------      ------------
Income (loss) before
 income taxes                          152,000          (155,000)
Provision (benefit) for
 income taxes                           58,000           (62,000)
                                  ------------      ------------
Net income (loss)                 $     94,000      $    (93,000)
                                  ============      ============
Net income (loss) per share       $       0.02      $      (0.03)
Weighted average shares
 outstanding                         4,771,000         3,089,000

See accompanying notes.

                                 HOT TOPIC, INC.
                     STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                 Year-to-date (26 weeks) ended
                                                 ------------------------------
                                                 Aug. 2,1997       Aug. 3,1996
                                                 ------------      ------------
Net income (loss)                                $     94,000      ($    93,000)
     Adjustments to reconcile net
      income (loss) to net cash flows
      provided by (used in)
      operating activities:
     Depreciation and amortization                  1,216,000           730,000
     Deferred rent                                     79,000            38,000
     Deferred compensation                             18,000            13,000
     Loss on disposal of fixed assets                  23,000              --
Changes in operating assets and liabilities:
Inventory                                          (3,255,000)       (1,409,000)
Prepaid expenses and other                           (221,000)         (198,000)
Deposits and other                                     (3,000)           35,000
Accounts payable                                    3,056,000           794,000
Accrued payroll and related expenses                   99,000          (253,000)
Accrued sales and other taxes payable                 102,000            49,000
Income taxes payable                                 (801,000)         (340,000)
                                                 ------------      ------------
Net cash flows provided by (used
 in) operating activities                             407,000          (634,000)

Investing Activities:
Purchases of property and equipment                (5,808,000)       (3,287,000)
                                                 ------------      ------------
Net cash flows used in
   investing activities                            (5,808,000)       (3,287,000)
Financing Activities:
Payments on capital lease
 obligations                                           (6,000)          (36,000)
Proceeds from exercise of warrants                       --              72,000
Proceeds from exercise of stock options               368,000              --
                                                 ------------      ------------
Net cash flows provided by
 financing activities                                 362,000            36,000
                                                 ------------      ------------
Decrease in cash
 and cash equivalents                              (5,039,000)       (3,885,000)

Cash and cash equivalents
 at the beginning of period                        27,151,000         4,569,000
                                                 ------------      ------------

Cash and cash equivalents
 at the end of period                            $ 22,112,000      $    684,000
                                                 ============      ============
Supplemental Information:
            Cash paid during the period
              for interest                       $      8,000      $     30,000
            Cash paid during the period
              for income taxes                   $    861,000      $    340,000
            Capital lease obligations
              entered into for equipment         $     88,000      $    546,000

See accompanying notes.

                                 HOT TOPIC, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Organization and Basis of Presentation:

       Hot Topic, Inc. (the "Company") is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. The Company currently operates 98 stores in 31 states throughout the Western, Midwestern, Eastern and Southern regions of the United States.

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

       In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 and 26 weeks ended August 2, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1997.

NOTE 2.  Net Income (Loss) Per Share:

       Net income (loss) per share is based on the weighted average number of common and common stock equivalent, if dilutive, shares outstanding during the period. Shares used in this computation for the periods ended August 3, 1996, reflect pro forma effect of the conversion of the then outstanding redeemable convertible preferred stock into common stock, using the as if converted method from the original date of issuance.

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

RESULTS OF OPERATIONS

13 Weeks Ended August 2, 1997 (Second Quarter of Fiscal 1997) Compared to 13 Weeks Ended August 3, 1996 (Second Quarter of Fiscal 1996)


       Net sales increased $4,792,000, or 53.9%, to $13,682,000 during the second quarter of fiscal 1997 from $8,890,000 during the second quarter of fiscal 1996. Net sales for the 50 stores not yet qualifying as comparable stores contributed approximately $4,748,000 of the increase in net sales. Comparable store sales increased 0.7% and contributed approximately $44,000 of the increase in net sales for the second quarter of fiscal 1997. Sales of apparel category merchandise, as a percentage of total net sales, increased to 47% in the second quarter of 1997 compared to 43% in the second quarter of 1996.

       Gross margin increased approximately $1,444,000 to $4,618,000 during the second quarter of fiscal 1997 from $3,174,000 during the second quarter of fiscal 1996. As a percentage of net sales, gross margin decreased to 33.8% during the second quarter of fiscal 1997 from 35.7% in the second quarter of fiscal 1996. The decrease in gross margin as a percentage of net sales was primarily due to a decrease in the Company's merchandise margins and an increase in occupancy expenses, both offset, in part, by the leveraging of the buying and distribution expenses of the Company over a larger store base. The decrease in merchandise margin was principally attributable to a higher mix of apparel sales (which traditionally have a lower markup than accessory and gift categories), as well as a higher level of promotional sales compared to the second quarter last year, which the Company attributed to the cooler weather in the East and Midwest that led many retailers to clear summer merchandise earlier than normal in the quarter. Further, occupancy expense, as a percentage of net sales, was higher than in the second quarter of 1997 compared to the second quarter of 1996 principally due to the greater number of new stores.

       Selling, general and administrative expenses increased approximately $1,451,000 to $4,501,000 during the second quarter of fiscal 1997 from $3,050,000 during the second quarter of fiscal 1996, but decreased as a percentage of net sales to 32.9% in the second quarter of fiscal 1997 from 34.3% in the second quarter of fiscal 1996. The decrease as a percentage of net sales was primarily attributable to a reduction of corporate overhead expense as a percentage of net sales due to the operating leverage achieved through the Company's larger store base, offset in part by higher store payroll expense as a percentage of net sales. The higher store payroll expense as a percentage of net sales resulted principally from increases in Federal and state minimum wage rates.

       Operating income decreased slightly to approximately $117,000 during the second quarter of fiscal 1997 from $124,000 during the second quarter of fiscal 1996. As a percentage of net sales, operating income was 0.9% in the second quarter of fiscal 1997 compared to 1.4% in the second quarter of fiscal 1996.

       Interest income, net, increased approximately $211,000 to $212,000 in the second quarter of fiscal 1997 from $1,000 in the second quarter of fiscal 1996. The increase in interest income was primarily due to an increase in the average cash balance invested in the second quarter of fiscal 1997.

26 Weeks Ended August 2, 1997 (First Six Months of Fiscal 1997) Compared to 26 Weeks Ended August 3, 1996 (First Six Months of Fiscal 1996)


       Net sales increased $9,469,000, or 61.5%, to $24,870,000 during the first six months of fiscal 1997 from $15,401,000 during the first six months of fiscal 1996. Net sales for the 50 stores not yet qualifying as comparable stores contributed approximately $9,037,000 of the increase in net sales. Comparable store sales increased 3.0% and contributed approximately $432,000 of the increase in net sales for the first six months of fiscal 1997. The increased sales in the first six months of fiscal 1997 were attributable to increases in the sales of apparel category merchandise as a percentage of total net sales and improvements in the allocation and distribution of merchandise to the stores.

       Gross margin increased approximately $3,044,000 to $8,380,000 during the first six months of fiscal 1997 from $5,336,000 during the first six months of fiscal 1996. As a percentage of net sales, gross margin decreased to 33.7% during the first six months of fiscal 1997 from 34.6% in the first six months of fiscal 1996. The decrease in gross margin as a percentage of net sales was primarily due to a decrease in the Company's merchandise margins, increase in occupancy expenses, both offset, in part, by the leveraging of the buying and distribution expenses of the Company over a larger store base. The decrease in merchandise margin in the first six months of 1997 was principally attributable to the increased apparel sales, which have lower initial mark ups and higher markdowns, principally during the second quarter of 1997.

       Selling, general and administrative expenses increased approximately $3,147,000 to $8,676,000 during the first six months of fiscal 1997 from $5,529,000 during the first six months of fiscal 1996, but decreased as a percentage of net sales to 34.9% in the first six months of fiscal 1997 from 35.3% in the first six months of fiscal 1996. The decrease as a percentage of net sales was primarily attributable to a reduction of corporate overhead expense as a percentage of net sales due to the operating leverage achieved through the Company's larger store base, offset in part by higher store payroll expense as a percentage of net sales. The higher store payroll expense as a percentage of net sales resulted principally from increases in Federal and state minimum wage rates.

       Operating loss increased approximately $103,000 during the first six months of fiscal 1997 to $296,000 from $193,000 during the first six months of fiscal 1996. As a percentage of net sales, operating loss was 1.2% in the first six months of fiscal 1997 compared to 1.3% in the first six months of fiscal 1996.

       Interest income, net, increased approximately $410,000 to $448,000 in the first six months of fiscal 1997 from $38,000 in the first six months of fiscal 1996. The increase in interest income was primarily due to an increase in the average cash balance invested in the first six months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

       Historically, as well as during the second quarter and first six months of fiscal 1997, the Company's primary uses of cash have been to finance store openings and purchase merchandise inventories. The Company has satisfied its cash requirements principally from proceeds from the sale of equity securities and cash flows from operations.

       Working capital at August 2, 1997 was $25,218,000 compared to $29,247,000 at February 1, 1997. The decrease is primarily from the use of working capital used to finance the new store openings.

       Cash flows provided by (used in) operating activities were $407,000 and ($634,000) in the first six months of fiscal 1997 and 1996, respectively. The increase in cash flows provided by operating activities in the first six months of fiscal 1997 was primarily attributable to an increase in the Company's net income and depreciation and amortization expense, off set in part by the payment of income taxes.

       Cash flows used in investing activities were $5,808,000 and $3,287,000 in the first six months of fiscal 1997 and 1996, respectively. Cash flows used in investing activities relate primarily to store openings, equipment for the distribution center and computer hardware and software. The Company opened 26 and 20 stores in the first six months of fiscal 1997 and 1996, respectively.

       Cash flows provided by financing activities were $362,000 and $36,000 in the first six months of fiscal 1997 and 1996, respectively.

       The Company believes that its current cash balances and cash generated from operations will be sufficient to fund its operations and planned expansion through fiscal 1997.

SEASONALITY

       The Company's business is subject to seasonal influences, with heavier concentrations of sales during the Christmas holiday, back-to-school season, and other periods when schools are not in session. The Christmas holiday season remains the Company's single most important selling season. As is the case with many retailers of apparel, accessories and related merchandise, the Company typically experiences lower net sales and operating losses during the second fiscal quarter. The Company does not believe that inflation has had a material adverse effect on its net sales or results of operations. The Company has generally been able to pass on increased costs related to inflation through increases in selling prices.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

       Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. These forward looking statements involve risks and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the sufficiency of the Company's working capital and cash flows from operating activities, the implementation and management of the Company's growth strategy, the demand for the merchandise offered by the Company, the ability of the Company to obtain adequate merchandise supply, the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand, the effect of economic conditions, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers as well as other risks detailed from time to time in the Company's SEC reports, including the Company's Annual Report on Form 10-K dated April 22, 1997.

PART II. - OTHER INFORMATION

Items 1-3 and 5-6 are not applicable.

Item 4.  Submission of Matters to a vote of Security Holders

         The annual meeting of shareholders of the Company (the "Annual Meeting") was held on June 3, 1997 in Pomona, California.

         Proposal 1 - Election of Directors

         Each of the candidates listed below were duly elected to the Board of directors at the Annual Meeting by the tally indicated.

             Candidate                   Votes in Favor      Votes Withheld
             ---------                   --------------      --------------
           Robert M. Jaffe                  3,666,051              825
           Orval D. Madden                  3,666,051              825
           Edgar F. Berner                  3,666,051              825
           Stanley E. Foster                3,666,051              825
           Jess R. Marzak                   3,666,051              825
           George Peyser                    3,666,051              825
           Cece Smith                       3,666,051              825

         Proposal 2 - Ratification of Selection of Independent Auditors

        Votes in favor                 Votes Against         Votes Abstained
        --------------                 -------------         ---------------
           3,666,226                        100                    550

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Hot Topic, Inc.
                                       (Registrant)



Date: 9/5/97                           /s/ Orval D. Madden
                                       -----------------------------------

                                       Orval D. Madden
                                       President and Chief
                                       Executive Officer (principal
                                       executive officer)

Date: 9/5/97                           /s/ Jay A. Johnson
                                       -----------------------------------

                                       Jay A. Johnson
                                       Chief Financial Officer
                                       (principal financial and
                                       accounting officer)