Form 10-Q
period 1997-11-01
HOT TOPIC INC /CA/
filed 1997-12-08
CIK 1017712

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
(Mark One)
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     [X]    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 1, 1997
                                ----------------

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

                        COMMISSION FILE NUMBER: 0-28784

                                HOT TOPIC, INC.
                                ---------------
             (Exact name of Registrant as specified in Its Charter)

CALIFORNIA                                              77-0198182
----------                                              ----------
(State of Incorporation)                   (IRS Employer Identification No.)

3410 POMONA BLVD., POMONA, CA                              91768
-----------------------------                              -----
(address of principle executive offices)                (Zip Code)

(Telephone number of registrant)  (909) 869-6373
                                  --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  [X]          No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: December 1, 1997
                                                                ----------------
- 4,754,180 shares, no par value.
--------------------------------

                                HOT TOPIC, INC.
                              INDEX TO FORM 10-Q

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Balance Sheets - November 1, 1997 and February 1, 1997           3

         Statements of Income for the:
           13 and 39 weeks ended November 1, 1997 and November 2, 1996    4

         Statements of Cash Flows for the:
           39 weeks ended November 1, 1997 and November 2, 1996           5-6

         Notes to Financial Statements                                    6-7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8-10

PART II. OTHER INFORMATION                                                11

         SIGNATURE PAGE                                                   11

                                HOT TOPIC, INC.
                                BALANCE SHEETS
                                  (Unaudited)

                                             Nov. 1, 1997   Feb. 1, 1997(a)
ASSETS

Current Assets:
    Cash and cash equivalents                 $20,964,000    $27,151,000
    Inventory                                   7,575,000      4,937,000
    Prepaid expenses and other                  1,509,000        993,000
    Deferred tax asset                            310,000        310,000
                                              -----------    -----------
Total current assets                           30,358,000     33,391,000

Leaseholds, fixtures and equipment:
    Furniture, fixtures and equipment          11,704,000      7,021,000
    Leasehold improvements                     10,533,000      7,197,000
                                              -----------    -----------
                                               22,237,000     14,218,000
    Less accumulated depreciation               5,615,000      3,612,000
                                              -----------    -----------
Net leaseholds, fixtures and equipment         16,622,000     10,606,000
Deposits and other assets                          40,000         36,000
                                              -----------    -----------

Total Assets                                  $47,020,000    $44,033,000
                                              ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                          $ 3,221,000    $ 2,016,000
    Accrued payroll and related expenses        1,055,000      1,045,000
    Accrued sales and other taxes                 330,000        210,000
    Income taxes payable                          689,000        859,000
    Current portion of capital
     lease obligations                             24,000         14,000
                                              -----------    -----------

 Total current liabilities                      5,319,000      4,144,000

Deferred rent                                     449,000        319,000
Capital lease obligations, less
 current portion                                  102,000         35,000
Deferred tax liability                            466,000        466,000

Shareholders' equity
Common shares, no par value; 10,000,000
   shares authorized; 4,724,074 and
   4,599,253 issued and outstanding at
   November 1, 1997 and February 1, 1997,
   respectively                                36,987,000     36,613,000
Deferred compensation                             (87,000)      (114,000)
Retained earnings                               3,784,000      2,570,000
                                              -----------    -----------

 Total shareholders' equity                    40,684,000     39,069,000
                                              -----------    -----------

 Total liabilities and
  shareholders' equity                        $47,020,000    $44,033,000
                                              ===========    ===========

(a) - The balance sheet at Feb. 1, 1997 has been derived from the audited financial statements at that date.
See accompanying notes.

                                HOT TOPIC, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                          Third Quarter
                                        (13 weeks ended)
                                   ---------------------------
                                   Nov. 1, 1997   Nov. 2, 1996

Net sales                           $18,753,000    $11,788,000
Cost of goods sold, including
 buying, distribution and
 occupancy costs                     12,029,000      7,364,000
                                    -----------    -----------
Gross margin                          6,724,000      4,424,000
Selling, general and
 administrative expenses              5,124,000      3,461,000
                                    -----------    -----------
Operating income                      1,600,000        963,000
Interest income-net                     206,000         80,000
                                    -----------    -----------
Income before income taxes            1,806,000      1,043,000
Provision for income taxes              686,000        390,000
                                    -----------    -----------
Net income                          $ 1,120,000    $   663,000
                                    ===========    ===========
Net income per share                      $0.23          $0.16
Weighted average shares
 outstanding                          4,928,000      4,062,000

See accompanying notes.

                                          Nine Months
                                        (39 weeks ended)
                                   ---------------------------
                                   Nov. 1, 1997   Nov. 2, 1996

Net sales                           $43,623,000    $27,189,000
Cost of goods sold, including
 buying, distribution and
 occupancy costs                     28,519,000     17,429,000
                                    -----------    -----------
Gross margin                         15,104,000      9,760,000
Selling, general and
 administrative expenses             13,800,000      8,990,000
                                    -----------    -----------
Operating income                      1,304,000        770,000
Interest income-net                     654,000        118,000
                                    -----------    -----------
Income before income taxes            1,958,000        888,000
Provision for income taxes              744,000        318,000
                                    -----------    -----------
Net income                          $ 1,214,000    $   570,000
                                    ===========    ===========
Net income per share                      $0.25          $0.16
Weighted average shares
 outstanding                          4,819,000      3,555,000

See accompanying notes.

                                HOT TOPIC, INC.
                     STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                               Year-to-date (39 weeks) ended
                                              -------------------------------
                                               Nov. 1, 1997     Nov. 2, 1996
                                              --------------   --------------
Net income                                      $ 1,214,000      $   570,000
 Adjustments to reconcile net
  income to net cash flows
  provided by operating activities:
 Depreciation and amortization                    2,008,000          943,000
 Deferred rent                                      130,000           55,000
 Deferred compensation                               27,000           12,000
 Loss on disposal of fixed assets                    33,000               --
Changes in operating assets
  and liabilities:
   Inventory                                     (2,638,000)      (1,204,000)
   Prepaid expenses and other                      (516,000)        (324,000)
   Deposits and other                                (4,000)          53,000
   Accounts payable                               1,205,000          777,000
   Accrued payroll and related expenses              10,000           79,000
   Accrued sales and other taxes payable            120,000           58,000
   Income taxes payable                            (170,000)         (21,000)
                                                -----------      -----------
Net cash flows provided by
    operating activities                          1,419,000          998,000

Investing Activities:
Purchases of property and equipment              (7,970,000)      (4,286,000)
Net cash flows used in                          -----------      -----------
 investing activities                            (7,970,000)      (4,286,000)

Financing Activities:
Payments on capital lease
 obligations                                        (10,000)        (563,000)
Proceeds from exercise of warrants                       --           72,000
Proceeds from Initial Public
 Offering, net of expenses                                        24,261,000
Proceeds from exercise of warrants
 and stock options                                  374,000          101,000
                                                -----------      -----------
Net cash flows provided by
 financing activities                               364,000       23,799,000
(Decrease) increase in cash                       ---------       ----------
 and cash equivalents                            (6,187,000)      20,511,000

Cash and cash equivalents
 at the beginning of period         27,151,000     4,569,000
                                   -----------   -----------

Cash and cash equivalents
 at the end of period              $20,964,000   $25,080,000
                                   ===========   ===========
Supplemental Information:
  Cash paid during the period
   for interest                    $    11,000   $    78,000
  Cash paid during the period
   for income taxes                $   918,000   $   340,000
  Capital lease obligations
   entered into for equipment      $    88,000   $   579,000

See accompanying notes.

                                HOT TOPIC, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  Organization and Basis of Presentation:
         ---------------------------------------

  Hot Topic, Inc. (the "Company") is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. The Company currently operates 108 stores in 32 states throughout the Western, Midwestern, Eastern and Southern regions of the United States.

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

  In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 and 39 weeks ended November 1, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1997.

NOTE 2.  Net Income Per Share:
         ---------------------

  Net income per share is based on the weighted average number of common and common stock equivalent, if dilutive, shares outstanding during the period. Shares used in this computation for the periods ended November 2, 1996, reflect pro forma effect of the conversion of the then outstanding redeemable convertible preferred stock into common stock, using the if converted method from the original date of issuance.

NOTE 3.  Initial Public Offering of Common Stock
         ---------------------------------------

  On September 24, 1996, the Company completed its initial public offering of 1,495,000 shares of common stock for $18.00 per share. The Company invested the net proceeds of approximately $24.3 million from the offering in short-term, investment grade, interest-bearing securities.

NOTE 4.  Impact of Recently Issued Accounting Standards:
         ----------------------------------------------

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

RESULTS OF OPERATIONS

13 Weeks Ended November 1, 1997 (Third Quarter of Fiscal 1997) Compared to 13
-----------------------------------------------------------------------------
Weeks Ended November 2, 1996 (Third Quarter of Fiscal 1996)
-----------------------------------------------------------

  Net sales increased $6,965,000, or 59%, to $18,753,000 during the third quarter of fiscal 1997 from $11,788,000 during the third quarter of fiscal 1996. Net sales for the 45 stores in the quarter not yet qualifying as comparable stores contributed approximately $6,903,000 of the increase in net sales. Comparable store sales increased 0.6% and that increase contributed approximately $62,000 of the increase in net sales for the third quarter of fiscal 1997. In last year's third quarter, comparable store sales increased by 14.2%. Sales of apparel category merchandise, as a percentage of total net sales, increased to 49% in the third quarter of 1997 compared to 47% in the third quarter of 1996.

  Gross margin increased approximately $2,300,000 to $6,724,000 during the third quarter of fiscal 1997 from $4,424,000 during the third quarter of fiscal 1996. As a percentage of net sales, gross margin decreased to 35.9% during the third quarter of fiscal 1997 from 37.5% in the third quarter of fiscal 1996. The decrease in gross margin as a percentage of net sales was primarily due to a decrease in the Company's merchandise margins and an increase in occupancy and distribution costs. The decrease in merchandise margin was principally attributable to an increase in apparel sales as a percentage of total net sales. Apparel merchandise traditionally has a lower markup than accessory and gift categories. Occupancy expense, as a percentage of net sales, was higher in the third quarter of 1997 compared to the third quarter of 1996 principally due to the greater number of new stores. A significant portion of the increased distribution expense was attributable to incrementally higher freight and labor expense incurred during the UPS strike to prepare and ship merchandise by alternative carriers. In addition the freight element of distribution expense increased as a percentage of sales because the larger portion of stores in the East, South and Mid-west. Shipping costs to these stores are higher than the costs for those in the West.

  Selling, general and administrative expenses increased approximately $1,663,000 to $5,124,000 during the third quarter of fiscal 1997 from $3,461,000 during the third quarter of fiscal 1996, but decreased as a percentage of net sales to 27.3% in the third quarter of fiscal 1997 from 29.4% in the third quarter of fiscal 1996. The decrease as a percentage of net sales was primarily attributable to a reduction of corporate overhead expense as a percentage of net sales due to the operating leverage achieved through the Company's larger store base.

  Operating income increased approximately $637,000 to $1,600,000 during the third quarter of fiscal 1997 from $963,000 during the third quarter of fiscal 1996. As a percentage of net sales, operating income was 8.5% in the third quarter of fiscal 1997 compared to 8.2% in the third quarter of fiscal 1996.

  Interest income, net, increased approximately $126,000 to $206,000 in the third quarter of fiscal 1997 from $80,000 in the third quarter of fiscal 1996. The increase in interest income was primarily due to an increase in the average cash balance invested in the third quarter of fiscal 1997.

39 Weeks Ended November 1, 1997 (First Nine Months of Fiscal 1997) Compared to
------------------------------------------------------------------------------
39 Weeks Ended November 2, 1996 (First Nine Months of Fiscal 1996)
------------------------------------------------------------------

  Net sales increased $16,434,000, or 60%, to $43,623,000 during the first nine months of fiscal 1997 from $27,189,000 during the first nine months of fiscal 1996. Net sales for the 41 stores during the first nine months not yet qualifying as comparable stores contributed approximately $15,939,000 of the increase in net sales. Comparable store sales increased 2.0% and contributed approximately $495,000 of the increase in net sales for the first nine months of fiscal 1997. The increased sales in the first nine months of fiscal 1997 were attributable to increases in the sales of apparel category merchandise as a percentage of total net sales and improvements in the allocation and distribution of merchandise to the stores.

  Gross margin increased approximately $5,344,000 to $15,104,000 during the first nine months of fiscal 1997 from $9,760,000 during the first nine months of fiscal 1996. As a percentage of net sales, gross margin decreased to 34.6% during the first nine months of fiscal 1997 from 35.9% in the first nine months of fiscal 1996. The decrease in gross margin as a percentage of net sales was primarily due to a decrease in the Company's merchandise margins and an increase in occupancy expenses, both offset, in part, by the leveraging of the buying expenses of the Company over a larger store base. The decrease in merchandise margins in the first nine months of 1997 was principally attributable to increased apparel sales, which have lower initial mark ups and to higher markdowns, primarily during the second quarter of 1997.

  Selling, general and administrative expenses increased approximately $4,810,000 to $13,800,000 during the first nine months of fiscal 1997 from $8,990,000 during the first nine months of fiscal 1996, but decreased as a percentage of net sales to 31.6% in the first nine months of fiscal 1997 from 33.1% in the first nine months of fiscal 1996. The decrease as a percentage of net sales was primarily attributable to a reduction of corporate overhead expense as a percentage of net sales due to the operating leverage achieved through the Company's larger store base, offset in part by higher store payroll expense as a percentage of net sales. The higher store payroll expense as a percentage of net sales resulted principally from increases in Federal and state minimum wage rates.

  Operating income increased approximately $534,000 to $1,304,000 during the first nine months of fiscal 1997 from $770,000 during the first nine months of fiscal 1996. As a percentage of net sales, operating income was 3.0% in the first nine months of fiscal 1997 compared to 2.8% in the first nine months of fiscal 1996.

  Interest income, net, increased approximately $426,000 to $744,000 in the first nine months of fiscal 1997 from $318,000 in the first nine months of fiscal 1996. The increase in interest income was primarily due to an increase in the average cash balance invested in the first nine months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, as well as during the third quarter and first nine months of fiscal 1997, the Company's primary uses of cash have been to finance store openings and purchase merchandise inventories. The Company has satisfied its cash requirements principally from proceeds from the sale of equity securities and cash flows from operations.

  Working capital at November 1, 1997 was $25,039,000 compared to $29,247,000 at February 1, 1997. The decrease is primarily from the use of working capital used to finance the new store openings.

  Cash flows provided by operating activities were $1,419,000 and $998,000 in the first nine months of fiscal 1997 and 1996, respectively. The increase in cash flows provided by operating activities in the first nine months of fiscal 1997 was primarily attributable to an increase in the Company's net income and depreciation and amortization expense, offset in part by the payment of income taxes.

  Cash flows used in investing activities were $7,970,000 and $4,286,000 in the first nine months of fiscal 1997 and 1996, respectively. Cash flows used in investing activities relate primarily to store openings, equipment for the distribution center and computer hardware and software. The Company opened 36 and 24 stores in the first nine months of fiscal 1997 and 1996, respectively.

  Cash flows provided by financing activities were $364,000 and $23,799,000 in the first nine months of fiscal 1997 and 1996, respectively.

  The Company believes that its current cash balances and cash generated from operations will be sufficient to fund its operations and planned expansion through fiscal 1998.

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

                                         Hot Topic, Inc.
                                         (Registrant)



Date:    12/8/97                         /s/ Orval D. Madden
         -------                         -------------------

                                         Orval D. Madden
                                         President and Chief
                                         Executive Officer (principal
                                         executive officer)

Date:    12/8/97                         /s/ Jay A. Johnson
         -------                         ------------------

                                         Jay A. Johnson
                                         Chief Financial Officer
                                         (principal financial and
                                         accounting officer)