Form 10-K
period 1998-01-31
HOT TOPIC INC /CA/
filed 1998-04-27
CIK 1017712

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   Form 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended January 31, 1998

                                      OR

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


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

      Registrant's telephone number, including area code:  (909) 869-6373
       Securities registered pursuant to Section 12(b) of the Act:  none
          Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X     NO   ____
                                               -----

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K ____.

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK WAS 4,784,251 AS OF MARCH 26, 1998.

     THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 26, 1998 WAS APPROXIMATELY $95,676,000, BASED ON THE CLOSING PRICE ON THAT DATE OF COMMON STOCK ON THE NASDAQ NATIONAL STOCK MARKET.*

                      DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 27, 1998 TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") NO LATER THAN 120 DAYS AFTER JANUARY 31, 1998, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K (ITEMS 10 THROUGH 13).

     CERTAIN EXHIBITS FILED WITH THE REGISTRANT'S REGISTRATION STATEMENT ON FORM SB-2 (REGISTRATION NO. 333-5054-LA), AS AMENDED, ARE INCORPORATED BY REFERENCE INTO PART IV OF THIS FORM 10-K (ITEM 14).

____________

*EXCLUDES 1,485,070 SHARES OF COMMON STOCK HELD BY DIRECTORS AND OFFICERS AND SHAREHOLDERS WHOSE BENEFICIAL OWNERSHIP EXCEEDS 10% OF THE SHARES OUTSTANDING ON MARCH 26, 1998. EXCLUSION OF SHARES HELD BY ANY PERSON SHOULD NOT BE CONSTRUED TO INDICATE THAT SUCH PERSON POSSESSES THE POWER, DIRECT OR INDIRECT, TO DIRECT OR CAUSE THE DIRECTION OF THE MANAGEMENT OR POLICIES OF THE REGISTRANT, OR THAT SUCH PERSON IS CONTROLLED BY OR UNDER COMMON CONTROL WITH THE REGISTRANT.

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Hot Topic, Inc. ("Hot Topic" or the "Company") is a rapidly growing, mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. The Company believes teenagers throughout the United States have similar fashion preferences, largely as a result of the nationwide influence of MTV, music distribution, movies, television programs and fashion magazines. The Company opened its first store in 1989, and operated 108 stores as of January 31, 1998 in 32 states across the United States. During fiscal 1995, the Company significantly accelerated its store expansion program and opened 18 stores, including its first stores in the Northeast and Midwest. The Company opened 26 and 40 additional stores during fiscal 1996 and 1997, respectively, and in fiscal 1996 relocated two existing stores. The Company plans to open approximately 40 new stores in fiscal 1998, 13 of which were opened as of April 17, 1998.

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

     Teenagers represent both a growing part of the United States population and an increasing source of purchasing power. According to the U.S. Department of Commerce Bureau of the Census, the teenage population in the United States reached approximately 25 million in 1995 and is expected to grow to approximately 30 million by 2006, representing a projected growth rate close to twice the rate of the overall population. By 2010, there likely will be more teenagers in the United States than at any other time in history. The Company also believes, based upon statistics released by an independent research firm, that teenage spending has also been increasing annually, growing to an estimated $111 billion in 1997.

BUSINESS STRATEGY

     The Company's goal is to become the leading retailer of music-licensed and music-influenced apparel and accessories for young men and women. The principal elements of the Company's business strategy are as follows:

     .  FOCUS ON UNIQUE MUSIC-ORIENTED MERCHANDISE.

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

     .  OFFER "EVERYTHING ABOUT THE MUSIC."

     The Company's stores are designed to serve as a headquarters for music-licensed and music-influenced apparel, accessories and gift items. The Company's slogan, "Everything About The Music," reflects the Company's broad assortment of products, which currently consists of over 12,000 SKUs in 22 different product categories. The Company believes its selection of music-licensed merchandise is the most extensive assortment available in one mall store. The Company complements its licensed merchandise with a unique and eclectic assortment of music-influenced apparel and accessories, and frequently introduces new items and categories in response to changes in trends and demand. The Company believes it has a history of being the first to offer the latest music fashions, which, together with its assortment of merchandise, has made it a destination store for teenagers seeking music-related products.

     .  PROMOTE MUSIC-INSPIRED CULTURE.

     Hot Topic is committed to addressing the music-oriented lifestyles of its customers by building a culture throughout the organization that reflects a passion for music. Management diligently tracks alternative and rock music trends by regularly monitoring new music, music video releases and radio station air play, visiting nightclubs around the country and attending concerts. The Company also actively solicits feedback from its employees and customers. The Company believes these activities enable it to react quickly to emerging trends, and provide it with a competitive advantage over retailers who do not devote the time and resources necessary to anticipate these trends.

     .  ACTIVELY MANAGE MERCHANDISE MIX.

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

     .  CREATE AN ENTERTAINING STORE ENVIRONMENT.

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

     .  EMPHASIZE CUSTOMER SERVICE.

     Hot Topic trains its store associates to provide value-added, non-intrusive customer service. Sales associates are taught to greet each customer, provide information about new music and fashion trends and suggest merchandise that matches the customer's lifestyle and music preferences. The Company strives to give its teenage customers the same level of respect and attention that is generally given to adult customers at other retail stores and to provide friendly and informed customer service for parents. The Company believes that a high level of product knowledge and a commitment to music fashion create high credibility and differentiate the Company from other teenage focused retailers.

     .  DEVELOP PRIVATE LABEL PRODUCTS FOR MUSIC-ORIENTED LIFESTYLES.

     The Company has developed private label product lines to complement and supplement its other product offerings. The Company's private label product lines include, among others, Morbid Threads (apparel and hosiery) and Morbid Metals (body jewelry). The Company believes that these private label products differentiate it from its competition and enhance customer loyalty through the development of a unique brand image.

STORE LOCATIONS

     As of January 31, 1998, the Company operated 108 stores in both metropolitan and middle markets in 32 states across the United States. The following chart sets forth, as of April 17, 1998, the number of stores that Hot Topic operated in each state and the cities in which such stores are located. /1/

     ARIZONA-2            GEORGIA-2           MASSACHUSETTS-5             NEW JERSEY-8             PENNSYLVANIA-4
Phoenix                    Duluth               Boston(2)               Mays Landing             Philadelphia(3)
Tucson                    Kennesaw               Holyoke                   Parmus                 West Mifflin*
                                               Marlborough                Rockaway
                                                 Trunton                 Toms River*            SOUTH CAROLINA-1
California-27            ILLINOIS-4                                         Wayne                  Greenville
Bakersfield              West Dundee           MICHIGAN-2                 Deptford
Los Angeles(11)         Bloomingdale              Troy                   Woodbridge                TENNESSEE-1
Fresno                     Aurora                 Flint                   Eatontown                  Antioch
Palm Desert                Joliet*
San Diego(4)                                   MINNESOTA-2              NEW MEXICO-2                 TEXAS-2
San Francisco(5)                               Bloomington             Albuquerque(2)              Lewisville
Victor Valley             INDIANA-4            St. Cloud*                                            Austin*
Capitola                 Fort Wayne                                      NEW YORK-10
Citrus Heights           Evansville            MISSOURI-1                  Buffalo                   UTAH-2
Modesto                  Lafayette*            St. Peters                 Rochester              Salt Lake City
                         Terre Haute                                    Staten Island                 Sandy
                                               NEBRASKA-2                  Albany
Colorado-3                                       Lincoln                   Victor                  VIRGINIA-1
Westminister              Kansas-2                Omaha                  Lake Grove                Springfield
Colorado Springs           Olathe                                        West Nyack*
Littleton                 Wichita*                                      Johnson City*             WASHINGTON-8
                                                NEVADA-4                  Syracuse                 Bellingham
                                              Las Vegas(3)              New Hartford                Kennewick
Connecticut-4            LOUISIANA-1              Reno                                             Seattle(2)
Waterford                 Metairie*                                        OHIO-3                  Silverdale
Manchester                                                                  Parma                  Spokane(2)
Danbury                                      New Hampshire-3               Dayton                    Tacoma
Waterbury                MARYLAND-3            Manchester               No. Olmsted*
                           Towson                Nashua                                          WEST VIRGINA-1
Delaware-1               White Marsh             Salem*                   OREGON-2                 Charleston
Wilmington                Columbia*                                      Portland(2)
                                                                                                   WISCONSIN-3
                                                                      NORTH CAROLINA- 1              Madison
                                                                          Pineville                 Appleton
                                                                                                   Brookfield

___________

  /1/References to Los Angeles, San Diego, San Francisco, Boston, Las Vegas, Philadelphia and Seattle in each case include the metropolitan area of that city. An asterisk next to a city indicates that a store has been opened in such city during fiscal 1998.

EXPANSION STRATEGY

     The following table provides a history of the Company's store expansion over the last five fiscal years:

                                                 Fiscal year
                                    -------------------------------------
                                    1993     1994    1995    1996    1997
                                    ----     ----    ----    ----    ----
                                             (number of stores)

Stores at beginning of year          15       18      24      42      68
New stores opened                     3        6      18      26      40
                                    ---      ---     ---     ---     ---
Stores at end of year                18       24      42      68     108
                                    ---      ---     ---     ---     ---

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

     The Company opened 40 new stores in fiscal 1997 and plans to open approximately 40 new stores during fiscal 1998. The Company selects and evaluates potential store locations based on a variety of criteria including the sales and square footage of the mall, sales of anchor stores, sales of teenage-oriented stores, foot traffic, number of teenagers in trade area, median family income and other factors relevant to the Company's unique merchandising strategy. Model statements of operations are developed for each potential location and are measured against target financial criteria. Hot Topic has a real estate committee, including its Chief Executive Officer and three outside directors, which reviews and approves all new store locations. The Company generally seeks potential store sites between 1,200 and 2,000 square feet and its stores currently average approximately 1,450 square feet. In September 1996, the Company relocated its 1,400 foot Montclair Plaza Mall store in Montclair, California, which was at the end of its lease term, to a larger location within the mall. The new 2,400 store featured a new store design with expanded merchandise categories. Based on the positive customer response to this store, the Company opened two similar larger stores in 1997 as part of its 40 store expansion. The Company also incorporated many of the design features of the Montclair Plaza Mall store into most of the new 1997 stores. As a part of its planned 40 new stores in 1998, the Company plans to open one to three of the larger stores. While all of the Company's stores currently are in shopping malls, the Company may test non-mall locations.

STORE-LEVEL ECONOMICS

     The Company's 68 stores that were in operation for all of fiscal 1997 generated average net sales of approximately $734, 000 and average net sales per square foot of approximately $561 in fiscal 1997. These stores also generated average store-level operating cash flow (defined as store operating income before depreciation and excluding changes in working capital) of approximately $203,000, or 28% of average net sales. Capital expenditures, including leasehold improvements, furniture and fixtures, for the 40 stores opened in fiscal 1997 averaged approximately $180,000, initial gross inventory requirements (which were partially financed by trade credit) averaged $60,000, and pre-opening costs (which were expensed in the periods the stores opened) averaged $20,000. Inventory requirements vary at new stores depending on the season and on current merchandise trends. In fiscal 1997, all of the Company's stores generated positive store-level operating income, but there can be no assurance this trend will continue. There also can be no assurance that in the future the average store-level sales and operating cash flow will not vary from historical results or that the total estimated capital expenditures for new stores will not increase.

MERCHANDISING

     The Company's stores are designed to serve as a headquarters for music-licensed and music-influenced apparel, accessories and gift items. Music-licensed merchandise includes T-shirts, caps, posters, stickers, patches, postcards, books and other items. Music-influenced merchandise includes woven and knit tops, dresses, jeans, shorts, jackets, shoes, costume jewelry, body jewelry, sunglasses, cosmetics and gift items. The Company estimates that approximately half of the Company's products are music-licensed products, and half are music-influenced products. A key strategy of the Company is to offer over 12,000 SKUs in 22 different product categories or "departments." Within each category, the Company seeks to offer a broader assortment of merchandise than is available at any other mall location. For example, on average, over 100 different licensed band T-shirts are carried in each store from alternative artists such as Nine Inch Nails, Korn, Blink 182, Nirvana, Rage Against the Machine, No Doubt, and others; and rock artists such as the Grateful Dead, Pantera, Metallica, Jimi Hendrix, The Doors, the Beatles, Led Zeppelin, and others. New items and categories are tested regularly as customer demand and product trends evolve.

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

     The following table sets forth the Company's four major merchandise groups as an approximate percentage of net sales for fiscal years 1997 and 1996:

                                               Percentage of Net Sales
                                             ---------------------------
                                             1997                   1996
                                             ----                   ----

        Apparel and T-Shirts                   47%                    43%
        Gifts                                  20                     21
        Accessories                            25                     26
        Hosiery, Shoes, and Outerwear           8                     10
                                              ---                    ---
                                              100%                   100%

     The Company has five lines of private label merchandise to complement and supplement its current product offerings. The Company believes that Hot Topic brands play an important part in differentiating its stores from those of its competitors and provide the Company with higher margin opportunities as compared to other merchandise. Management estimates that Hot Topic brands accounted for approximately 20% of the Company's sales in fiscal 1997 compared to approximately 10% in fiscal 1996. The Company's proprietary brands include Morbid Adornments (accessories), Morbid Makeup (cosmetics), Morbid Metals (body jewelry), Morbid Scents (incense and oils) and Morbid Threads (men's and women's apparel and hosiery).

PURCHASING

     The Company's purchasing staff consists of a General Merchandise Manager, two Divisional Merchandise Managers, four buyers, and six assistant buyers. The purchasing staff reflects the

Company's culture in that its decisions and actions are influenced by a passion for music. In determining which merchandise to buy, the purchasing staff spends considerable time viewing music videos, reviewing industry album sales, monitoring alternative radio station air play, consulting with sales associates, reviewing customer requests, attending trade shows and reading music and fashion industry periodicals. In addition, the staff regularly visits nightclubs, and attends concerts and other events that attract young people. The Company also conducts periodic customer focus groups and intercept surveys, and consults with and solicits input from its store employees, in order to draw from many different experiences and perspectives.

     Approximately half of the Company's products are licensed products.
Artists typically license their likeness to a "master licensor", the largest of these being divisions of major record companies such as Warner Music Group, Polygram and Sony Music Entertainment. The master licensor often retains the rights to market T-shirts and then may choose to sublicense to manufacturers other categories of merchandise such as posters, stickers, patches and books. Some artists also retain their licensing rights and negotiate directly with licensees. Hot Topic buys its licensed merchandise from master licensors, licensees and directly from artists. The Company currently purchases licensed T-shirts from over 20 companies and other licensed products from over 40 companies. Because of the Company's knowledge of teenage consumers' music preferences and music-influenced fashion, licensors often seek the Company's advice prior to licensing new artists or product designs. As a result, the Company sometimes receives accommodations such as pre-ticketing of orders, early shipments of merchandise, exclusive merchandise and vendors' acceptance of returns.

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

     During fiscal 1997, the Company had approximately 800 vendors, certain of which have limited financial resources and production capabilities. No single vendor accounted for more than 4% of the Company's merchandise purchases. The Company believes that its relationships with its vendors are good.

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

     The Company's Director of Planning and Allocation and seven inventory analysts work closely with the merchandise buyers and store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities. Hot Topic's headquarters and distribution facility, consisting of approximately 45,000 square feet, is located in Pomona, California. All merchandise is delivered by vendors to this facility, where it is inspected, price marked, entered into the Company's allocation software system, picked and boxed for shipment to the Company's stores. Merchandise is shipped to stores each weekday, providing Hot Topic stores with a steady flow of reordered and new merchandise. Minimal back stock is maintained in the Company's distribution facility and at its stores, so that at all times almost all of the Company's merchandise is available for sale on the floors of its stores. In the second quarter of 1997, the Company expanded the capacity and increased the efficiency of its distribution facility with the addition of automated distribution equipment and software and additional conveyors, at a cost of approximately $750,000. With these additions, the Company believes the distribution facility will accommodate store growth through fiscal 1998. The Company anticipates that it will need additional distribution facility and office capacity beyond fiscal 1998 and is presently reviewing strategies to expand or move the current distribution and /or office facilities in the Spring of 1999.

STORE OPERATIONS

     Hot Topic's store operations are currently managed by a Vice President, Operations, two regional managers and eleven district managers who each supervise approximately two to twelve stores. Individual stores are managed by a store manager and two or three assistant managers. A typical store has approximately two full time and six to ten part time sales associates, depending on the season. The hiring and training of new employees are the responsibility of the store manager and district manager, and the Company has established training and operations procedures to assist them. Additionally, Hot Topic uses a customized, automated telephone screening system licensed from a third party to help evaluate potential new employees, which helps streamline the Company's interview and hiring processes at the store level.

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

     Store and district managers are compensated with a base salary and may qualify to receive a quarterly bonus based on sales and inventory shrinkage. Additionally, district managers may also qualify to receive periodic stock option grants, and certain employees are eligible to participate in the Company's Employee Stock Purchase Plan. The Company believes that its continued success is dependent in part on its ability to attract, retain and motivate qualified employees. In particular, the success of the Company's expansion program will be dependent on its ability to promote and/or recruit qualified district and store managers. To date, the majority of its store managers have been promoted from within the Company.

STORE ENVIRONMENT

     Hot Topic stores are designed with an industrial warehouse theme that incorporates dense merchandising, and the latest music releases are played on a professional sound system to create a high-energy and fun shopping environment. The Company believes this atmosphere enhances the Company's image as a source for music-inspired fashion while encouraging customers to shop in its stores for longer periods of time.

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

MARKETING AND PROMOTION

     The Company locates its stores in high traffic malls located within areas of high teenage population and relies on existing customers, sales associates, store design and exciting music to attract new customers to its stores. Special artist events are run in conjunction with record companies and licensed merchandise companies to promote new bands, music and movie releases. Hot Topic has found these methods to be more effective than traditional media advertising. The Company has its own web site (www.hottopic.com).

MANAGEMENT INFORMATION SYSTEMS

     Hot Topic's information systems provide integration of store, merchandising, distribution and financial systems. These systems include SKU and classification inventory tracking, purchase order management, open to buy, merchandise distribution, automated ticket making, general ledger, sales audit, accounts payable, fixed asset management, payroll and integrated financials. These systems operate on a Unix platform with a central IBM minicomputer and a Macintosh and PC NT server network. Sales are updated daily in the merchandising reporting systems by polling sales information from each store's point-of-sale ("POS") terminals. The Company's POS system consists of registers providing price look-up, time and attendance, e-mail and credit card and check authorization. Through automated nightly two-way electronic communication with each store, sales information, payroll hours and e-mail messages are uploaded to the host system, and receiving, price changes and system maintenance are downloaded through the POS devices. The Company evaluates information obtained through daily polling to implement merchandising decisions regarding reorders, markdowns and allocation of merchandise.

     The Company is presently evaluating future long-term management information system needs and the corresponding hardware and software upgrades at its stores and its office and distribution center that may be necessary. The scope and timing of such upgrades as well as the specific hardware and software have not yet been fully identified and evaluated. However, the Company presently estimates that the expenditures for management information system upgrades in fiscal 1999 will be approximately $1 million to $2 million, which is substantially greater than such historical annual expenditures.

YEAR 2000

The Company is now assessing the potential impact of computer programs that were written to store only two digits of date-related information and the programs' ability to properly process data in the year 2000 and beyond. This is frequently referred to as the "Year 2000 Problem". The Company has obtained information from the vendors for its integrated store, merchandising, distribution and financial systems as to required modifications and timing of those modifications to ensure that the systems will be Year 2000 compliant. These efforts are under way and are scheduled to be completed in late 1998. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, the can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company. The cost of the Year 2000 Problem initiatives is not expected to be material to the Company's results of operations or financial position.

TRADEMARKS

     The Company has registered on the Principal Register of the United States Patent and Trademark Office the following trademarks: "Hot Topic" and "Morbid Threads" for clothing; "Hot Topic" for watches and jewelry, paper goods, and retail store services; "Morbid Adornments" for jewelry; "Morbid Makeup" for cosmetics; "Morbid Metals" for body jewelry; and Morbid Scents" for incense and incense oils. Applications have been made for "Drop Dead Gorgeous" and "Everything About The Music." Each federal registration is renewable indefinitely if the mark is in use at the time of renewal. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its marks in the United States. The Company also has additional registrations and pending applications in foreign jurisdictions.

COMPETITION

     The teenage retail apparel and accessory industry is highly competitive and the Company expects competition in its niche to increase. The Company competes with other retailers for vendors and for teenage and college age customers, suitable retail locations and qualified employees and management personnel. Hot Topic currently competes with street alternative and vintage clothing stores located primarily in metropolitan areas and with other mall-based teenage-focused retailers such as The Buckle, Millers Outpost, Inc., Pacific Sunwear of California, Inc., Spencer Gifts, Inc., Urban Outfitters, Inc., The Wet Seal, Inc., Gadzooks, Inc. and, to a lesser extent, with music stores. Competition from mail order catalogs of apparel and accessories targeting the teen customer has increased in recent years. Many of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company. The principal factors of competition in the Company's business are merchandise selection, customer service, store location and price.

EMPLOYEES

     The Company employed approximately 355 full-time and 792 part-time employees at March 26, 1998. Of the Company's 1,147 employees, 91 were corporate and distribution center personnel and 1,056 were store employees. The number of part-time employees fluctuates with seasonal needs. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS

     The executive officers of the Company and their ages at April 15, 1998 are as follows:

            NAME           AGE                    POSITION
-------------------------  ---  -----------------------------------------------
Orval D. Madden..........   49  President, Chief Executive Officer and Director
Jay A. Johnson...........   52  Chief Financial Officer and Assistant Secretary
Elizabeth M. McLaughlin..   37  Vice President, General Merchandise Manager
Marc R. Bertone..........   41  Vice President, Real Estate and Construction
Greg J. Gillogly.........   43  Vice President, Operations

     Orval D. Madden founded Hot Topic in 1988, and has been the Company's President and Chief Executive Officer and a Director since its inception. Prior to founding Hot Topic, Mr. Madden was a Senior Vice President of Federal Department Stores' Children's Place and Accessory Place divisions, and was a Divisional Vice President for Carter-Hawley-Hale Stores' Broadway and Weinstock's Department Store divisions. In 1993, Mr. Madden was recognized as regional California retailing "Entrepreneur Of The Year" in a competition sponsored by Ernst & Young, Merrill Lynch, and Inc. Magazine.

     Jay A. Johnson has been Chief Financial Officer and Assistant Secretary of the Company since May 1995. From January 1993 to May 1995, he was Vice President/Chief Financial Officer of Frame-n-Lens Optical, Inc., a national optical retailer with approximately 300 stores. From July 1978 to July 1992, Mr. Johnson held senior financial management positions at one manufacturing and two retail companies. Mr. Johnson is a certified public accountant.

     Elizabeth M. McLaughlin has been the Company's Vice President, General Merchandise Manager, since June 1996. From May 1993 through May 1996, Ms. McLaughlin was the Company's Vice President, Operations. From 1985 to May 1993, she held various positions with Millers Outpost including, Divisional Merchandise Manager. From 1978 to 1985, she held various positions with The Broadway.

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

             CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

     In addition to risks identified else where in this Annual Report, the Company is subject to other risks, including the following risk factors:

     Implementation and Management of Aggressive Growth Strategy

     The Company's net sales and net income have grown significantly during the past several years, primarily as a result of the opening of stores and, to a lesser extent, the introduction of new products and categories. Forty of the Company's 108 stores opened as of January 31, 1998 had been open for less than one full year. The Company intends to continue to pursue an aggressive growth strategy for the foreseeable future, and its future operating results will depend largely upon its ability to open and operate stores successfully and to manage a larger business profitably. The Company anticipates opening approximately 40 stores during fiscal 1998, which will result in a significant increase in the number of stores operated by the Company. Through fiscal 1994, all of the Company's stores were located in the Western United States. In fiscal 1995, the Company expanded into new markets by opening stores in the Northeastern and Midwestern regions of the United States. The Company plans to continue to enter new markets in various regions of the United States, and approximately one-half of its stores opened in fiscal years 1996 and 1997 were in new markets. Operation of a greater number of new stores and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by the Company in its existing stores and markets. In addition, there can be no assurance that the Company's expansion within its existing markets will not adversely affect the individual financial performance of the Company's existing stores or its overall results of operations or that new stores will achieve sales and profitability levels consistent with existing stores. The Company will need to continually evaluate the adequacy of its store management and management information and distribution systems to manage its planned expansion. There can be no assurance that the Company will anticipate all of the changing demands that its expanding operations will impose on such systems, and the failure to adapt its systems and procedures to such changing demands could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will successfully achieve its expansion targets or, if achieved, that planned expansion will result in profitable operations.

     The Company's ability to open stores and the performance of such stores will depend upon many factors, including, among others, the Company's ability to identify and enter new markets, locate suitable store sites, negotiate acceptable lease terms, hire and train store managers and sales associates and obtain adequate capital resources on acceptable terms. Early in its history, the Company encountered difficulties in leasing certain store sites. The Company believes these difficulties were in part due to the Company's level of capitalization and its limited operating history at such time. The Company also believes these difficulties were in part due to the Company's new, unproven store concept, and apprehension on the part of mall operators concerning the Company's teenage customers. There can be no assurance that the Company will not face resistance from mall operators or others in the future. In 1996, one mall where the Company has a store imposed a Friday and Saturday night curfew for persons under the age of 16. The Company believes that the curfew did not have a significant adverse impact on its store in that mall. However, there can be no assurance that other mall operators will not adopt curfews or that those or other restrictions will not have a material adverse effect on the Company's sales. Any restrictions on the Company's ability to expand or to offer a broad assortment of merchandise could have a material adverse effect on the Company's business, results of operations and financial condition.

     Fluctuations in Comparable Store Sales Results

     A variety of factors affect the Company's comparable store sales including, among others, the timing of releases of new music-related products, music and fashion trends, the general retail sales environment, the Company's ability to efficiently source and distribute products, changes in the Company's merchandise mix and the Company's ability to execute its business strategy efficiently. The Company's comparable store sales results have fluctuated significantly in the past and the Company believes that such fluctuations may continue. The Company's comparable store sales results for fiscal 1993, 1994, 1995, 1996 and 1997 were 2.9%, 20.3%, (0.9%), 8.9% and 2.2%, respectively. The Company's comparable store sales results were 4.5%, 8.5%, 14.2% and 7.4% for the first, second, third and fourth quarters, respectively, of fiscal 1996 and 5.7%, 0.7%, 0.6% and 2.7% for the first, second, third and fourth quarters, respectively, of fiscal 1997. Past comparable store sales results are no indication of future results, and there can be no assurance that the Company's comparable store sales results will not decrease in the future. The Company's comparable store sales results could cause the price of the Common Stock to fluctuate substantially.

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

     Changes to federal minimum wage laws in each of 1996 and 1997 raised the mandatory minimum wage. California and other states have also enacted increases in State required minimum wages that are higher than the Federal requirements. Statutory increases in federal and state minimum wages could adversely affect the Company's profitability. The recent federal and state increase and any other such increases will raise minimum wages above current wage rates of certain of the Company's employees, and competitive factors could require corresponding increases in higher employee wage rates, any of which would increase the Company's expenses and adversely affect results of operations.

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

     Dependence on Key Vendors

     The Company's performance depends on its ability to purchase current music-related merchandise in sufficient quantities at competitive prices. The Company has many sources of merchandise, with the largest vendor supplying approximately 4% of the Company's merchandise purchases in fiscal 1997. Substantially all of the Company's music-licensed products are available only from vendors that have exclusive license rights. In addition, many of the Company's music-influenced products are acquired from small, specialized vendors that create unique products primarily for the Company. The Company's smaller vendors generally have limited resources, production capacities and operating histories, and some of the Company's vendors have limited the distribution of their merchandise in the past. The Company has no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that the Company will be able to acquire desired merchandise in sufficient quantities on terms acceptable to the Company in the future; or that any inability to acquire suitable merchandise, or the loss of one or more key vendors, will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Uncertainties Regarding Distribution of Merchandise

     The Company anticipates that it will need to expand its distribution capacity, most likely by moving to a new facility, to accommodate its planned expansion beyond fiscal 1998. There can be no assurance that such expansion will not cause disruptions that could materially adversely affect the Company's business, results of operations and financial condition. Further, the Company relies upon the United Parcel Service and Fedex for its product shipments, including shipments to and from all of its stores, and accordingly is subject to the risks, including employee strikes and inclement weather, associated with United Parcel Service's and Fedex's ability to provide delivery services to meet the Company's shipping needs. The Company is also dependent upon temporary employees to adequately staff its distribution facility, particularly during busy periods, such as during the Christmas season and while multiple stores are opening. There can be no assurance that the Company will continue to receive adequate assistance from its temporary employees, or that there will continue to be sufficient sources of temporary employees.

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

     Competition

     The retail apparel and accessory industry is highly competitive. The Company competes with other retailers for vendors and for teenage and college age customers, suitable retail locations and qualified employees and management personnel. Hot Topic currently competes with street alternative and vintage clothing stores located primarily in metropolitan areas and with other mall-based teenage-focused retailers such as The Buckle, Millers Outpost, Inc., Pacific Sunwear of California, Inc., Spencer Gifts, Inc., Urban Outfitters, Inc., The Wet Seal, Inc., Gadzooks, Inc., and, to a lesser extent, with music stores. Competition from mail order catalogs of apparel and accessories targeting the teen customer has increased in recent years. Many of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company. Direct competition with these and other retailers may increase significantly in the future, which could require the Company, among other things, to lower its prices and/or take other measures. Increased competition could have a material adverse effect on the Company's business, results of operations and financial condition.

     Influence of Existing Shareholders

     As of March 16, 1998, the Company's executive officers, directors and their affiliates beneficially owned approximately 32.4% of the Company's outstanding shares of Common Stock. As a result, these shareholders, if acting together, would be able to influence matters requiring approval by the shareholders of the Company, including the election of a majority of the directors. The voting power of these shareholders under certain circumstances could have the effect of delaying or preventing a change in control of the Company. The Company has entered into agreements with its executive officers and directors indemnifying them against losses they may incur in legal proceedings arising from their service to the Company.

     Price Volatility

     The Common Stock is quoted on the Nasdaq National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations which could adversely affect the market price of the Common Stock without regard to the operating performance of the Company. In addition, the Company believes that factors such as quarterly fluctuations in the financial results of the Company, fluctuations in the Company's comparable store sales, announcements by other apparel, accessory and gift item retailers, the trading volume of the Company's Common Stock in the public market, the condition of the overall economy and the condition of the financial markets could cause the price of the Common Stock to fluctuate substantially.

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

ITEM 2.    PROPERTIES

     All of the Company's existing store locations are leased by the Company, with lease terms expiring between 2001 and 2008. The leases for most of the existing stores are for terms of ten years and provide for contingent rent based upon a percent of sales in excess of specified minimums. Leases for future stores will likely include similar contingent rent provisions.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "HOTT". The Company consummated its initial public offering in September 1996 at a price of $18.00 per share. The following table sets forth, for the periods indicated, the high and low "sales" prices of the shares of Common Stock of the Company, as reported on the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

1996                                              High               Low
----                                              ----               ---

Third Quarter (commencing September 24, 1996)    $29 1/2            $21 1/4
Fourth Quarter                                   $25 1/8            $14 1/2

1997                                              High               Low
----                                              ----               ---

First Quarter                                    $29 3/4            $17 1/2
Second Quarter                                   $30 3/4            $15 1/2
Third Quarter                                    $22 1/2            $15 1/8
Fourth Quarter                                   $26 1/8            $16 3/16

     On April 17, 1998, the last sales price of the Common Stock as reported on the Nasdaq National Market was $29.00 per share. As of April 17, 1998, there were approximately 248 holders of record of the Company's Common Stock.

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

HOT TOPIC, INC.
SELECTED FINANCIAL DATA:
                                                                         FISCAL YEAR
                                    -----------------------------------------------------------------------------------
                                           1997             1996              1995             1994            1993
                                    ----------------  ---------------   ----------------  ---------------   -----------
                                                        (In thousands, except per share data and sales per square foot)

STATEMENT OF OPERATIONS DATA:
Net sales                                    $70,532          $43,618          $23,632           $14,002         $9,848
Cost of goods sold, including
 buying, distribution & occupancy             44,417           27,049           15,067             9,059          6,668
 costs                                       -------          -------          -------           -------         ------

Gross margin                                  26,115           16,569            8,565             4,943          3,180
Selling, general and administrative
 expenses                                     19,862           12,846            7,981             4,527          3,377
                                             -------          -------          -------           -------         ------

Operating income                               6,253            3,723              584               416           (197)
Interest income (expense), net                   901              382              143                79             (8)
Income (loss) before income taxes              7,154            4,105              727               495           (205)
Income taxes (Benefit)                         2,611            1,535              291               203            (27)
                                             -------          -------          -------           -------         ------
Net income (loss)                            $ 4,543          $ 2,570          $   436           $   292         $ (178)
                                             =======          =======          =======           =======         ======
Net income (loss) per share:
    Basic                                      $0.97            $0.71            $0.14             $0.11         $(0.08)
    Diluted                                    $0.92            $0.66            $0.14             $0.11         $(0.08)
Weighted average shares outstanding
   Basic                                       4,690            3,628            3,082             2,744          2,276
   Diluted                                     4,940            3,899            3,135             2,759          2,276
SELECTED OPERATING DATA:
Number of stores at year end                     108               68               42                24             18
Comparable stores sales increase
 (decrease)                                      2.2%             8.9%            (0.9%)            20.3%           2.9%

Average sales per square foot                $   565          $   578          $   572           $   571         $  483
Average sales per store (000s)               $   769          $   748          $   705           $   692         $  576
BALANCE SHEET DATA:
Working capital                              $29,230          $29,247          $ 5,857           $ 4,087         $1,194
Total assets                                  51,953           44,033           14,959             9,119          4,060
Long-term obligations, including
 current potion                                  161               48               34                24             20

Redeemable preferred stock                         -                -           11,245             6,583          2,327
Shareholders' equity                          44,736           39,069              785             1,004          1,029

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Hot Topic is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. The Company opened its first store in 1989, and operated 108 stores in 32 states across the United States as of January 31, 1998. The Company opened 18 stores in fiscal 1995, including its first 12 stores in the Midwest and Northeast; 26 stores during fiscal 1996, most of which are in new markets in the Midwest and Northeast adjacent to markets entered in fiscal 1995; and 40 stores during fiscal 1997, in existing markets and in 12 additional states.

     The Company operates on a 52 or 53 week fiscal year which ends on the Saturday nearest to January 31. Fiscal 1995, which ended on February 3, 1996, was a 53-week year. Fiscal 1996 and 1997 were 52-week years.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales and certain store data:

                                                                FISCAL YEAR
                                                         ---------------------------
                                                         1997       1996        1995
                                                         ----       ----        ----
Net sales                                               100.0%     100.0%     100.0%
Cost of goods sold, including buying, distribution &
 occupancy costs                                         63.0%      62.0%      63.8%
                                                        -----      -----      -----
Gross margin                                             37.0%      38.0%      36.2%
Selling, general and
  administrative expenses                                28.2%      29.5%      33.8%
                                                        -----      -----      -----
Operating income                                          8.8%       8.5%       2.4%
Interest income, net                                      1.3%       0.9%       0.6%
                                                        -----      -----      -----
Income before income tax                                 10.1%       9.4%       3.0%
Provision for income taxes                                3.7%       3.5%       1.2%
                                                        -----      -----      -----
Net income                                                6.4%       5.9%       1.8%
                                                        =====      =====      =====
Number of stores at year end                              108         68         42
                                                        =====      =====      =====
Comparable store sales increase (decrease)                2.2%       8.9%      (0.9%)
                                                        =====      =====      =====

FISCAL 1997 COMPARED TO FISCAL 1996


     Net sales increased approximately $26.9 million, or 61.7%, to $70.5 million in fiscal 1997 from $43.6 million in fiscal 1996. Net sales for the 40 stores opened during fiscal 1997 and for those stores not yet qualifying as comparable stores contributed $26.1 million of the net sales increase. Comparable store sales increased 2.2% in fiscal 1997 and contributed $800,000 of the increase in net sales. The increase in net sales in fiscal 1997 was principally attributable to increased apparel and T-shirt sales. Apparel and T-shirts increased to 47% of net sales in fiscal 1997 from 43% of net sales in fiscal 1996.

     Gross margin increased approximately $9.5 million to $26.1 million in fiscal 1997 from $16.6 million in fiscal 1996. As a percentage of net sales, gross margin decreased to 37.0% in fiscal 1997 from 38.0% in fiscal 1996, principally due to lower margin on the merchandise sold resulting from a shift in the Company's product mix toward apparel categories.

     Selling, general and administrative expenses increased approximately $7.0 million to $19.9 million during fiscal 1997 from $12.8 million during fiscal 1996, but decreased as a percentage of net sales to 28.2% in fiscal 1997 from 29.5% in fiscal 1996. The decrease as a percentage of net sales was primarily due to a reduction of corporate overhead expense as a percentage of net sales due to the operating leverage achieved through the Company's larger store base offset in part by an increase in store payroll expense. The increase as a percentage of net sales in store payroll expense was principally attributable to increases in Federal and State minimum wage rates.

     Operating income increased approximately $2.5 million to $6.2 million during fiscal 1997 from $3.7 during fiscal 1996. As a percentage of net sales, operating income increased to 8.8% in fiscal 1997 from 8.5% in fiscal 1996, principally from the leveraging of selling, general and administrative expenses.

     Interest income, net, increased approximately $519,000 to $901,000 during fiscal 1997 from $382,000 during fiscal 1996, principally due to higher average cash balances in fiscal 1997.

     The Company's effective tax rate was 36.5% in fiscal 1997 and 37.4% in fiscal 1996. The variance from an expected rate of approximately 40% in both fiscal 1997 and 1996 is a result of a significant portion of each fiscal year's interest income being non-taxable.

FISCAL 1996 COMPARED TO FISCAL 1995

     Net sales increased approximately $20.0 million, or 84.8%, to $43.6 million in fiscal 1996 from $23.6 million in fiscal 1995. Net sales for the 26 stores opened during fiscal 1996 and for those stores not yet qualifying as comparable stores contributed $18.3 million of the net sales increase. Comparable store sales increased 8.9% in fiscal 1996 and contributed $1.7 million of the increase in net sales. The increase in net sales in fiscal 1996 was principally attributable to increased apparel sales following the hiring of a dedicated women's apparel buyer in fiscal 1995 and continued improvements in the Company's merchandise assortments and in-stock positions in the stores as a result of enhancements to the Company's merchandise planning and allocation systems in the second half of fiscal 1995 and the first half of fiscal 1996. Apparel and T-shirts increased to 43% of net sales in fiscal 1996 from 39% on net sales in fiscal 1995.

     Gross margin increased approximately $8.0 million to $16.6 million in fiscal 1996 from $8.6 million in fiscal 1995. As a percentage of net sales, gross margin increased to 38.0% in fiscal 1996 from 36.2% in fiscal 1995, principally due to distribution and buying efficiencies achieved due to the Company's larger store base. These increases in the Company's gross margin were offset in part by a slightly lower margin on the merchandise sold resulting from a shift in the Company's product mix toward apparel categories.

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

                                      Fiscal Year 1997                       Fiscal Year 1996
                           --------------------------------------  -------------------------------------
                            First     Second    Third     Fourth    First    Second    Third     Fourth
                           --------  --------  --------  --------  --------  -------  --------  --------
                                       (In thousands, except operating and per share data)

STATEMENT OF OPERATIONS
 DATA:
 Net Sales                 $11,188   $13,683   $18,753   $26,908   $ 6,511   $8,890   $11,788   $16,429
 Gross Margin                3,762     4,619     6,724    11,010     2,162    3,174     4,424     6,809
 Operating income
  (loss)                      (413)      117     1,600     4,949      (317)     124       964     2,952
 Net income (loss)            (110)      204     1,120     3,329      (168)      75       663     2,000
 Net income (loss) per
  share:
    Basic                   ($0.02)  $  0.04   $  0.24   $  0.70    ($0.05)  $ 0.02   $  0.18   $  0.44
    Diluted                 ($0.02)  $  0.04   $  0.23   $  0.67    ($0.05)  $ 0.02   $  0.16   $  0.41

 Weighted average shares
  outstanding:
        Basic                4,607     4,683     4,723     4,749     3,082    3,096     3,739     4,595
        Diluted              4,928     4,948     4,928     4,956     3,297    3,323     4,062     4,912


SELECTED OPERATING DATA:
 Comparable store sales
  increase                     5.7%      0.7%      0.6%      2.7%      4.5%     8.5%     14.2%      7.4%

 Stores open at end of
  period                        81        94       104       108        51       62        66        68

LIQUIDITY AND CAPITAL RESOURCES


     During the last three fiscal years, the Company's primary uses of cash have been to finance store openings and purchase merchandise inventories. The Company has satisfied its cash requirements principally from cash flows from operations. In fiscal 1995 and 1996, the Company received additional capital from proceeds from the sale of equity securities, including its initial public offering in September 1996.

     The Company completed its initial public offering of 1,495,000 shares in September 1996, and received net proceeds of approximately $24.3 million. The proceeds were used for general corporate purposes and to increase working capital.

     In March 1996, the Company entered into a bank line of credit for seasonal working capital under which up to $5 million is available. Because of the Company's cash reserve, the line of credit was terminated by the Company in April 1997.

     Cash flows provided by operating activities were $7.2 million, $4.1 million
and $459,000 in fiscal 1997, 1996 and 1995, respectively.   The increases in
cash flows from operating activities in fiscal 1996 and fiscal 1997 was primarily attributable to increases in the company's net income.

     Cash flows used in investing activities were $8.9 million, $5.9 million and $3.8 million in fiscal 1997, 1996 and 1995, respectively. Cash flows used in investing activities relate primarily to store openings and, in 1997, approximately $750,000 was used to expanded the capacity and increased the efficiency of the Company's distribution facility with the addition of automated distribution equipment and software and additional conveyors and other equipment. The Company opened 40, 26 and 18 stores in fiscal 1997, 1996 and 1995, respectively.

     Cash flows provided by financing activities were $1.1 million, $24.4 million and $4.0 million in fiscal 1997, 1996 and 1995, respectively. In June 1996, the Company received net proceeds of $72,000 from the exercise of warrants and in September 1996, the Company received $24.3 million from its initial public offering.

     The Company anticipates that it will spend approximately $9.0 to $10.0 million to open approximately 40 stores in fiscal 1998. During fiscal 1997, the Company's average capital expenditures to open a store, including leasehold improvements and furniture and fixtures, totaled approximately $180,000. The average initial gross inventory for the new 1997 stores was approximately $60,000 (which was partially financed by trade credit) and pre-opening costs averaged approximately $20,000 for these stores. The Company expects the average total costs associated with opening a store will be approximately the same in fiscal 1998. Pre-opening costs are expensed in the period in which the store opens. The actual costs that the Company will incur in connection with opening future stores cannot be predicted with precision because such costs will vary based upon, among other things, geographic location, the size of the stores and the extent of the build-out required at the selected sites. Initial inventory requirements vary at new stores depending on the season and current merchandise trends.

     The Company is presently evaluating future long-term management information system needs and the corresponding hardware and software upgrades at its stores and its office and distribution center that may be necessary. The scope and timing of such upgrades as well as the specific hardware and software have not yet been fully identified and evaluated. However, the Company presently estimates that the expenditures for management information system upgrades in fiscal 1999 will be approximately $1 million to $2 million, which is substantially greater than such historical annual expenditures.

     The Company anticipates that it will need to expand its headquarters office and merchandise distribution facility capacity, most likely by moving to a new facility, to accommodate its planned expansion beyond fiscal 1998. The evaluation of the Company's future space and distribution capacity needs has not been completed and no specific plans have been made. Accordingly, expenditures for such an expansion are uncertain, but are presently estimated to be approximately $750,000 to $1.5 million in fiscal 1999.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

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

     The information required by this item with respect to directors is incorporated by reference from the information under the caption "Election of Directors," contained in the Company's Definitive Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders to be held on May 27, 1998 (the "Proxy Statement").

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a)(1) Index to Financial Statements

          The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

                                                                                        Page
Report of Ernst & Young LLP, Independent Auditors.....................................  F-1
                                                                                        ---
Balance Sheets as of January 31, 1998 and February 1, 1997............................  F-2
                                                                                        ---
Statements of Operations for the years ended January 31, 1998, February 1, 1997 and     F-3
 February 3, 1996.....................................................................  ---
Statements of Shareholders' Equity for the years ended January 31, 1998, February 1,    F-4
 1997 and February 3, 1996............................................................  ---
Statements of Cash Flows for the years ended January 31, 1998, February 1, 1997 and     F-5
 February 3, 1996.....................................................................  ---
Notes to Financial Statements.........................................................  F-6
                                                                                        ---

     (a)(2) Index to Financial Statement Schedules

          All schedules are omitted because they are not required, are not applicable, or the information is included in the Financial statements or notes thereto.

     (a)(3)                Index to Exhibits

          See Index to Exhibits beginning on page 30.

          The following management compensatory plans and arrangements are required to be filed as exhibits to this Report on Form 10-K pursuant to Item 14(c):

     EXHIBIT
     Number                                 DESCRIPTION OF DOCUMENT
     ------        ----------------------------------------------------------------------------------
       10.2        1996 Equity Incentive Plan (the "1996 Plan").  (1)
       10.3        Form of Nonstatutory Stock Option Agreement of Registrant pursuant to the 1996
                   Plan.  (1)
       10.4        Form of Incentive Stock Option Agreement of Registrant pursuant to the 1996 Plan.
                   (1)
       10.5        Non-Employee Directors' Stock Option Plan.  (1)
       10.6        Employee Stock Purchase Plan.  (1)
       10.9        Employment Agreement, dated August 9, 1994, entered into between Registrant and
                   Orval D. Madden, as amended on July 8, 1996.  (1)
      10.10        Consulting Agreement, dated August 9, 1994, entered into between Registrant and
                   Orval D. Madden.  (1)
      10.11        Letter Agreement regarding Employment Terms, dated August 9, 1994, entered into between Registrant and Elizabeth M. McLaughlin.  (1)


     EXHIBIT
     Number                                 DESCRIPTION OF DOCUMENT
     ------        ----------------------------------------------------------------------------------
     10.15         401(k) Defined Contribution Plan of Registrant, effective as of August 1, 1995. (1)

____________
(1) Filed as an exhibit to Registrant's Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.

     (b)  Reports on Form 8-K

          Not applicable.

     (c)  Exhibits

          The exhibits required by this Item are listed under Item 14(a)(3).

     (d)  Financial Statement Schedules

          The financial statement schedules required by this Item are listed under Item 14(a)(2).

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pomona, County of Los Angeles, State of California, on the 22nd day of April, 1998.

                             HOT TOPIC, INC.



                             By:  /s/ Orval D. Madden
                                 ---------------------------
                                 Orval D. Madden
                                 President, Chief Executive Officer and Director

                               POWER OF ATTORNEY

     Know all Men by These Presents, that each person whose signature appears below constitutes and appoints Orval D. Madden and Jay A. Johnson, or either of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            NAME                            POSITION                          DATE
-------------------------------   ---------------------------------      ---------------
      /s/ ROBERT M. JAFFE         Chairman of the Board                   April 22, 1998
--------------------------------
          Robert M. Jaffe

      /s/ ORVAL D. MADDEN         President, Chief Executive Officer      April 22, 1998
--------------------------------  and Director
          Orval D. Madden         (Principal Executive Officer)

      /s/ JAY A. JOHNSON          Chief Financial Officer and Assistan    April 22, 1998
--------------------------------  Secretary
          Jay A. Johnson          (Principal Financial and Accounting
                                  Officer)

      /s/ EDGAR F. BERNER         Director                                April 22, 1998
--------------------------------
          Edgar F. Berner

     /s/ STANLEY E. FOSTER        Director                                April 22, 1998
--------------------------------
         Stanley E. Foster

      /s/ CECE SMITH              Director                                April 22, 1998
--------------------------------
           Cece Smith

       /s/ CORRADO FEDERICO       Director                                April 22, 1998
--------------------------------
           Corrado Federico

      /s/ ANDREW SCHUON           Director                                April 22, 1998
--------------------------------
          Andrew Schuon

                                 EXHIBIT INDEX

  3.1  Form of Amended and Restated Articles of Incorporation of Registrant. (1)
  3.2  Form of amended and restated Bylaws, Registrant.  (1)
  4.1  Reference is made to Exhibits 3.1 and 3.2.
  4.2  Specimen stock certificate.  (1)
 10.1  Form of Indemnity Agreement to be entered into between Registrant and its directors and officers.  (1)
 10.2  1996 Equity Incentive Plan (the "1996 Plan").  (1)
 10.3  Form of Nonstatutory Stock Option Agreement of Registrant pursuant to the 1996 Plan.  (1)
 10.4 Form of Incentive Stock Option Agreement of Registrant pursuant to the 1996 Plan. (1)
 10.5  Non-Employee Directors' Stock Option Plan.  (1)
 10.6  Employee Stock Purchase Plan.  (1)
 10.7 Letter Agreement regarding Credit Terms and Conditions, dated March 6, 1996, between Imperial Bank and Registrant. (1)
 10.8 General Security Agreement (Tangible and Intangible Personal Property), dated March 6, 1996, between Imperial Bank and Registrant. (1)
 10.9 Employment Agreement, dated August 9, 1994, entered into between Registrant and Orval D. Madden, as amended on July 8, 1996. (1)
10.10 Consulting Agreement, dated August 9, 1994, entered into between Registrant and Orval D. Madden. (1)
10.11 Letter Agreement regarding Employment Terms, dated August 9, 1994, entered into between Registrant and Elizabeth M. McLaughlin. (1)
10.12  Series D Preferred Stock Purchase Agreement, dated July 15, 1994, entered into between Registrant and certain purchasers of Registrant's Series D Preferred Stock. (1)
10.13 Amended and Restated Reimbursement Agreement, dated July 15, 1994, entered into between Registrant and Orval D. Madden and LeAnn B. Madden.
       (1)
10.14 Industrial Real Estate Lease (Single Tenant Facility), dated June 30, 1994, entered into between Registrant and New England Mutual Life Insurance Company. (1)

10.15  401(k) Defined Contribution Plan of Registrant, effective as of
       August 1, 1995.  (1)
10.16 First Amendment to Founder's Indemnification Agreement, dated July 15, 1994, entered into by and among Orval D. Madden, the Registrant, Sorrento Ventures, Inc., Sorrento Ventures II, L.P., Sorrento Ventures IIB L.P., Phillips-Smith Specialty Retail Group III, L.P., First Small Business Investment Company of California and Craig Foley. (1)
10.17 Amendment to Amended and Restated Reimbursement Agreement, dated as of August 26, 1996, among Orval Madden, LeAnn Madden, Registrant and certain of Registrant's shareholders. (1)
23.1   Consent of Ernst & Young LLP, Independent Auditors.
24.1   Power of Attorney.  Reference is made to page  29.
27.1   Financial Data Schedule.

____________
(1) Filed as an exhibit to Registrant's Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.

                         Report of Independent Auditors

The Board of Directors and Shareholders
Hot Topic, Inc.

We have audited the accompanying balance sheets of Hot Topic, Inc. as of January 31, 1998 and February 1, 1997, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hot Topic, Inc. at January 31, 1998 and February 1, 1997, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.



/s/ Ernst & Young LLP
---------------------

Los Angeles, California
March 13, 1998

                                Hot Topic, Inc.

                                Balance Sheets

                                                                      January 31,    February 1,
                                                                         1998          1997
                                                                      -----------    ------------
Assets
Current assets:
   Cash and cash equivalents                                           $26,579,027    $27,151,245
   Inventory                                                             7,636,596      4,937,218
   Prepaid expenses and other                                              657,749        993,234
   Deferred tax asset (Note 6)                                             338,679        309,924
                                                                       -----------    -----------
Total current assets                                                    35,212,051     33,391,621

Leaseholds, fixtures and equipment, net (Note 2)                        16,700,270     10,606,034
Deposits and other                                                          40,525         35,543
                                                                       -----------    -----------
Total assets                                                           $51,952,846    $44,033,198
                                                                       ===========    ===========
Liabilities and shareholders' equity Current liabilities:
   Accounts payable                                                    $ 1,705,659    $ 1,227,103
   Accrued payroll and related expenses                                  2,626,655      1,834,503
   Accrued sales and other taxes payable                                   263,859        209,782
   Federal and state income taxes payable                                1,351,956        859,268
   Current portion of obligations under capital leases                      34,407         13,773
                                                                       -----------    -----------
Total current liabilities                                                5,982,536      4,144,429

Deferred rent (Note 3)                                                     508,822        319,006
Capital lease obligations, less current portion (Note 3)                   126,759         34,434
Deferred tax liability (Note 6)                                            599,158        466,166

Shareholders' equity (Note 4):
   Common shares, no par value; 50,000,000 shares authorized;
     4,759,606 and 4,599,253 shares issued and outstanding
     at January 31, 1998 and February 1, 1997, respectively             37,700,992     36,613,148
   Deferred compensation                                                   (78,511)      (114,403)
   Retained earnings                                                     7,113,090      2,570,418
                                                                       -----------    -----------
Total shareholders' equity                                              44,735,571     39,069,163
                                                                       -----------    -----------
Total liabilities and shareholders' equity                             $51,952,846    $44,033,198
                                                                       ===========    ===========

See accompanying notes.

                                 Hot Topic, Inc.

                              Statements of Income

                                                                  Years ended
                                                  January 31,     February 1,     February 3,
                                                     1998             1997           1996
                                                 --------------------------------------------
Net sales                                        $ 70,531,592    $ 43,617,823    $ 23,632,134
Cost of goods sold, including buying,
   distribution and occupancy costs                44,416,873      27,048,928      15,067,046
                                                 --------------------------------------------
Gross margin                                       26,114,719      16,568,895       8,565,088

Selling, general and administrative expenses       19,861,808      12,845,602       7,981,121
                                                 --------------------------------------------
Operating income                                    6,252,911       3,723,293         583,967

Interest income                                       917,348         469,241         151,464
Interest expense                                      (16,787)        (87,516)         (8,301)
                                                 --------------------------------------------
 Income before income taxes                         7,153,472       4,105,018         727,130

Provision for income taxes (Note 6)                 2,610,800       1,534,600         290,800
                                                 --------------------------------------------
Net income                                       $  4,542,672    $  2,570,418    $    436,330
                                                 ============================================

Net income per share:
   Basic                                         $       0.97    $       0.71    $       0.14
                                                 ============================================
   Diluted                                       $       0.92    $       0.66    $       0.14
                                                 ============================================

Shares used in computing net income per share:
     Basic                                          4,690,490       3,627,975       3,081,973
     Diluted                                        4,939,947       3,898,646       3,135,342

See accompanying notes.

                                 Hot Topic, Inc.

                       Statements of Shareholders' Equity


                                                Common Shares                          Retained         Total
                                        ------------------------------  Deferred       Earnings     Shareholders'
                                            Shares        Amount      Compensation     (Deficit)       Equity
                                        ---------------------------------------------------------------------------
Balance at January 28, 1995                   764,000   $   1,004,305   $          -     $        -   $  1,004,305
   Accretion of preferred shares
     redemption value                               -        (218,843)             -       (436,330)      (655,173)
   Net income                                       -               -              -        436,330        436,330
                                        --------------------------------------------------------------------------
Balance at February 3, 1996                   764,000         785,462              -              -        785,462
   Issuance of common stock                 1,495,397      24,268,160              -              -     24,268,160
   Accretion of preferred shares
     redemption value                               -        (528,363)             -              -       (528,363)
   Conversion of preferred stock            2,305,892      11,845,488              -              -     11,845,488
   Exercise of stock options                   33,964          86,476              -              -         86,476
   Deferred compensation related to
     grant of stock options                         -         143,560       (143,560)             -              -
   Amortization of deferred compensation
                                                    -               -         29,157              -         29,157
   Tax benefit from exercise of
     options                                        -          12,365              -              -         12,365
   Net income                                       -               -              -      2,570,418      2,570,418
                                        --------------------------------------------------------------------------
Balance at February 1, 1997                 4,599,253      36,613,148       (114,403)     2,570,418     39,069,163
   Issuance of common stock                         -               -              -              -              -
   Accretion of preferred shares
     redemption value                               -               -              -              -              -
   Conversion of preferred stock                    -               -              -              -              -
   Exercise of stock options                  158,322         446,528              -              -        446,528
   Employee stock purchase plan                 2,031          37,692              -              -         37,692
   Deferred compensation related to
     grant of stock options                         -               -              -              -              -
   Amortization of deferred compensation
                                                    -               -         35,892              -         35,892
   Tax benefit from exercise of
     options                                        -         603,624              -              -        603,624
   Net income                                       -               -              -      4,542,672      4,542,672
                                        --------------------------------------------------------------------------
Balance at January 31, 1998                 4,759,606   $37,700,992     $(78,511)        $7,113,090   $ 44,735,571
                                        ==========================================================================

See accompanying notes.

                                 Hot Topic, Inc.

                            Statements of Cash Flows

                                                                               Years ended
                                                              January 31,      February 1,    February 3,
                                                                 1998              1997          1996
                                                           ----------------------------------------------
Operating activities
Net income                                                 $  4,542,672    $  2,570,418    $    436,330
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                            2,872,483       1,723,577         977,740
     Deferred rent                                              189,816          73,226          65,385
     Deferred compensation                                       35,892          29,157            --
     Deferred taxes                                             104,238         209,253        (109,654)
     Loss on disposal of fixed assets                            46,071          79,261            --
     Changes in operating assets and liabilities:
       Inventory                                             (2,699,378)     (1,775,349)     (1,825,433)
       Prepaid expenses and other current assets                335,485        (376,962)       (400,848)
       Deposits and other assets                                 (4,982)            322         (55,438)
       Accounts payable                                         478,556         158,495         680,073
       Accrued payroll and related expenses                     792,152         854,492         551,579
       Accrued sales and other taxes payable                     54,077          54,148        (125,517)
       Income taxes payable                                     492,687         474,353         265,204
                                                           ----------------------------------------------
Net cash provided by operating activities                     7,239,769       4,074,391         459,421

Investing activities
Purchases of property and equipment                          (8,869,800)     (5,889,793)     (3,755,562)
                                                           ----------------------------------------------
Net cash used in investing activities                        (8,869,800)     (5,889,793)     (3,755,562)

Financing activities
Payments on capital lease obligations                           (30,031)        (41,610)        (11,672)
Proceeds from sale of redeemable convertible preferred
   shares, net of issuance costs                                   --              --         4,006,758
Proceeds from sale of common shares                                --        24,268,160            --
Proceeds from employee stock purchases, exercise
   of stock options and warrants, including related
   tax benefit                                                1,087,844         170,840            --
                                                           ----------------------------------------------
Net cash provided by financing activities                     1,057,813      24,397,390       3,995,086
                                                           ----------------------------------------------

(Decrease) increase in cash and cash equivalents               (572,218)     22,581,988         698,945
Cash and cash equivalents at beginning of year               27,151,245       4,569,257       3,870,312
                                                           ----------------------------------------------
Cash and cash equivalents at end of year                   $ 26,579,027    $ 27,151,245    $  4,569,257
                                                           ==============================================

Supplemental information
Cash paid during the year for interest                     $     16,787    $     87,516    $      8,301
                                                           ==============================================
Cash paid during the year for income taxes                 $  1,415,012    $    832,447    $    135,250
                                                           ==============================================
Capital lease obligations entered into for equipment       $    142,990    $     55,581    $     21,662
                                                           ==============================================

See accompanying notes.

                                 Hot Topic, Inc.

                          Notes to Financial Statements

                                January 31, 1998


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Hot Topic, Inc. (the Company) was incorporated in California in September 1988. The Company sells music licensed and music influenced apparel, accessories and gift items for young men and women through its retail stores. The Company operates mall based retail stores throughout the western, mid-western, southeastern and northeastern regions of the United States.

On September 23, 1996, the Company completed an initial public offering (the Offering) of 1,495,000 shares of common stock at a price of $18.00 per share. The net proceeds to the Company, net of underwriting discounts and commissions and offering expenses, were $24.3 million.

FISCAL YEAR

The Company's fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal year ended February 3, 1996 was a 53 week year and the fiscal years ended January 31, 1998 and February 1, 1997 were 52 week years.

REVENUE RECOGNITION

Retail merchandise sales are recognized at the point of sale less estimated sales returns.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of less than three months when purchased to be cash equivalents. The Company is potentially exposed to a concentration of credit risk when cash deposits in banks are in excess of federally insured limits, and as a result of the investment of cash equivalents at two financial institutions.

INVENTORY

Inventories and related cost of sales are accounted for by the retail method. The cost of inventory is determined at the lower of the first-in, first-out
(FIFO) method or market.

                                 Hot Topic, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STORE PRE-OPENING COSTS

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

                                 Hot Topic, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATION

Certain amounts in the February 1, 1997 and February 3, 1996 financial statements have been reclassified to conform with the January 31, 1998 classification.

2. LEASEHOLDS, FIXTURES AND EQUIPMENT

Leaseholds, fixtures and equipment are summarized as follows:

                                                  January 31,     February 1,
                                                     1998            1997
                                                 ----------------------------

Furniture, fixtures and equipment                $ 12,452,091    $  7,021,551
Leasehold improvements                             10,726,666       7,196,831
                                                 ----------------------------
                                                   23,178,757      14,218,382
Less accumulated depreciation and amortization     (6,478,487)     (3,612,348)
                                                 ----------------------------
                                                 $ 16,700,270    $ 10,606,034
                                                 ============================

3. COMMITMENTS

LEASES

The Company has entered into lease agreements for retail and office space under primarily noncancelable leases with terms ranging from three to approximately ten years. The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or 6% to 8% of annual sales volume. Certain of the leases provide for increasing minimum annual rental amounts. Rent expense is recorded evenly over the term of the lease. Accordingly, deferred rent, as reflected in the accompanying balance sheets, represents the difference between rent expense accrued and amounts paid under the terms of the lease agreement. Total rent expense for the years ended January 31, 1998, February 1, 1997 and February 3, 1996 was $5,138,226, $3,272,996 and $1,896,939, respectively, including contingent rentals of $272,900, $260,214 and $177,849, respectively.

                                 Hot Topic, Inc.

3. COMMITMENTS (CONTINUED)

LEASES (CONTINUED)

The Company leases certain equipment under capital lease obligations. Cost and accumulated depreciation of equipment under capital leases were $186,489 and $41,243, respectively, at January 31, 1998; $55,581 and $6,338, respectively, at February 1, 1997, and $42,747 and $8,509, respectively, at February 3, 1996.

Annual future minimum lease payments under operating and capital leases as of January 31, 1998 are as follows:

                                                        Operating     Capital
Fiscal year                                              Leases        Leases
-----------                                             ----------------------

1998                                                    $ 5,617,077   $ 50,932
1999                                                      5,669,398     52,681
2000                                                      5,605,700     72,890
2001                                                      5,525,999     21,840
2002                                                      5,365,355          -
Thereafter                                               19,944,905          -
                                                        ----------------------
Total minimum lease payments                            $47,728,434    198,343
                                                        ===========
Less amounts representing interest                                      37,177
                                                                      --------
Present value of future minimum capital lease payments                 161,166
Less amounts due in one year                                            34,407
                                                                      --------
Long-term portion of obligations under capital leases                 $126,759
                                                                      ========

4. SHAREHOLDERS' EQUITY

STOCK OPTIONS

During the year ended February 1, 1992, the Company granted nonstatutory options to purchase 13,420 shares of the Company's common stock to certain of its employees at an option price of $2.00 per share expiring on November 30, 2000. As of January 31, 1998, the remaining 80 unexercised options were fully vested.

                                 Hot Topic, Inc.

4. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

In 1993, the Company adopted the 1993 Stock Option Plan (the Plan), whereby stock options may be granted to employees, directors or consultants of the Company as deemed appropriate by the Board of Directors. The exercise price of options granted under the Plan shall be determined by the Board of Directors at the date of grant and shall not be lower than (i) 100% of the fair market value of the Company's common stock on the date of grant for incentive stock options,
(ii) 85% of the fair market value of the Company's common stock on the date of grant for non-statutory stock options, and (iii) 110% of the fair market value of the Company's common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock of the Company. Unless the Board of Directors declares otherwise, options will vest 25% at the end of the first year, with the remaining balance vesting quarterly over the next three years. All options granted under the Plan will expire ten years from the date of grant.

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

In June 1996, the Board of Directors adopted the 1996 Non-Employee Directors' Stock Option Plan (the Directors' Plan) to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. A total of 30,000 shares of common stock have been reserved for issuance under the Directors' Plan. The options granted under the Directors' Plan vest 25% at the end of the first year, with the remaining balance vesting quarterly over the next three years. All options granted under the Directors' Plan will expire ten years from the date of grant.

In June 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the Stock Purchase Plan). The Stock Purchase Plan provides for the issuance of up to 150,000 shares of common stock to employees of the Company. Under the Stock Purchase Plan, all eligible employees are granted identical rights to purchase common stock for each Board-authorized offering under the Stock Purchase Plan. Rights granted pursuant to any

                                 Hot Topic, Inc.

4. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

offering under the Stock Purchase Plan terminate immediately upon cessation of an employee's employment for any reason. In general, an employee may withdraw from participation in an offering at any time during the purchase period for such offering. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings occur every six months commencing January 1, 1997.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997,1996 and 1995: weighted-average risk-free interest rates of 6%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 0.53 for 1997 and 0.35 for 1996 and 1995; and a weighted average expected life of the option of 5 years. The weighted average fair value of options granted during the year is $12.87, $3.32, $1.33 per share for fiscal 1997,1996 and 1995, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                       1997           1996          1995
                                  --------------------------------------------

Pro forma net income              $ 3,888,986    $ 2,517,055   $ 429,488
Pro forma earnings per share
      Basic                            $0.83          $0.69       $0.14
      Diluted                          $0.82          $0.66       $0.14

                                 Hot Topic, Inc.

4. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

A summary of the Company's stock option activity and related information follows:

                                       January 31, 1998         February 1, 1997        February 3, 1996
                                    -------------------------------------------------------------------------
                                                 Weighted                 Weighted                Weighted
                                                 Average                  Average                 Average
                                                 Exercise                 Exercise                Exercise
                                      Options     Price       Options      Price       Options     Price
                                    -------------------------------------------------------------------------
Outstanding at beginning of year    399,122       $ 4.21     328,420       $2.72       291,920    $   2.65
   Granted                          336,352       $24.37     112,666       $8.01        37,500        3.25
   Exercised                       (158,322)      $ 2.83     (33,964)      $2.55            --          --
   Canceled                         (14,842)      $13.03      (8,000)      $3.59        (1,000)       2.75
                                    ----------------------------------------------------------------------
 Outstanding at end of year         562,310       $16.43     399,122       $4.21       328,420    $   2.72
                                    ======================================================================

 Exercisable at end of year         121,150       $ 4.07     195,278       $3.28       148,303    $   2.65


Exercise prices for options outstanding as of January 31, 1998 ranged from $2.00 to $27.88. Of the 562,310 options outstanding at January 31, 1998, 218,959 have exercise prices ranging from $2.00 to $8.00, 104,766 have exercise prices ranging from $15.50 to $ 22.75 and 238,585 have exercise prices ranging from $26.75 to $27.88. The weighted average remaining contractual life of those options is 8 years.

5. EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued "Earnings Per Share" (Statement No. 128) establishing standards for computing and presenting earnings per share (EPS) for publicly-held common stock or potential common stock. Statement No. 128 supersedes the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share" and simplifies the standards for computing earnings per share. In addition, Statement No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, requires dual presentation of basic and diluted earnings per share on the face of the statements of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator

                                 Hot Topic, Inc.

5. EARNINGS PER SHARE (CONTINUED)

and denominator of the diluted earnings per share computation. The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997, with earlier application not permitted. All periods presented reflect the adoption of Statement No. 128. The impact on amounts previously reported was not material.

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share for the year ended, is as follows:

                                                     January 31,  February 1,  February 3,
                                                        1998        1997         1996
                                                     ------------------------------------
Basic EPS Computation:
   Numerator                                         $4,542,672   $2,570,418   $  436,330
   Denominator:
     Weighted average common shares outstanding       4,690,490    3,627,975    3,081,973
                                                     ------------------------------------
     Total shares                                     4,690,490    3,627,975    3,081,973
                                                     ------------------------------------
Basic EPS                                            $     0.97   $     0.71   $     0.14
                                                     ====================================

Diluted EPS Computation:
   Numerator                                         $4,542,672   $2,570,418   $  436,330
   Denominator:
     Weighted average common shares outstanding       4,690,490    3,627,975    3,081,973
     Incremental shares from assumed conversion of
       options                                          249,457      270,671       53,369
                                                     ------------------------------------
     Total shares                                     4,939,947    3,898,646    3,135,342
                                                     ------------------------------------
Diluted EPS                                          $     0.92   $     0.66   $     0.14
                                                     ====================================

                                 Hot Topic, Inc.

6. INCOME TAXES

Following is the composition of the provision for income taxes for the years ended:

                          January 31,   February 1,      February 3,
                              1998         1997              1996
                          ------------------------------------------

Current:
   Federal                 $ 2,042,664   $ 1,021,150    $   334,083
   State                       463,898       304,197         66,371
                          ------------------------------------------
                             2,506,562     1,325,347        400,454

Deferred:
   Federal                      89,336       204,132        (86,883)
   State                        14,902         5,121        (22,771)
                          ------------------------------------------
                               104,238       209,253       (109,654)
                          ------------------------------------------
Total income tax expense   $ 2,610,800   $ 1,534,600    $   290,800
                          ==========================================

Significant components of the Company's deferred tax assets and liabilities:

                                              January 31,  February 1,
                                                  1998        1997
                                              ------------------------
Current deferred tax assets:
   Accrued vacation                           $ 100,557    $  63,922
   Inventory                                    212,663      158,487
   State taxes                                   39,959      102,015
                                              ------------------------
Total deferred tax assets                       353,179      324,424
Valuation allowance for deferred tax assets     (14,500)     (14,500)
                                              ------------------------
Net current deferred tax assets                 338,679      309,924

Noncurrent deferred tax liabilities:
   Depreciation                                (716,965)    (509,612)
   Deferred rent                                117,807       43,446
                                              ------------------------
Total noncurrent deferred tax liabilities      (599,158)    (466,166)
                                              ------------------------
Net deferred tax (liability) asset            $(260,479)   $(156,242)
                                              ========================

                                 Hot Topic, Inc.

6. INCOME TAXES (CONTINUED)

Reconciliation of provision for taxes to statutory tax rate for the years ended:

                                         January 31,   February 1,   February 3,
                                            1998           1997         1996
                                        ----------------------------------------

Statutory federal rate                     34.0%          34.0%        34.0%
Permanent differences                      (3.9)          (2.4)         1.0
State and local taxes, net of federal
   benefit                                  4.4            5.0          4.0
Change in valuation allowance and other
   items                                    2.0            0.8          1.0
                                        ----------------------------------------
Effective income tax rate                  36.5%          37.4%        40.0%
                                        ========================================

7. EMPLOYEE BENEFIT PLAN

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