Form 10-Q
period 1998-05-02
HOT TOPIC INC /CA/
filed 1998-06-09
CIK 1017712

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
(Mark One)
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  May 2, 1998
                                -----------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from         to

                        COMMISSION FILE NUMBER: 0-28784

                                HOT TOPIC, INC.
                                ---------------
             (Exact name of Registrant as specified in Its Charter)

CALIFORNIA                                              77-0198182
----------                                              ----------
(State of Incorporation)                   (IRS Employer Identification No.)

3410 POMONA BLVD., POMONA, CA                             91768
----------------------------------------                  -----
(address of principle executive offices)               (Zip Code)

(Telephone number of registrant)  (909) 869-6373
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: May 22, 1998 -
                                                                --------------
4,783,706 shares, no par value.
-------------------------------

                                HOT TOPIC, INC.
                               INDEX TO FORM 10-Q

                                                                Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Balance Sheets - May 2, 1998 and January 31, 1998         3

         Statements of Operations for the
           13 weeks ended May 2, 1998 and May 3, 1997              4

         Statements of Cash Flows  for the 13
           weeks ended May 2, 1998 and May 3, 1997                 5

         Notes to Financial Statements                             6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       7-9


PART II.    OTHER INFORMATION                                      9

            SIGNATURE PAGE                                         9

                                HOT TOPIC, INC.
                                BALANCE SHEETS
                                  (Unaudited)


                                              May 2, 1998    Jan 31, 1998(a)
ASSETS

Current Assets:
    Cash and cash equivalents                 $22,233,000    $26,579,000
    Inventory                                   7,610,000      7,636,000
    Prepaid expenses and other                  1,703,000        658,000
    Deferred tax asset                            339,000        339,000
                                              -----------    -----------
Total current assets                           31,885,000     35,212,000

Leaseholds, fixtures and equipment:
    Furniture, fixtures and equipment          13,934,000     12,452,000
    Leasehold improvements                     12,213,000     10,727,000
                                              -----------    -----------
                                               26,147,000     23,179,000
    Less accumulated depreciation               7,357,000      6,479,000
                                              -----------    -----------
Net leaseholds, fixtures and equipment         18,790,000     16,700,000
Deposits and other assets                          41,000         41,000
                                              -----------    -----------

Total Assets                                  $50,716,000    $51,953,000
                                              ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                          $ 2,080,000    $ 1,706,000
    Accrued payroll and related expenses        2,086,000      2,627,000
    Accrued sales and other taxes                 351,000        264,000
    Income taxes payable                            7,000      1,352,000
    Current portion capital
     lease obligations                             34,000         34,000
                                              -----------    -----------

 Total current liabilities                      4,558,000      5,983,000

Deferred rent                                     562,000        509,000
Capital lease obligations, less
 current portion                                  117,000        126,000
Deferred tax liability                            599,000        599,000

Shareholders' equity
Common shares, no par value; 50,000,000
   shares authorized; 4,783,144 and
   4,759,606 issued and outstanding at
   May 2, 1998 and January 31,1998,
    respectively                               37,791,000     37,701,000
Deferred compensation                             (69,000)       (78,000)
Retained earnings                               7,158,000      7,113,000
                                              -----------    -----------

 Total shareholders' equity                    44,880,000     44,736,000
                                              -----------    -----------
 Total liabilities and
  shareholders' equity                        $50,716,000    $51,953,000
                                              ===========    ===========

(a) - The balance sheet at Jan. 31, 1998 is from the audited financial statements at that date.
See accompanying notes.

                                HOT TOPIC, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                First Quarter
                                              (13 weeks ended)
                                     ----------------------------
                                     May 2, 1998      May 3, 1997

Net sales                            $17,314,000      $11,188,000
Cost of goods sold, including
 buying, distribution and
 occupancy costs                      11,592,000        7,426,000
                                     -----------      -----------
Gross margin                           5,722,000        3,762,000
Selling, general and
 administrative expenses               5,901,000        4,175,000
                                     -----------      -----------
Operating loss                          (179,000)        (413,000)
Interest income-net                      251,000          236,000
                                     -----------      -----------
Income (loss) before
 income taxes                             72,000         (177,000)
Provision (benefit) for
 income taxes                             27,000          (67,000)
                                     -----------      -----------
Net income (loss)                    $    45,000      $  (110,000)
                                     ===========      ===========
Net loss per share
    Basic                            $      0.01      $     (0.02)
    Diluted                          $      0.01      $     (0.02)
Weighted average shares
 outstanding
    Basic                              4,777,725        4,606,632
    Diluted                            4,978,726        4,927,983

See accompanying notes.

                                HOT TOPIC, INC.
                     STATEMENTS OF CASH FLOWS - (UNAUDITED)



                                              Year-to-date (13 weeks) ended
                                             -------------------------------
                                               May 2,1998       May 3,1997

Net income (loss)                              $    45,000      $  (110,000)
    Adjustments to reconcile net
     income (loss) to net cash flows
     provided by (used in)
     operating activities:
    Depreciation and amortization                  879,000          559,000
    Deferred rent                                   53,000           28,000
    Deferred compensation                            9,000            9,000
    Loss on disposal of fixed assets                                 37,000
Changes in operating assets
  and liabilities:
Inventory                                           27,000         (250,000)
Prepaid expenses and other                      (1,046,000)        (164,000)
Deposits and other                                                   (3,000)
Accounts payable                                   374,000          335,000
Accrued payroll and related expenses              (540,000)        (352,000)
Accrued sales and other taxes payable               87,000           19,000
Income taxes payable                            (1,345,000)        (859,000)
                                               -----------      -----------
Net cash flows provided by (used
 in) operating activities                       (1,457,000)        (751,000)

Investing Activities:
Purchases of property and equipment             (2,969,000)      (2,553,000)
Net cash flows used in                         -----------      -----------
   investing activities                         (2,969,000)      (2,553,000)

Financing Activities:
Payments on capital lease
 obligations                                       (10,000)         (31,000)
Proceeds from exercise of stock options             90,000           57,000
                                               -----------      -----------
Net cash flows provided by (used in)
 financing activities                               80,000           26,000
Decrease in cash                               -----------      -----------
 and cash equivalents                           (4,346,000)      (3,278,000)

Cash and cash equivalents
 at the beginning of period                     26,579,000       27,151,000
                                               -----------      -----------

Cash and cash equivalents
 at the end of period                          $22,233,000      $23,873,000
                                               ===========      ===========

Supplemental Information:
Cash paid during the period
       for interest                            $     6,000      $     3,000
      Cash paid during the period
       for income taxes                        $ 1,371,000      $   858,000
      Capital lease obligations
       entered into for equipment                               $   119,000
See accompanying notes.


                                HOT TOPIC, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  Organization and Basis of Presentation:
         ---------------------------------------

     Hot Topic, Inc. (the "Company") is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. The Company currently operates 123 stores in 35 states throughout the United States.

     The information set forth in these financial statements is unaudited except for the January 31, 1998 Balance Sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 weeks ended May 2, 1998 are not necessarily indicative of the results that may be expected for the year ending January 30, 1999. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

NOTE 2. Net Income (Loss) Per Share:
        ----------------------------

     In February 1997, the Financial Accounting Standards Board (FASB) issued "Earnings Per Share" (Statement No. 128) establishing standards for computing and presenting earnings per share (EPS) for publicly-held common stock or potential common stock. Statement No. 128 supersedes the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share" and simplifies the standards for computing earnings per share. In addition, Statement No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, requires dual presentation of basic and diluted earnings per share on the face of the statements of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997, with earlier application not permitted. All periods presented reflect the adoption of Statement No. 128. The impact on amounts previously reported was not material.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the Company's Financial Statements and the Notes related thereto.

RESULTS OF OPERATIONS

13 Weeks Ended  May 2, 1998 (First Quarter of Fiscal 1998) Compared to 13 Weeks
-------------------------------------------------------------------------------
Ended  May 3, 1997 (First Quarter of Fiscal 1997)
-------------------------------------------------

  Net sales increased $6,126,000, or 54.8%, to $17,314,000 during the first quarter of fiscal 1998 from $11,188,000 during the first quarter of fiscal 1997. Net sales for the 55 stores not yet qualifying as comparable stores contributed the entire increase in net sales. Comparable store sales decreased (0.6)% or approximately $(60,000) as compared to the first quarter of fiscal 1997. The increased sales in the first quarter of fiscal 1998 were primarily attributable to an increase in the number of stores. In last year's first quarter, comparable store sales increased by 5.7%. Sales of apparel category merchandise, as a percentage of total net sales, increased to 48% in the first quarter of 1998 compared to 44% in the first quarter of 1997.

  Gross margin increased approximately $1,960,000 to $5,722,000 during the first quarter of fiscal 1998 from $3,762,000 during the first quarter of fiscal 1997. As a percentage of net sales, gross margin decreased to 33.1% during the first quarter of fiscal 1998 from 33.6% in the first quarter of fiscal 1997. The decrease in gross margin as a percentage of net sales was primarily due to a decrease in the Company's merchandise margins and an increase in occupancy costs. The decrease in merchandise margin was principally attributable to an increase in apparel sales as a percentage of total net sales. Apparel merchandise traditionally has a lower markup than accessory and gift categories. Occupancy expense, as a percentage of net sales, was higher in the first quarter of 1998 compared to the first quarter of 1997 principally due to the greater number of new stores.

  Selling, general and administrative expenses increased approximately $1,726,000 to $5,901,000 during the first quarter of fiscal 1998 from $4,175,000 during the first quarter of fiscal 1997, but decreased as a percentage of net sales to 34.1% in the first quarter of fiscal 1998 from 37.3% in the first quarter of fiscal 1997. The decrease as a percentage of net sales was primarily attributable to a reduction of corporate overhead expense as a percentage of net sales due to the operating leverage achieved through the Company's larger store base, offset in part by higher store payroll expense as a percentage of net sales. The higher store payroll expense as a percentage of net sales resulted principally from increases in Federal and state minimum wage rates. The Company's aggregate pre-opening expense was approximately the same in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997, but decreased as a percentage of sales.

  Operating loss decreased approximately $234,000 to a loss of $179,000 during the first quarter of fiscal 1998 from a loss of $413,000 during the first quarter of fiscal 1997. As a percentage of net sales, the operating loss decreased to 1.0% in the first quarter of fiscal 1998 from a loss of 3.7% in the first quarter of fiscal 1997.

  Interest income, net, increased approximately $15,000 to $251,000 in the first quarter of fiscal 1998 from $236,000 in the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, as well as during the first quarter of fiscal 1998, the Company's primary uses of cash have been to finance store openings and purchase merchandise inventories. The Company has satisfied its cash requirements principally from proceeds from the sale of equity securities and cash flows from operations.

  Working capital at May 2, 1998 was $27,327,000 compared to $29,229,000 at January 31, 1998. The decrease is primarily from the use of working capital used to finance the new store openings.

  Cash flows provided by (used in) operating activities were ($1,457,000) and ($751,000) in the first quarter of fiscal 1998 and 1997, respectively. The increase in cash flows used in operating activities in the first quarter of fiscal 1998 was primarily from the payment of income taxes.

  Cash flows used in investing activities were $2,969,000 and $2,553,000 in the first quarter of fiscal 1998 and 1997, respectively. Cash flows used in investing activities relate primarily to store openings, equipment for the distribution center and computer hardware and software. The Company opened 15 and 13 stores in the first quarter of fiscal 1998 and 1997, respectively.

  Cash flows provided by (used in) financing activities were $80,000 and $26,000 in the first quarter of fiscal 1998 and 1997, respectively.

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

  Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, which represent the Company's expectations or beliefs concerning future events. These forward looking statements involve risks and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the sufficiency of the Company's working capital and cash flows from operating activities, the implementation and management of the Company's growth strategy, the demand for the merchandise offered by the Company, the ability of the Company to obtain adequate merchandise supply, the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand, the effect of economic conditions, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers as well as other risks detailed from time to time in the Company's SEC reports, including the Company's Annual Report on Form 10-K dated April 22, 1998.


PART II. - OTHER INFORMATION

Items 1-5 are not applicable.

Item 6  -  Exhibits and Reports on Form 8-K
         (a)  Exhibits
                 27.1  Financial Data


                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Hot Topic, Inc.
     (Registrant)



Date:    6/3/98                     /s/ Orval D. Madden
         ------                     -------------------

                                    Orval D. Madden
                                    President and Chief
                                    Executive Officer (principal
                                    executive officer)

Date:    6/3/98                     /s/ Jay A. Johnson
         ------                     ------------------

                                    Jay A. Johnson
                                    Chief Financial Officer
                                    (principal financial and
                                    accounting officer)