Form 10-Q
period 1998-08-01
HOT TOPIC INC /CA/
filed 1998-09-10
CIK 1017712

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
(Mark One)
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  [X]  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 1, 1998
                                --------------

                                      OR

  [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

                        COMMISSION FILE NUMBER: 0-28784

                                HOT TOPIC, INC.
                                ---------------
            (Exact name of Registrant as specified in Its Charter)

CALIFORNIA                                              77-0198182
----------                                              ----------
(State of Incorporation)                   (IRS Employer Identification No.)

3410 POMONA BLVD., POMONA, CA                                         91768
---------------------------------------------------                   -----
(address of principle executive offices)                          (Zip Code)

(Telephone number of registrant)  (909) 869-6373
                                  --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X          No
                                             -

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: August 27, 1998
                                                                ---------------
- 4,831,470 shares, no par value.
---------------------------------

                                HOT TOPIC, INC.
                              INDEX TO FORM 10-Q
                                                                       Page No.
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited):

            Balance Sheets - August 1, 1998 and January 31, 1998            3

            Statements of Operations for the:
              13 and 26 weeks ended August 1, 1998 and August 2, 1997       4

            Statements of Cash Flows  for the 26
              weeks ended August 1, 1998 and August 2, 1997                 5

            Notes to Financial Statements                                   6


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7


PART II.    OTHER INFORMATION                                              10

            SIGNATURE PAGE                                                 11

                                HOT TOPIC, INC.
                                BALANCE SHEETS
                                  (Unaudited)

                                              Aug. 1,1998    Jan 31,1998(a)
ASSETS
Current Assets:
    Cash and cash equivalents                 $21,888,000    $26,579,000
    Inventory                                  11,280,000      7,636,000
    Prepaid expenses and other                  1,956,000        658,000
    Deferred tax asset                            339,000        339,000
                                              -----------    -----------
Total current assets                           35,463,000     35,212,000

Leaseholds, fixtures and equipment:
    Furniture, fixtures and equipment          15,037,000     12,452,000
    Leasehold improvements                     12,870,000     10,727,000
                                              -----------    -----------
                                               27,907,000     23,179,000
    Less accumulated depreciation               8,335,000      6,479,000
                                              -----------    -----------
Net leaseholds, fixtures and equipment         19,572,000     16,700,000
Deposits and other assets                          42,000         41,000
                                              -----------    -----------

Total Assets                                  $55,077,000    $51,953,000
                                              ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                          $ 5,073,000    $ 1,706,000
    Accrued payroll and related expenses        2,615,000      2,627,000
    Accrued sales and other taxes                 431,000        264,000
    Income taxes payable                          207,000      1,352,000
    Current portion capital
     lease obligations                             33,000         34,000
                                              -----------    -----------
 Total current liabilities                      8,359,000      5,983,000

Deferred rent                                     616,000        509,000
Capital lease obligations, less
 current portion                                  113,000        126,000
Deferred tax liability                            599,000        599,000

Shareholders' equity
    Common shares, no par value; 50,000,000
    shares authorized; 4,830,845 and
    4,759,606 issued and outstanding at
    August 1, 1998 and January 31,1998,
    respectively                               37,958,000     37,701,000
Deferred compensation                             (60,000)       (78,000)
Retained earnings                               7,492,000      7,113,000
                                              -----------    -----------
 Total shareholders' equity                    45,390,000     44,736,000
                                              -----------    -----------
 Total liabilities and
  shareholders' equity                        $55,077,000    $51,953,000
                                              ===========    ===========

(a) - The balance sheet at Jan. 31, 1998 is from the audited financial statements at that date.
See accompanying notes.

                                HOT TOPIC, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  Second Quarter
                                                 (13 weeks ended)
                                         -------------------------------
                                           Aug. 1, 1998     Aug. 2, 1997

Net sales                                    $20,787,000     $13,682,000
Cost of goods sold, including
 buying, distribution and
 occupancy costs                              14,011,000       9,064,000
                                             -----------     -----------
Gross margin                                   6,776,000       4,618,000
Selling, general and
 administrative expenses                       6,458,000       4,501,000
                                             -----------     -----------
Operating income                                 318,000         117,000
Interest income-net                              216,000         212,000
                                             -----------     -----------
Income before income taxes                       534,000         329,000
Provision for income taxes                       200,000         125,000
                                             -----------     -----------
Net income                                   $   334,000     $   204,000
                                             ===========     ===========
Net income per share
    Basic                                    $      0.07     $      0.04
    Diluted                                  $      0.07     $      0.04
Weighted average shares outstanding
    Basic                                      4,811,000       4,683,000
    Diluted                                    4,984,000       4,948,000

See accompanying notes.

                                                     Six Months
                                                  (26 weeks ended)
                                         -------------------------------
                                         Aug. 1, 1998       Aug. 2, 1997
Net sales                                    $38,101,000     $24,870,000
Cost of goods sold, including
 buying, distribution and
 occupancy costs                              25,603,000      16,490,000
                                             -----------     -----------
Gross margin                                  12,498,000       8,380,000
Selling, general and
 administrative expenses                      12,359,000       8,676,000
                                             -----------     -----------
Operating income (loss)                          139,000        (296,000)
Interest income-net                              467,000         448,000
                                             -----------     -----------
Income before
 income taxes                                    606,000         152,000
Provision for
 income taxes                                    227,000          58,000
                                             -----------     -----------
Net income                                   $   379,000     $    94,000
                                             ===========     ===========
Net income per share
    Basic                                    $      0.08     $      0.02
    Diluted                                  $      0.08     $      0.02
Weighted average shares
 outstanding
    Basic                                      4,794,000       4,645,000
    Diluted                                    4,982,000       4,938,000

See accompanying notes.

                                HOT TOPIC, INC.
                    STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                Year-to-date (26 weeks) ended
                                               -------------------------------
                                                Aug. 1, 1998     Aug. 2, 1997
                                               --------------   --------------
Net income                                       $   379,000      $    94,000
    Adjustments to reconcile net
     income to net cash flows
     provided by (used in)
     operating activities:
    Depreciation and amortization                  1,857,000        1,216,000
    Deferred rent                                    107,000           79,000
    Deferred compensation                             18,000           18,000
    Loss on disposal of fixed assets                       -           23,000
Changes in operating assets
    and liabilities:
    Inventory                                     (3,644,000)      (3,255,000)
    Prepaid expenses and other                    (1,298,000)        (221,000)
    Deposits and other                                (1,000)          (3,000)
    Accounts payable                               3,368,000        3,056,000
    Accrued payroll and related expenses             (12,000)          99,000
    Accrued sales and other taxes payable            167,000          102,000
    Income taxes payable                          (1,145,000)        (801,000)
                                                 -----------      -----------
Net cash flows provided by (used
 in) operating activities                           (204,000)         407,000

Investing Activities:
Purchases of property and equipment               (4,729,000)      (5,808,000)
Net cash flows used in                             ---------       ----------
 investing activities                             (4,729,000)      (5,808,000)
Financing Activities:
Payments on capital lease
 obligations                                         (15,000)          (6,000)
Proceeds from exercise of stock options              257,000          368,000
                                                 -----------      -----------
Net cash flows provided by
 financing activities                                242,000          362,000
Decrease in cash                                   ---------       ----------
 and cash equivalents                             (4,691,000)      (5,039,000)

Cash and cash equivalents
 at the beginning of period                       26,579,000       27,151,000
                                                 -----------      -----------

Cash and cash equivalents
 at the end of period                            $21,888,000      $22,112,000
                                                 ===========      ===========
Supplemental Information:
     Cash paid during the period
       for interest                              $     9,000      $     8,000
     Cash paid during the period
       for income taxes                          $ 1,371,000      $   861,000
     Capital lease obligations
       entered into for equipment                          -      $    88,000

See accompanying notes.

                                HOT TOPIC, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1. Organization and Basis of Presentation:
        ---------------------------------------

  Hot Topic, Inc. (the "Company") is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. The Company currently operates 136 stores in 36 states throughout the United States.

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

  In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 and 26 weeks ended August 1, 1998 are not necessarily indicative of the results that may be expected for the year ending January 30, 1999. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

NOTE 2. Net Income Per Share:
        ---------------------

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

RESULTS OF OPERATIONS

13 Weeks Ended  August 1, 1998 (Second Quarter of Fiscal 1998) Compared to 13
-----------------------------------------------------------------------------
Weeks Ended  August 2, 1997 (Second Quarter of Fiscal 1997)
-----------------------------------------------------------

  Net sales increased $7,105,000, or 51.9%, to $20,787,000 during the second quarter of fiscal 1998 from $13,682,000 during the second quarter of fiscal 1997. Net sales for the 53 stores not yet qualifying as comparable stores contributed approximately $6,885,000 of the increase in net sales. Comparable store sales increased 2.0% and contributed approximately $220,000 of the increase in net sales for the second quarter of fiscal 1998. Sales of apparel category merchandise, as a percentage of total net sales, increased to 49% in the second quarter of 1998 compared to 47% in the second quarter of 1997.

  Gross margin increased approximately $2,158,000 to $6,776,000 during the second quarter of fiscal 1998 from $4,618,000 during the second quarter of fiscal 1997. As a percentage of net sales, gross margin decreased to 32.6% during the second quarter of fiscal 1998 from 33.8% in the second quarter of fiscal 1997. The decrease in gross margin as a percentage of net sales was primarily due to a decrease in the Company's merchandise margins. The decrease in merchandise margin was principally attributable to a higher mix of apparel sales. Apparel merchandise traditionally has a lower markup than accessory and gift categories.

  Selling, general and administrative expenses increased approximately $1,957,000 to $6,458,000 during the second quarter of fiscal 1998 from $4,501,000 during the second quarter of fiscal 1997, but decreased as a percentage of net sales to 31.1% in the second quarter of fiscal 1998 from 32.9% in the second quarter of fiscal 1997. The decrease as a percentage of net sales was primarily attributable to a reduction of corporate overhead expense as a percentage of net sales due to the operating leverage achieved through the Company's larger store base and a decrease in the aggregate pre-opening expense, both offset in part by higher store payroll expense as a percentage of net sales. The higher store payroll expense as a percentage of net sales resulted principally from increases in Federal and state minimum wage rates. The aggregate dollar decrease in pre-opening expense is attributable to opening three fewer stores in the current quarter compared to last year's second quarter

  Operating income increased to $318,000 during the second quarter of fiscal 1998 from $117,000 during the second quarter of fiscal 1997. As a percentage of net sales, operating income was 1.5% in the second quarter of fiscal 1998 compared to 0.9% in the second quarter of fiscal 1997.


26 Weeks Ended  August 1, 1998 (First Six Months of Fiscal 1998) Compared to 26
-------------------------------------------------------------------------------
Weeks Ended  August 2, 1997 (First Six Months of Fiscal 1997)
-------------------------------------------------------------

  Net sales increased $13,231,000, or 53.2%, to $38,101,000 during the first six months of fiscal 1998 from $24,870,000 during the first six months of fiscal 1997. Net sales for the 53 stores not yet qualifying as comparable stores contributed approximately $13,071,000 of the increase in net sales. Comparable store sales increased 0.8% and contributed approximately $160,000 of the increase in net sales for the first six months of fiscal 1998. The increased sales in the first six months of fiscal 1998 were attributable to increases in the sales of apparel category merchandise as a percentage of total net sales and improvements in the allocation and distribution of merchandise to the stores.

  Gross margin increased approximately $4,118,000 to $12,498,000 during the first six months of fiscal 1998 from $8,380,000 during the first six months of fiscal 1997. As a percentage of net sales, gross margin decreased to 32.8% during the first six months of fiscal 1998 from 33.7% in the first six months of fiscal 1997. The decrease in gross margin as a percentage of net sales was primarily due to a decrease in the Company's merchandise margins and an increase in occupancy expenses. The decrease in merchandise margin was principally attributable to an increase in apparel sales as a percentage of total net sales. Apparel merchandise traditionally has a lower markup than accessory and gift categories. Occupancy expense, as a percentage of net sales, was higher in the first half of 1998 compared to the first half of 1997 principally due to the greater number of new stores.

  Selling, general and administrative expenses increased approximately $3,683,000 to $12,359,000 during the first six months of fiscal 1998 from $8,676,000 during the first six months of fiscal 1997, but decreased as a percentage of net sales to 32.4% in the first six months of fiscal 1998 from 34.9% in the first six months of fiscal 1997. The decrease as a percentage of net sales was primarily attributable to a reduction of corporate overhead expense as a percentage of net sales due to the operating leverage achieved through the Company's larger store base, offset in part by higher store payroll expense as a percentage of net sales. The higher store payroll expense as a percentage of net sales resulted principally from increases in Federal and state minimum wage rates.

  Operating income increased to $139,000 during the first six months of fiscal 1998 from an operating loss of ($296,000) during the first six months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, as well as during the second quarter and first six months of fiscal 1998, the Company's primary uses of cash have been to finance store openings and purchase merchandise inventories. The Company has satisfied its annual cash requirements principally from proceeds from cash flows from operations and from the sale of equity securities.

  Working capital at August 1, 1998 was $27,107,000 compared to $29,229,000 at January 31, 1998. The decrease is primarily from the use of working capital used to finance the new store openings.

  Cash flows (used in) provided by operating activities were ($204,000) and $407,000 in the first six months of fiscal 1998 and 1997, respectively. The decrease in cash flows provided by operating activities in the first six months of fiscal 1998 was primarily attributable to an increase in the Company's net income and depreciation and amortization expense, offset by a net change in operating assets and liabilities.

  Cash flows used in investing activities were $4,729,000 and $5,808,000 in the first six months of fiscal 1998 and 1997, respectively. Cash flows used in investing activities relate primarily to store openings, equipment for the distribution center and computer hardware and software. The Company opened 25 and 26 stores in the first six months of fiscal 1998 and 1997, respectively.

  Cash flows provided by financing activities were $242,000 and $362,000 in the first six months of fiscal 1998 and 1997, respectively.

  The Company believes that its current cash balances and cash generated from operations will be sufficient to fund its operations and planned expansion through fiscal 1999.

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

YEAR 2000

Like all companies having business-application software programs written over many years and a computing infrastructure including computerized devices, the Company is also affected by the so-called "Year 2000" issue. Certain of the Company's software programs were written using two-year digits to define the applicable year, rather than four. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. The computing infrastructure, including computerized devices could contain data-sensitive software that could cause the devices to fail to operate or to operate inconsistently.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable

PART II. - OTHER INFORMATION

Items 1-3 and 5 are not applicable.

Item 4. Submission of Matters to a vote of Security Holders

       The annual meeting of shareholders of the Company (the "Annual Meeting")
       was held on May 27,   1998 in Pomona, California.

       Proposal 1 - Election of Directors

       Each of the candidates listed below were duly elected to the Board of
       directors at the Annual   Meeting by the tally indicated.

             Candidate             Votes in Favor       Votes Withheld
             ---------             --------------       --------------
           Robert M. Jaffe            3,205,879                0
           Orval D. Madden            3,205,879                0
           Edgar F. Berner            3,205,879                0
           Stanley E. Foster          3,205,879                0
           Cece Smith                 3,205,879                0
           Corrado Federico           3,205,879                0
           Andrew Schuon              3,205,879                0

       Proposal 2 - Amendment to the 1996 Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized under such plan by 500,000 shares.

         Votes in favor            Votes Against             Votes Abstained
         --------------            -------------             ---------------
           2,943,730                  261,849                       300

       Proposal 3 - Amendments to the 1996 Non-Employee Director Stock Option Plan to (i) increase the aggregate number of Common Shares authorized under the plan by 50,000 shares, (ii) provide for the automatic grant to new directors of options to purchase 5,000 shares upon becoming a member of the Board, and (iii) provide for an automatic grant to directors of options to purchase 1,250 shares upon each annual meeting of shareholders of the Company.

         Votes in favor            Votes Against             Votes Abstained
         --------------            -------------             ---------------
           3,051,063                  153,197                     1,619

       Proposal 4 - Ratification of Selection of Ernst & Young, LLP as Independent Auditors

         Votes in favor            Votes Against             Votes Abstained
         --------------            -------------             ---------------
           3,205,879                     0                          0


Item 6  -  Exhibits and Reports on Form 8-K
        (a) Exhibits
              27.1   Financial Data Schedule

        (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the period.


 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Hot Topic, Inc.
                                    (Registrant)


Date:    9/8/98                     /s/ ORVAL D. MADDEN
         ------                     -------------------

                                    Orval D. Madden
                                    President and Chief
                                    Executive Officer (principal
                                    executive officer)

Date:    9/8/98                     /s/ JAY A. JOHNSON
         ------                     ------------------

                                    Jay A. Johnson
                                    Chief Financial Officer
                                    (principal financial and
                                    accounting officer