Form 10-Q
period 1998-10-31
HOT TOPIC INC /CA/
filed 1998-12-09
CIK 1017712

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
(Mark One)
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  October 31, 1998
                                ----------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: November 30,
1998 - 4,839,927 shares, no par value.                          ------------
--------------------------------------

                                HOT TOPIC, INC.
                              INDEX TO FORM 10-Q
                                                                      Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Balance Sheets - October 31, 1998 and January 31, 1998             3

         Statements of Operations for the:
           13 and 39 weeks ended October 31, 1998 and November 1, 1997      4

         Statements of Cash Flows for the 39
           weeks ended October 31, 1998 and November 1, 1997                5

         Notes to Financial Statements                                      6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7


PART II.    OTHER INFORMATION                                               10

            SIGNATURE PAGE                                                  10

                                HOT TOPIC, INC.
                                BALANCE SHEETS
                                  (Unaudited)

                                              Oct 31,1998    Jan 31,1998(a)
ASSETS
Current Assets:
    Cash and cash equivalents                 $22,486,000    $26,579,000
    Inventory                                  11,065,000      7,636,000
    Prepaid expenses and other                  2,271,000        658,000
    Deferred tax asset                            339,000        339,000
                                              -----------    -----------
Total current assets                           36,161,000     35,212,000

Leaseholds, fixtures and equipment:
    Furniture, fixtures and equipment          16,348,000     12,452,000
    Leasehold improvements                     13,873,000     10,727,000
                                              -----------    -----------
                                               30,221,000     23,179,000
    Less accumulated depreciation               9,380,000      6,479,000
                                              -----------    -----------
Net leaseholds, fixtures and equipment         20,841,000     16,700,000
Deposits and other assets                          42,000         41,000
                                              -----------    -----------

Total Assets                                  $57,044,000    $51,953,000
                                              ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                          $ 3,543,000    $ 1,706,000
    Accrued payroll and related expenses        2,958,000      2,627,000
    Accrued sales and other taxes                 563,000        264,000
    Income taxes payable                        1,399,000      1,352,000
    Current portion capital
     lease obligations                             33,000         34,000
                                              -----------    -----------
Total current liabilities                       8,496,000      5,983,000

Deferred rent                                     676,000        509,000
Capital lease obligations, less
 current portion                                  105,000        126,000
Deferred tax liability                            599,000        599,000

Shareholders' equity
     Common shares, no par value; 50,000,000
     shares authorized; 4,832,064 and
     4,759,606 issued and outstanding at
     October 31, 1998 and January 31,1998,
     respectively                              37,970,000     37,701,000
Deferred compensation                             (52,000)       (78,000)
Retained earnings                               9,250,000      7,113,000
                                              -----------    -----------
 Total shareholders' equity                    47,168,000     44,736,000
                                              -----------    -----------
 Total liabilities and
  shareholders' equity                        $57,044,000    $51,953,000
                                              ===========    ===========

(a) - The balance sheet at Jan. 31, 1998 is from the audited financial statements at that date.
See accompanying notes.

                                HOT TOPIC, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   Third Quarter
                                                 (13 weeks ended)
                                         -------------------------------
                                          Oct. 31, 1998     Nov. 1, 1997

Net sales                                    $28,708,000     $18,753,000
Cost of goods sold, including
 buying, distribution and
 occupancy costs                              18,066,000      12,029,000
                                             -----------     -----------
Gross margin                                  10,642,000       6,724,000
Selling, general and
 administrative expenses                       8,055,000       5,124,000
                                             -----------     -----------
Operating income                               2,587,000       1,600,000
Interest income-net                              226,000         206,000
                                             -----------     -----------
Income before income taxes                     2,813,000       1,806,000
Provision for income taxes                     1,055,000         686,000
                                                             -----------
Net income                                   $ 1,758,000     $ 1,120,000
                                             ===========     ===========
Net income per share
    Basic                                    $      0.36     $      0.24
    Diluted                                  $      0.36     $      0.23
Weighted average shares outstanding
    Basic                                      4,831,000       4,723,000
    Diluted                                    4,944,000       4,928,000

See accompanying notes.

                                                    Nine Months
                                                 (39 weeks ended)
                                         -------------------------------
                                         Oct. 31, 1998      Nov. 1, 1997

Net sales                                    $66,809,000     $43,623,000
Cost of goods sold, including
 buying, distribution and
 occupancy costs                              43,669,000      28,519,000
                                             -----------     -----------
Gross margin                                  23,140,000      15,104,000
Selling, general and
 administrative expenses                      20,414,000      13,800,000
                                             -----------     -----------
Operating income                               2,726,000       1,304,000
Interest income-net                              693,000         654,000
                                             -----------     -----------



Income before
 income taxes                                  3,419,000       1,958,000
Provision for
 income taxes                                  1,282,000         744,000
                                             -----------     -----------
Net income                                   $ 2,137,000     $ 1,214,000
                                             ===========     ===========
Net income per share
    Basic                                    $      0.44     $      0.26
    Diluted                                  $      0.43     $      0.25
Weighted average shares
 outstanding
    Basic                                      4,807,000       4,671,000
    Diluted                                    4,969,000       4,935,000

See accompanying notes.


                                HOT TOPIC, INC.
                    STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                Year-to-date (39 weeks) ended
                                               -------------------------------
                                                Oct. 31,1998      Nov. 1,1997
                                               ---------------   -------------
Net income                                        $ 2,137,000     $ 1,214,000
    Adjustments to reconcile net
     income to net cash flows
     provided by (used in)
     operating activities:
    Depreciation and amortization                   2,901,000       2,008,000
    Deferred rent                                     167,000         130,000
    Deferred compensation                              26,000          27,000
    Loss on disposal of fixed assets                        -          33,000
Changes in operating assets
  and liabilities:
    Inventory                                      (3,429,000)     (2,638,000)
    Prepaid expenses and other                     (1,613,000)       (516,000)
    Deposits and other                                 (1,000)         (4,000)
    Accounts payable                                1,837,000       1,205,000
    Accrued payroll and related expenses              331,000          10,000
    Accrued sales and other taxes payable             299,000         120,000
    Income taxes payable                               47,000        (170,000)
                                                  -----------     -----------
Net cash flows provided by (used
 in) operating activities                           2,702,000       1,419,000

Investing Activities:
Purchases of property and equipment                (7,042,000)     (7,970,000)
Net cash flows used in                            -----------     -----------
   investing activities                            (7,042,000)     (7,970,000)



Financing Activities:
Payments on capital lease
 obligations                                          (22,000)        (10,000)
Proceeds from exercise of stock options               269,000         374,000
                                                  -----------     -----------
Net cash flows provided by
 financing activities                                 247,000         364,000
Decrease in cash                                    ---------      ----------
 and cash equivalents                              (4,093,000)     (6,187,000)

Cash and cash equivalents
 at the beginning of period                        26,579,000      27,151,000
                                                  -----------     -----------

Cash and cash equivalents
 at the end of period                             $22,486,000     $20,964,000
                                                  ===========     ===========
Supplemental Information:
      Cash paid during the period
       for interest                               $    15,000     $    11,000
      Cash paid during the period
       for income taxes                           $ 1,415,000     $   918,000
      Capital lease obligations
       entered into for equipment                           -     $    88,000
See accompanying notes.

                                HOT TOPIC, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  Organization and Basis of Presentation:
         ---------------------------------------

  Hot Topic, Inc. (the "Company") is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. As of October 31, 1998, the end of the third quarter of fiscal 1998, the Company operated 145 stores in
38 states throughout the United States.   As of December 1, 1998, the Company
operated 155 stores in 38.

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

  In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 and 39 weeks ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending January 30, 1999. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

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

RESULTS OF OPERATIONS

13 Weeks Ended October 31, 1998 (Third Quarter of Fiscal 1998) Compared to 13
-----------------------------------------------------------------------------
Weeks Ended November 1, 1997 (Third Quarter of Fiscal 1997)
-----------------------------------------------------------

  Net sales increased $9,955,000, or 53.1%, to $28,708,000 during the third quarter of fiscal 1998 from $18,753,000 during the third quarter of fiscal 1997. Net sales for the 59 stores not yet qualifying as comparable stores contributed approximately $8,475,000 of the increase in net sales. Comparable store sales increased 9.5% and contributed approximately $1,480,000 of the increase in net sales for the third quarter of fiscal 1998. Sales of apparel category merchandise, as a percentage of total net sales, increased to 51% in the third quarter of 1998 compared to 49% in the third quarter of 1997.

  Gross margin increased approximately $3,918,000 to $10,642,000 during the third quarter of fiscal 1998 from $6,724,000 during the third quarter of fiscal 1997. As a percentage of net sales, gross margin increased to 37.0% during the third quarter of fiscal 1998 from 35.9% in the third quarter of fiscal 1997. The increase in gross margin as a percentage of net sales primarily reflects the leveraging of occupancy expenses by the higher average net sales per store and to a lesser extent, higher merchandise margins. The higher merchandise margins resulted principally from lower merchandise mark downs as a percentage of net sales, off set in part by a higher mix of apparel sales. Apparel merchandise traditionally has a lower markup than accessory and gift categories.

  Selling, general and administrative expenses increased approximately $1,957,000 to $8,055,000 during the third quarter of fiscal 1998 from $5,124,000 during the third quarter of fiscal 1997 and increased as a percentage of net sales to 28.1% in the third quarter of fiscal 1998 from 27.3% in the third
quarter of fiscal 1997.   The largest portion of  the increase as a percentage
of net sales was principally the result of planned increases in field management and training in support of the Company's continued growth.

  Operating income increased to $2,587,000 during the third quarter of fiscal 1998 from $1,600,000 during the third quarter of fiscal 1997. As a percentage of net sales, operating income was 9.0% in the third quarter of fiscal 1998 compared to 8.5% in the third quarter of fiscal 1997.


39 Weeks Ended October 31, 1998 (First Nine Months of Fiscal 1998) Compared to
------------------------------------------------------------------------------
39 Weeks Ended November 1, 1997 (First Nine Months of Fiscal 1997)
------------------------------------------------------------------

  Net sales increased $23,186,000, or 53.1%, to $66,809,000 during the first nine months of fiscal 1998 from $43,623,000 during the first nine months of fiscal 1997. Net sales for the 86 stores not yet qualifying as comparable stores contributed approximately $21,546,000 of the increase in net sales. Comparable store sales increased 4.5% and contributed approximately $1,640,000 of the increase in net sales for the first nine months of fiscal 1998.

  Gross margin increased approximately $8,036,000 to $23,140,000 during the first nine months of fiscal 1998 from $15,104,000 during the first nine months of fiscal 1997. As a percentage of net sales, gross margin was 34.6% during the first nine months of both fiscal 1998 and fiscal 1997.

  Selling, general and administrative expenses increased approximately $3,683,000 to $20,414,000 during the first nine months of fiscal 1998 from $13,800,000 during the first nine months of fiscal 1997, but decreased as a percentage of net sales to 30.6% in the first nine months of fiscal 1998 from 31.6% in the first nine months of fiscal 1997. The decrease as a percentage of net sales was primarily attributable to a reduction of corporate overhead expense as a percentage of net sales due to the operating leverage achieved through the Company's larger store base, offset in part by planned increases in the third quarter of fiscal 1998 in field management and training in support of the Company's continued growth.

  Operating income increased to $2,726,000 during the first nine months of fiscal 1998 from $1,304,000 during the first nine months of fiscal 1997. As a percentage of net sales, operating income was 4.1% during the first nine months of fiscal 1998 compared to 3.0% during the first nine months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, as well as during the third quarter and first nine months of fiscal 1998, the Company's primary uses of cash have been to finance store openings and purchase merchandise inventories. Recently, the Company has satisfied its annual cash requirements principally from proceeds from cash flows from operations. In addition, in September 1996 the Company completed its initial public offering of 1,495,000 shares, and received net proceeds of approximately $24.3 million.

  Working capital at October 31, 1998 was $27,665,000 compared to $29,229,000 at January 31, 1998. The decrease is primarily due to the use of working capital to finance the new store openings.

  Cash flows provided by operating activities were $2,702,000 and $1,419,000 in the first nine months of fiscal 1998 and 1997, respectively. The increase in cash flows provided by operating activities in the first nine months of fiscal 1998 was primarily attributable to an increase in the Company's net income and depreciation and amortization expense, offset in part by a net change in operating assets and liabilities.

  Cash flows used in investing activities were $7,042,000 and $7,970,000 in the first nine months of fiscal 1998 and 1997, respectively. Cash flows used in investing activities relate primarily to store openings, equipment for the distribution center and computer hardware and software. The Company opened 37 and 36 stores in the first nine months of fiscal 1998 and 1997, respectively.

  Cash flows provided by financing activities, principally proceeds from the exercise of stock options, were $247,000 and $364,000 in the first nine months of fiscal 1998 and 1997, respectively.

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

The Company has obtained information from the vendors for its integrated store, merchandising, distribution and financial systems as to required modifications and timing of those modifications to ensure that the systems will be Year 2000 compliant. These efforts are under way and are scheduled to be completed in early 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company. The cost of the Company's Year 2000 problem initiatives is not expected to be material to the Company's results of operations or financial position.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable

PART II. - OTHER INFORMATION

Items 1 - 5 are not applicable.

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

                                    Hot Topic, Inc.
                                    (Registrant)


Date:    12/09/98                   /s/ Orval D. Madden
         --------                   -------------------

                                    Orval D. Madden
                                    President and Chief
                                    Executive Officer (principal
                                    executive officer)

Date:    12/09/98                   /s/ Jay A. Johnson
         --------                   ------------------

                                    Jay A. Johnson
                                    Chief Financial Officer
                                    (principal financial and
                                    accounting officer