Form 10-K
period 1999-01-30
HOT TOPIC INC /CA/
filed 1999-04-27
CIK 1017712

 ------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED JANUARY 30, 1999

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

     The number of shares outstanding of the Registrant's Common Stock was 4,595,431 as of April 19, 1999.

     The aggregate market value of Common Stock held by non-affiliates of the registrant as of April 19, 1999 was approximately $59,464,000, based on the closing price on that date of Common Stock on the Nasdaq National Stock Market.*

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Company's Definitive Proxy Statement for the annual meeting of stockholders to be held on June 1, 1999 to be filed with the Securities and Exchange Commission (the "Commission") no later than 120 days after January 30, 1999, are incorporated by Reference into Part III of this Form 10-K (Items 10 through 13).

     Certain Exhibits filed with the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5054-LA), as amended, are incorporated by reference into Part IV of this Form 10-K (Item 14).

____________
*Excludes 1,109,833 shares of Common Stock held by directors and officers and shareholders whose beneficial ownership exceeds 10% of the shares outstanding on April 19, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

     This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The Company's actual future results could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those found in this Annual Report on Form 10-K in Part I, Item 1 under the caption "Certain Risk Factors Related to the Company's Business," in Part II, Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and additional factors discussed elsewhere in this Annual Report.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     Hot Topic, Inc. ("Hot Topic" or the "Company") is a rapidly growing, mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. The Company believes teenagers throughout the United States have similar fashion preferences, largely as a result of the nationwide influence of MTV, music distribution, movies, television programs and fashion magazines. The Company opened its first store in 1989, and operated 158 stores as of January 30, 1999 in 38 states across the United States. During fiscal 1995, the Company significantly accelerated its store expansion program and opened 18 stores, including its first stores in the Northeast and Midwest. The Company opened 26, 40 and 50 additional stores during fiscal 1996, 1997 and 1998, respectively, and in fiscal 1996 relocated two existing stores. In fiscal 1998, the Company opened its first "street stores," which are stores on street fronts rather than in enclosed shopping malls. The Company plans to open approximately 45 new stores in fiscal 1999, eight of which were opened as of April 19, 1999. The Company also maintains a website, (www.hottopic.com) through which it markets its stores and store concept and sells certain of its merchandise. The Company's net sales via the Internet continue to increase significantly, although the total sales are still modest. The company is working to redesign the website which may effect its promotional activities and its Internet sales.

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

     Teenagers represent both a growing part of the United States population and an increasing source of purchasing power. According to the U.S. Department of Commerce Bureau of the Census, the teenage population in the United States reached approximately 31 million in 1998 and is expected to grow to approximately 35 million by 2008, representing a projected growth rate close to twice the rate of the overall population. By 2010, there likely will be more teenagers in the United States than at any other time in history. The Company also believes, based upon statistics released by an independent research firm, that teenage spending has also been increasing annually, growing to an estimated $111 billion in 1997.

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

     .      OFFER "EVERYTHING ABOUT THE MUSIC."

     The Company's stores are designed to serve as a headquarters for music-licensed and music-influenced apparel, accessories and gift items. The Company's slogan, "Everything About The Music," reflects the Company's broad assortment of products, which currently consists of over 12,000 SKUs in 25 different product categories. The Company believes its selection of music-licensed merchandise is the most extensive assortment available in one mall store. The Company complements its licensed merchandise with a unique and eclectic assortment of music-influenced apparel and accessories, and frequently introduces new items and categories in response to changes in trends and demand. The Company believes it has a history of being the first to offer the latest music fashions, which, together with its assortment of merchandise, has made it a destination store for teenagers seeking music-related products.

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

     .    ACTIVELY MANAGE MERCHANDISE MIX.

     Hot Topic does not dictate fashion trends, but rather seeks to identify music artists and releases that will have strong appeal and related products that will generate strong demand. The Company has developed a disciplined approach to buying and a proactive inventory management program around this strategy. The Company often tests new merchandise in a small number of stores before chain-wide distribution, and orders a majority of its merchandise not more than 60 days before delivery, enabling it to respond quickly to emerging trends. In cases where it does not have return privileges with its vendors, Hot Topic is aggressive in taking prompt markdowns to maintain a fresh merchandise mix. By actively managing the mix of categories and products in its stores, the Company believes it is able to capitalize on emerging trends and minimize its dependence on any particular category. The Company believes that this approach to managing its merchandise mix has contributed to its strong merchandise margins and to consistent markdown rates which the Company believes are lower than industry averages.

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

STORE LOCATIONS

     As of January 30, 1999, the Company operated 158 stores in both metropolitan and middle markets in 38 states across the United States. The following chart sets forth, as of April 19, 1999, the number of stores that Hot Topic operated in each state and the cities in which stores are located.

ARIZONA-2            IDAHO-1            MICHIGAN-4             NEW MEXICO-2          SO. CAROLINA-1
Phoenix              Boise*             Troy                   Albuquerque(2)        Greenville
Tucson                                  Flint
                     ILLINOIS-5         Auburn                 NEW YORK-11           TENNESSEE-1
CALIFORNIA-33        West Dundee        Traverse City*         Buffalo               Antioch
Bakersfield          Bloomingdale                              Rochester
Los Angeles(13)      Aurora             MINNESOTA-5            Staten Island         TEXAS-6
Fresno               Joliet             Bloomington            Albany                Lewisville
Palm Desert          Orland Park        St. Cloud              Victor                Austin
San Diego(5)                            Duluth                 Lake Grove            San Antonio
San Francisco(5)     INDIANA-4          St. Paul               West Nyack            Mesquite
Victor Valley        Fort Wayne         Mankato                Johnson City          Woodlands
Capitola             Evansville                                Syracuse              Corpus Christi*
Citrus Heights       Lafayette          MISSOURI-2             New Hartford
Modesto              Terre Haute        St. Peters             Bay Shore             UTAH-2
Sacramento                              St. Louis                                    Salt Lake City
San Jose             IOWA-1             St. Louis*             NO. CAROLINA-1        Sandy
Berkeley             Coralville         NEBRASKA-2             Pineville
                                        Lincoln                                      VIRGINIA-1
COLORADO-6           KANSAS-2           Omaha                  OHIO-5                Springfield
Westminster          Olathe                                    Parma
Colorado Spr-(2)     Wichita            NEVADA-4               Dayton                WASHINGTON-8
Littleton-(2)                           Las Vegas(3)           No. Olmsted           Bellingham
Denver               KENTUCKY-1         Reno                   Mentor                Kennewick
                     Louisville                                Cincinnati            Seattle(2)
CONNECTICUT-5                           NEW HAMPSHIRE-3                              Silverdale
                                        Elyria*                                      Spokane(2)
Waterford            LOUISIANA-2        Manchester             OKLAHOMA-2            Tacoma
Manchester           Metairie           Nashua                 Oklahoma City
Danbury              Monroe             Salem                  Oklahoma City*        WEST VIRGINIA-1
Waterbury            Baton Rouge*                                                    Charleston
Milford              MAINE-1            NEW JERSEY-8           OREGON-2
                     Bangor             Mays Landing           Portland(2)           WISCONSIN-4
DELAWARE-1                              Parmus                                       Madison
Wilmington                              Rockaway               PENNSYLVANIA-8        Appleton
                     MARYLAND-3         Toms River             Philadelphia(3)       Brookfield
FLORIDA-2            Towson             Wayne                  West Mifflin          Eau Claire
Altamonte Springs    White Marsh        Deptford               Wilkes-Barre
Coral Springs        Columbia           Woodbridge             Media
                                        Eatontown              York
GEORGIA-3            MASS.-6                                   Altoona
Duluth               Boston(2)
Kennesaw             Holyoke
Macon                Marlborough
                     Saugus
                     Trunton

1. References above to Los Angeles, San Diego, San Francisco, Boston, Las Vegas, Philadelphia and Seattle in each case include the metropolitan area of that city. An asterisk next to a city indicates that a store has been opened in such city during fiscal 1999.


EXPANSION STRATEGY

     The following table provides a history of the Company's store expansion over the last five fiscal years:


                                                FISCAL YEAR
                             --------------------------------------------------
                                1994      1995      1996     1997        1998
                             --------------------------------------------------
                                     (number of stores)
Stores at beginning of year      18        24          42       68         108
New Stores opened                 6        18          26       40          50
                             ---------------------------------------------------
Stores at end of year            24        42          68      108         158
                             ---------------------------------------------------


     All but two of the Company's stores are currently in shopping malls.
During fiscal 1998, the Company opened two "street location" stores, one each in Denver, Colorado and in Berkley, California. The Company's expansion strategy is to open stores in shopping malls in both new and existing markets throughout the United States. The Company may open additional "street stores" in markets that the Company believes can sustain a Hot Topic store outside the mall environment, although the Company may elect not to aggressively expand its "street store" concept. The Company believes it has developed a store concept that is successful in both metropolitan and middle markets. Further, as a result of the nationwide influence of MTV, music distribution, movies, television programs and fashion magazines, the Company believes that its 12 to 22 year old target customers have similar fashion preferences throughout the United States.

     The Company opened 50 new stores in fiscal 1998 and plans to open approximately 45 new stores during fiscal 1999. The Company selects and evaluates potential store locations based on a variety of criteria including the sales and square footage of the mall, sales of anchor stores, sales of teenage-oriented stores, foot traffic, number of teenagers in trade area, median family income and other factors relevant to the Company's unique merchandising strategy. The Company looks at similar criteria for "street store" locations. Model statements of operations are developed for each potential location and are measured against target financial criteria. Hot Topic has a real estate committee, including its Chief Executive Officer and three outside directors, which reviews and approves all new store locations. The Company generally seeks potential store sites between 1,200 and 2,000 square feet and its stores currently average approximately 1,450 square feet.

STORE-LEVEL ECONOMICS

     During fiscal 1998, the Company's 108 stores that were in operation for all of the fiscal year generated average net sales of approximately $747,000 and average net sales per square foot of approximately $538. These stores also generated average store-level operating cash flow (defined as store operating income before depreciation and excluding changes in working capital) of approximately

$203,000, or 27% of average net sales. Capital expenditures, including leasehold improvements, furniture and fixtures and net of landlord construction allowances for the 50 stores opened in fiscal 1998 averaged approximately $170,000, initial gross inventory requirements (which were partially financed by trade credit) averaged $65,000, and pre-opening costs (which were expensed in the periods the stores opened) averaged $19,000. Inventory requirements vary at new stores depending on the season and on current merchandise trends. In fiscal 1998, all of the Company's stores generated positive store-level operating income, but there can be no assurance this trend will continue. There also can be no assurance that in the future the average store-level sales and operating cash flow will not vary from historical results or that the total estimated capital expenditures for new stores will not increase.

MERCHANDISING

     The Company's stores are designed to serve as a headquarters for music-licensed and music-influenced apparel, accessories and gift items. Music-licensed merchandise includes T-shirts, caps, posters, stickers, patches, postcards, books, CDs, videos and other items. Music-influenced merchandise includes woven and knit tops, skirts, pants, shorts, jackets, shoes, costume jewelry, body jewelry, sunglasses, cosmetics and gift items. The Company estimates that approximately half of the Company's products are music-licensed products, and half are music-influenced products. A key strategy of the Company is to offer over 12,000 SKUs in 25 different product categories or "departments." Within each category, the Company seeks to offer a broader assortment of merchandise than is available at any other mall location. For example, on average, over 100 different licensed band T-shirts are carried in each store from alternative artists such as Korn, Blink 182, Limp Bizkit, Deftones, Rage Against the Machine, Orgy, and others; and rock artists such as the Pink Floyd, Rob Zombie, Pantera, Metallica, Jimi Hendrix, The Doors, the Beatles, Led Zeppelin, and others. New items and categories are tested regularly as customer demand and product trends evolve.

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

     The following table sets forth the Company's four major merchandise groups as an approximate percentage of net sales for fiscal years 1998, 1997 and 1996:

                                         PERCENTAGE OF NET SALES
                                      ---------------------------
                                      1998       1997      1996
                                      ---------------------------
Apparel and T-Shirts                   48%       47%       43%
Gifts                                  19        20        21
Accessories                            26        25        26
Hosiery, Shoes, and Outerwear           7         8        10
                                      ---------------------------
                                      100%      100%      100%

     The Company has four lines of private label merchandise to complement and supplement its current product offerings. The Company believes that Hot Topic brands play an important part in differentiating its stores from those of its competitors and provide the Company with higher margin opportunities as compared to other merchandise. Management estimates that Hot Topic brands accounted for approximately 20% of the Company's sales in both fiscal 1998 and 1997. The Company's proprietary brands include Morbid Makeup (cosmetics), Morbid Metals (body jewelry), Morbid Scents (incense and oils) and Morbid Threads (men's and women's apparel and hosiery).

PURCHASING

     The Company's purchasing staff consists of a General Merchandise Manager, two Divisional Merchandise Managers, seven buyers, and seven assistant buyers. The purchasing staff reflects the Company's culture in that its decisions and actions are influenced by a passion for music. In determining which merchandise to buy, the purchasing staff spends considerable time viewing music videos, reviewing industry album sales, monitoring alternative radio station air play, consulting with sales associates, reviewing customer requests, attending trade shows and reading music and fashion industry periodicals. In addition, the staff regularly visits nightclubs, and attends concerts and other events that attract young people. The Company also conducts periodic customer focus groups and intercept surveys, and consults with and solicits input from its store employees, in order to draw from many different experiences and perspectives.

     Approximately half of the Company's products are licensed products.
Artists typically license their likeness to a "master licensor", the largest of these being divisions of major record companies such as Warner Electra Atlantic Distribution, Universal Music and Video Distribution and Sony Music Distribution. The master licensor often retains the rights to market T-shirts and then may choose to sublicense to manufacturers other categories of merchandise such as posters, stickers, patches and books. Some artists also retain their licensing rights and negotiate directly with licensees. Hot Topic buys its licensed merchandise from master licensors, licensees and directly from artists. The Company currently purchases licensed T-shirts from over 30 companies and other licensed products from over 50 companies. Because of the Company's knowledge of teenage consumers' music preferences and music-influenced fashion, licensors often seek the Company's advice prior to licensing new artists or product designs. As a result, the Company sometimes receives accommodations such as pre-ticketing of orders, early shipments of merchandise, exclusive merchandise and vendors' acceptance of returns.

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

     In order to reduce fashion risk and maintain the ability to respond quickly to emerging trends, Hot Topic buys a majority of its merchandise not more than 60 days in advance of delivery, and will often begin with small purchases for testing prior to chain-wide distribution. The Company regularly monitors store sales by merchandise classification, SKU, color and size to determine types and amounts of products to purchase, to detect products and trends that are emerging or declining, and to manage the product mix in its stores to respond to the spending patterns of its customers. The Company also works with its vendors to ensure that sources for new and private label products are maintained and expanded.

     During fiscal 1998, the Company had approximately 800 vendors, certain of which have limited financial resources and production capabilities. No single vendor accounted for more than 5% of the Company's merchandise purchases. The Company believes that its relationships with its vendors are good.

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

     The Company's Director of Planning and Allocation and nine inventory analysts work closely with the merchandise buyers and store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities. Hot Topic's headquarters and distribution facility, consisting of approximately 45,000 square feet, is located in Pomona, California. All merchandise is delivered by vendors to this facility, where it is inspected, price marked, entered into the Company's allocation software system, picked and boxed for shipment to the Company's stores. Merchandise is shipped to stores each weekday, providing Hot Topic stores with a steady flow of reordered and new merchandise. Minimal back stock is maintained in the Company's distribution facility and at its stores, so that at all times almost all of the Company's merchandise is available for sale on the floors of its stores. To accommodate its planned expansion in fiscal 1999 and beyond, the Company has leased a larger building to expand the capacity of its headquarters office and merchandise distribution facility. Construction of the offices and installation of the distribution equipment commenced in February 1999. The Company presently plans to move from its existing facility into the new facility early in the Summer of 1999. The presently estimated cost of construction, equipment, fixtures and furniture is approximately $4.0 to $4.5 million. The new facility has a projected capacity of approximately 500 stores.

STORE OPERATIONS

     Hot Topic's store operations are currently managed by four regional managers and 30 district or area managers who each supervise approximately eight stores. Individual stores are managed by a store manager and two or three assistant managers. A typical store has approximately two full time and six to ten part time sales associates, depending on the season. The hiring and training of new employees are the responsibility of the store manager and district manager, and the Company has established training and operations procedures to assist them. Additionally, Hot Topic uses a customized, automated telephone screening system licensed from a third party to help evaluate potential new employees, which helps streamline the Company's interview and hiring processes at the store level.

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

     Store and district managers are compensated with a base salary and may qualify to receive a quarterly bonus based on sales and inventory shrinkage. Additionally, district and area managers may also qualify to receive periodic stock option grants, and certain employees are eligible to participate in the Company's Employee Stock Purchase Plan. The Company believes that its continued success is dependent in part on its ability to attract, retain and motivate qualified employees. In particular, the success of the Company's expansion program will be dependent on its ability to promote and/or recruit qualified district and store managers. To date, the majority of its store managers have been promoted from within the Company.

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

MARKETING AND PROMOTION

     The Company generally locates its stores in high traffic malls located within areas of high teenage population and relies on existing customers, sales associates, store design and exciting music to attract new customers to its stores. Special artist events are run in conjunction with record companies and licensed merchandise companies to promote new bands, music and movie releases. Hot Topic has found these methods to be more effective than traditional media advertising. The Company also maintains a website, (www.hottopic.com) through which it markets its stores and store concept and sells certain of its merchandise. The Company's net sales via the Internet continue to increase significantly, although the total sales are still modest. The company is working to redesign the website which may effect its promotional activities and its Internet sales.

MANAGEMENT INFORMATION SYSTEMS

     Hot Topic's information systems provide integration of store, merchandising, distribution and financial systems. These systems include SKU and classification inventory tracking, purchase order management, open to buy, merchandise distribution, automated ticket making, general ledger, sales audit, accounts payable, fixed asset management, payroll and integrated financials. These systems operate on a Unix platform with a central IBM minicomputer and a PC NT server network. Sales are updated daily in the merchandising reporting systems by polling sales information from each store's point-of-sale ("POS") terminals. The Company's POS system consists of registers providing price look-up, time and attendance, e-mail and credit card and check authorization.
Through automated nightly two-way electronic communication with each store, sales information, payroll hours and e-mail messages are uploaded to the host system, and receiving, price changes and system maintenance are downloaded through the POS devices. The Company evaluates information obtained through daily polling to implement merchandising decisions regarding reorders, markdowns and allocation of merchandise.

     The Company is presently evaluating future long-term management information system needs and the corresponding hardware and software upgrades at its stores and its office and distribution center that may be necessary. The scope and timing of such upgrades as well as the specific hardware and software have not yet been fully identified and evaluated. However, the Company presently estimates that the expenditures for management information system upgrades in fiscal 1999 and fiscal 2000 will be approximately $3 million for both years combined, which is substantially greater than such historical annual expenditures.

YEAR 2000

The year 2000 issue exists because many computer applications currently use two-digit date fields to designate a year. As the century date occurs, time-sensitive software may recognize a date using "00" as the year 1900 rather than that have the year 2000. This could result in the computer shutting down or performing incorrect computations, leading to disruptions in normal business processing.

The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. During 1998, the Company completed its assessment of all critical systems and developed a plan to bring these systems into compliance. The Company has obtained information from the vendors for its integrated store, merchandising, distribution and financial systems as to required modifications and timing of those modifications to ensure that the systems will be Year 2000 compliant. These efforts began in mid-1998 and are scheduled to be completed in the second and third quarters of fiscal 1999. Early in 1999, the hardware for these systems was tested and as required, replacement hardware and operating systems were installed. The Company's plans call for the testing of the vendor's revised software in first and second quarters of fiscal 1999, and full implementation during the second and third quarters of fiscal 1999. The cost of the Company's Year 2000 problem initiatives is expected to be less than $100,000.

The Company does not have systems that interface directly with significant third party vendors and has queried its significant suppliers of merchandise and services that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their year 2000 resolution process in a timely fashion could have a material impact on the Company. The effect of non-compliance by external agents is not determinable.

The Company has not yet completed its contingency plan with respect to a worst case scenario in the event of non-compliance by external agents. The Company does not presently believe that an interruption in the supply of merchandise would have a significant adverse impact on its operations since it purchases merchandise from over 800 vendors, none of which historically supplies more than approximately 5% of the Company's annual purchases. However, the Company may increase inventory levels of certain merchandise late in calendar 1999 to offset the risk that certain vendors may be adversely affected by Year 2000 issues.
The Company presently uses United Parcel Service ("UPS") to ship merchandise to
its stores.   The Company has contacted UPS regarding Year 2000 compliance and received written confirmation from UPS that UPS believes it will be fully compliant by December 31, 1999.

While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company.

TRADEMARKS

     The Company has registered on the Principal Register of the United States Patent and Trademark Office its mark "Hot Topic" and the "Morbid Threads" mark for clothing. Applications have been made for "Morbid Makeup," "Morbid Scents," "Morbid Metals," "Morbid Adornments," and "Rock Wall." Each federal registration is renewable indefinitely if the mark is in use at the time of the renewal. Applications have been made to register "Everything About the Music" in the United States. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its marks in the United States. The Company also has additional registrations and pending applications in foreign jurisdictions.

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

EMPLOYEES

     The Company employed approximately 525 full-time and 1,128 part-time employees at April 10, 1999. Of the Company's 1,653 employees, 124 were corporate and distribution center personnel and 1,529 were store employees. The number of part-time employees fluctuates with seasonal needs. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS

     The executive officers of the Company and their ages at April 19, 1999 are as follows:

         NAME              AGE                POSITION

Orval D. Madden...........  50  President, Chief Executive Officer and Director

Jay A. Johnson............  53  Chief Financial Officer and Assistant Secretary

Elizabeth M. McLaughlin...  38  Senior Vice President, General Merchandise
                                 Manager

Marc R. Bertone...........  42  Vice President, Real Estate and Construction

M. Reid Killen ...........  41  Vice President, Information Technology

Roger Shively ............  51  Vice President, Human Resources

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

     Elizabeth M. McLaughlin has been the Company's Senior Vice President, General Merchandise Manager, since June 1998. From June 1996 through May 1998, Ms. McLaughlin was the Company's Vice president, General Merchandise Manager and from May 1993 through May 1996, Ms. McLaughlin was the Company's Vice President, Operations. From 1985 to May 1993, she held various positions with Millers Outpost including, Divisional Merchandise Manager. From 1978 to 1985, she held various positions with The Broadway.

     Marc R. Bertone has been Vice President, Real Estate and Construction, of the Company since August 1994. Mr. Bertone has 15 years of leasing and legal experience, and from November 1988 to August 1994, served as Vice President and General Counsel for The Wet Seal, Inc., a specialty retailer. Mr. Bertone was admitted to the California Bar in June 1982.

     M. Reid Killen has been Vice President, Information Technology of the Company since July 1998. From June 1994 to July 1998, Mr. Killen was Director of Applications Development at The Gymboree Corporation. From September 1990 to May 1994, Mr. Killen was a Senior Business Analyst at The Gap, Inc.

     Roger Shively has been Vice President, Human Resources of the Company since
July 1998.   Mr. Shively served as the Vice President, Human Resources at Panda
Management Company from March 1997 to July 1998 and at CKE Restaurants, Inc. from August 1991 to August 1994.


            CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

     In addition to risks identified else where in this Annual Report, the Company is subject to other risks, including the following risk factors:

     Implementation and Management of Aggressive Growth Strategy

     The Company's net sales and net income have grown significantly during the past several years, primarily as a result of the opening of stores and, to a lesser extent, the introduction of new products and categories. Fifty of the Company's 158 stores opened as of January 30, 1999 had been open for less than one full year. The Company intends to continue to pursue an aggressive growth strategy for the foreseeable future, and its future operating results will depend largely upon its ability to open and operate stores successfully and to manage a larger business profitably. The Company anticipates opening approximately 45 stores during fiscal 1999, which will result in a significant increase in the number of stores operated by the Company. Through fiscal 1994, all of the Company's stores were located in the Western United States. In fiscal 1995, the Company expanded into new markets by opening stores in the Northeastern and Midwestern regions of the United States. The Company plans to continue to enter new markets in various regions of the United States, and approximately one-half of its stores opened in fiscal years 1996, 1997 and 1998 were in new markets. Operation of a greater number of new stores and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by the Company in its existing stores and markets. In addition, there can be no assurance that the Company's expansion within its existing markets will not adversely affect the individual financial performance of the Company's existing stores or its overall results of operations or that new stores will achieve sales and profitability levels consistent with existing stores. The Company will need to continually evaluate the adequacy of its store management and management information and distribution systems to manage its planned expansion. There can be no assurance that the Company will anticipate all of the changing demands that its expanding operations will impose on such systems, and the failure to adapt its systems and procedures to such changing demands could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will successfully achieve its expansion targets or, if achieved, that planned expansion will result in profitable operations.

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

     Fluctuations in Comparable Store Sales Results

     A variety of factors affect the Company's comparable store sales including, among others, the timing of releases of new music-related products, music and fashion trends, the general retail sales environment, the Company's ability to efficiently source and distribute products, changes in the Company's merchandise mix and the Company's ability to execute its business strategy efficiently. The Company's comparable store sales results have fluctuated significantly in the past and the Company believes that such fluctuations may continue. The Company's comparable store sales results for fiscal 1994, 1995, 1996, 1997 and 1998 were 20.3%, (0.9%), 8.9%, 2.2% and 0.4%, respectively. The Company's comparable store sales results were 5.7%, 0.7%, 0.6% and 2.7% for the first, second, third and fourth quarters, respectively, of fiscal 1997 and (0.6%), 2.0%, 9.5% and (5.9%) for the first, second, third and fourth quarters, respectively, of fiscal 1998. Past comparable store sales results are no indication of future results, and there can be no assurance that the Company's comparable store sales results will not decrease in the future. The Company's comparable store sales results could cause the price of the Common Stock to fluctuate substantially.

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

     Dependence on Key Vendors

     The Company's performance depends on its ability to purchase current music-related merchandise in sufficient quantities at competitive prices. The Company has many sources of merchandise, with the largest vendor supplying approximately 5% of the Company's merchandise purchases in fiscal 1998. Substantially all of the Company's music-licensed products are available only from vendors that have exclusive license rights. In addition, many of the Company's music-influenced products are acquired from small, specialized vendors that create unique products primarily for the Company. The Company's smaller vendors generally have limited resources, production capacities and operating histories, and some of the Company's vendors have limited the distribution of their merchandise in the past. The Company has no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that the

Company will be able to acquire desired merchandise in sufficient quantities on terms acceptable to the Company in the future; or that any inability to acquire suitable merchandise, or the loss of one or more key vendors, will not have a material adverse effect on the Company's business, results of operations and financial condition.

     Dependence on Key Personnel

     The Company's performance depends largely on the efforts and abilities of senior management, particularly Orval Madden, the Company's President, Chief Executive Officer and founder. The loss of Mr. Madden's services or the services of other members of the management team could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has a $500,000 key-man life insurance policy on Mr. Madden. There can be no assurance that Mr. Madden and the Company's existing management team will be able to manage the Company or its growth or that the Company will be able to attract and retain additional qualified personnel as needed in the future.

     Uncertainties Regarding Distribution of Merchandise

     To accommodate its planned expansion in fiscal 1999 and beyond, the Company has leased a larger building to expand the capacity of its headquarters office and merchandise distribution facility. Construction of the offices and installation of the distribution equipment commenced in February 1999. The Company presently plans to move from its existing facility into the new facility early in the summer of 1999. The presently estimated cost of construction, equipment, fixtures and furniture is approximately $4.0 to $4.5 million. The new facility has a projected capacity of approximately 500 stores. The Company anticipates that in fiscal 1999 the new headquarters office and distribution facility will negatively impact the results of operations, as the Company will be unable to leverage the higher occupancy costs for the larger facility. Although the Company believes that it has carefully has planned the move, there can be no assurance that the move to the new facility will not cause disruptions that could materially adversely affect the Company's business, results of operations and financial condition.

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

     Competition

     The retail apparel and accessory industry is highly competitive. The Company competes with other retailers for vendors and for teenage and college age customers, suitable retail locations and qualified employees and management personnel. Hot Topic currently competes with street alternative stores located primarily in metropolitan areas and with other mall-based teenage-focused retailers such as The Buckle, Millers Outpost, Inc., Pacific Sunwear of California, Inc., Spencer Gifts, Inc., Urban Outfitters, Inc., The Wet Seal, Inc., Gadzooks, Inc., and, to a lesser extent, with music stores. Competition from mail order catalogs of apparel and accessories targeting the teen customer has increased in recent years. Many of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company. Direct competition with these and other retailers may increase significantly in the future, which could require the Company, among other things, to lower its prices and/or take other measures. Increased competition could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Influence of Existing Shareholders

     As of March 1, 1999, the Company's executive officers, directors and their affiliates beneficially owned approximately 26% of the Company's outstanding shares of Common Stock. As a result, these shareholders, if acting together, would be able to influence matters requiring approval by the shareholders of the Company, including the election of a majority of the directors. The voting power of these shareholders under certain circumstances could have the effect of delaying or preventing a change in control of the Company. The Company has entered into agreements with its executive officers and directors indemnifying them against losses they may incur in legal proceedings arising from their service to the Company.

ITEM 2.    PROPERTIES

     All of the Company's existing store locations are leased by the Company, with lease terms expiring between 2001 and 2009. The leases for most of the existing stores are for terms of ten years and provide for contingent rent based upon a percent of sales in excess of specified minimums. Leases for future stores will likely include similar contingent rent provisions.

     The Company's present headquarters office and distribution center are located in Pomona, California, and are occupied under the terms of a lease covering approximately 45,000 square feet. The lease is scheduled to expire in September 1999.

     To accommodate its planned expansion in fiscal 1999 and beyond, the Company has leased a 125,000 square foot building to expand the capacity of its headquarters office and merchandise distribution facility. The lease is for a five year term with two options to extend the lease, each for a three year period. Construction of the offices and installation of the distribution equipment commenced in February 1999. The Company presently plans to move from its existing facility into the new facility early in the summer of 1999. The presently estimated cost of construction, equipment, fixtures and furniture is approximately $4.0 to $4.5 million. The new facility has a projected capacity
of approximately 500 stores.   The annual base rent for the initial five year
term is approximately $525,000.

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

      1998                    HIGH          LOW
                           ---------      --------
First Quarter              $29 3/4        $22 5/8
Second Quarter             $28 7/8        $20
Third Quarter              $23            $12
Fourth Quarter              25 1/8        $11 5/16

      1997                    HIGH          LOW
                           ---------      ---------
First Quarter              $29 3/4        $17 1/2
Second Quarter             $30 3/4        $15 1/2
Third Quarter              $22 1/2        $15 1/8
Fourth Quarter             $26 1/8        $16 3/16


     On April 1, 1999, the last sales price of the Common Stock as reported on the Nasdaq National Market was $18.75 per share. As of April 1, 1999, there were approximately 250 holders of record of the Company's Common Stock. This number does not reflect the number of beneficial holders of the Company's Common Stock, which the Company believes to be in excess of 800 holders.

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

HOT TOPIC, INC. AND
SUBSIDIARIES
SELECTED FINANCIAL DATA:

                                                                     FISCAL YEAR
                                     ----------------------------------------------------------------------------
                                         1998           1997            1996             1995           1994
                                     ------------  --------------  ---------------  --------------  -------------
                                     (In thousands, except per share data, number of stores, comparable store sales and sales per square foot)
STATEMENT OF OPERATIONS DATA:
Net sales                               $103,371         $70,532          $43,618        $23,632         $14,002
Cost of goods sold, including
buying, distribution and
occupancy costs                           65,855          44,417           27,049         15,067           9,059
                                        --------         -------          -------        -------         -------
Gross margin                              37,516          26,115           16,569          8,565           4,943
Selling, general and
administrative expenses                   29,077          19,862           12,846          7,981           4,527
                                        --------         -------          -------        -------         -------
Operating income                           8,439           6,253            3,723            584             416
Interest income, net                         931             901              382            143              79
                                        --------         -------          -------        -------         -------
Income before income taxes                 9,370           7,154            4,105            727             495
Income taxes                               3,367           2,611            1,535            291             203
                                        --------         -------          -------        -------         -------
Net income                              $  6,003         $ 4,543          $ 2,570        $   436         $   292
Net income per share:
    Basic                                  $1.25           $0.97            $0.71          $0.14           $0.11
    Diluted                                $1.21           $0.92            $0.66          $0.14           $0.11
Weighted average shares outstanding
   Basic                                   4,817           4,690            3,628          3,082           2,744
   Diluted                                 4,956           4,940            3,899          3,135           2,759

SELECTED OPERATING DATA:
Number of stores at year end                 158             108               68             42              24
Comparable stores sales
increase (decrease)                          0.4%            2.2%             8.9%          (0.9%)          20.3%
Average sales per square foot           $    542         $   565          $   578        $   572         $   571
Average sales per store (000s)          $    772         $   769          $   748        $   705         $   692
BALANCE SHEET DATA:
Working capital                         $ 28,432         $29,230          $29,247        $ 5,857         $ 4,087
Total assets                              58,764          51,953           44,033         14,959           9,119
Long-term obligations,
including current potion                     120             161               48             34              24
Redeemable preferred stock                     -               -                -         11,245           6,583
Shareholders' equity                    $ 48,749         $44,736          $39,069        $   785         $ 1,004

                                   HOT TOPIC



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Hot Topic is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. The Company opened its first store in 1989, and operated 158 stores in 38 states across the United States as of January 30, 1999. The Company opened 18 stores during fiscal 1995, including its first 12 stores in the Midwest and Northeast; 26 stores during fiscal 1996, most of which are in new markets in the Midwest and Northeast adjacent to markets entered in fiscal 1995; 40 stores during fiscal 1997, both in existing markets and in 12 additional states; and 50 stores during fiscal 1998, both in existing markets and in 6 additional states.

     The Company operates on a 52 or 53 week fiscal year which ends on the Saturday nearest to January 31. Fiscal 1996, 1997 and 1998 were 52-week years.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales and certain store data:

                                                                             FISCAL YEAR
                                                                -------------------------------------------
                                                                   1998             1997            1996
                                                                -----------      ----------     -----------
Net sales                                                          100.0%           100.0%           100.0%
Cost of goods sold, including buying, distribution &
occupancy costs                                                     63.7%            63.0%            62.0%
                                                               ------------     -----------     -----------
Gross margin                                                        36.3%            37.0%            38.0%
Selling, general and
  administrative expenses                                           28.1%            28.2%            29.5%
                                                               ------------     -----------     -----------
Operating income                                                     8.2%             8.8%             8.5%
Interest income, net                                                 0.9%             1.3%             0.9%
                                                               ------------     -----------     -----------
Income before income tax                                             9.1%            10.1%             9.4%
Provision for income taxes                                           3.3%             3.7%             3.5%
                                                               ------------     -----------     -----------
Net income                                                           5.8%             6.4%             5.9%
                                                               ============     ===========     ===========
Number of stores at year end                                       158              108               68
                                                               ============     ===========     ===========
Comparable store sales increase                                      0.4%             2.2%             8.9%
                                                               ============     ===========     ===========

FISCAL 1998 COMPARED TO FISCAL 1997

     Net sales increased approximately $32.9 million, or 46.6%, to $103.4 million in fiscal 1998 from $70.5 million in fiscal 1997. Net sales for the 50 stores opened during fiscal 1998 and for those stores not yet qualifying as comparable stores contributed $32.7 million of the net sales increase. Comparable store sales increased 0.4% in fiscal 1998 and contributed $200,000 of
the increase in net sales.    Apparel and T-shirts increased to 48% of net sales
in fiscal 1998 from 47% of net sales in fiscal 1997.

                                   HOT TOPIC


     Gross margin increased approximately $11.4 million to $37.5 million in fiscal 1998 from $26.1 million in fiscal 1997. As a percentage of net sales, gross margin decreased to 36.3% in fiscal 1998 from 37.0% in fiscal 1997, principally due to higher occupancy and distribution expenses, as a percentage of sales.

     Selling, general and administrative expenses increased approximately $9.2 million to $29.1 million during fiscal 1998 from $19.9 million during fiscal 1997, but decreased slightly as a percentage of net sales to 28.1% in fiscal 1998 from 28.2% in fiscal 1997. The decrease as a percentage of net sales was primarily due to a reduction of corporate overhead expense as a percentage of net sales due to the operating leverage achieved through the Company's larger store base offset in part by an increase in store payroll expense and store operating expenses.

     Operating income increased approximately $2.2 million to $8.4 million during fiscal 1998 from $6.2 million during fiscal 1997. As a percentage of net sales, operating income decreased to 8.2% in fiscal 1998 from 8.8% in fiscal 1997, principally from the lower gross margin.

     Interest income, net, increased slightly to $931,000 during fiscal 1998 from $901,000 during fiscal 1997.

     The Company's effective tax rate was 35.9% in fiscal 1998 and 36.5% in fiscal 1997. The variance from an expected rate of approximately 40% in both fiscal 1998 and 1997 is a result of a significant portion of each fiscal year's interest income being non-taxable.

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

                                  HOT TOPIC



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

                                   HOT TOPIC



                                      FISCAL YEAR 1997                         FISCAL YEAR 1998
                           --------------------------------------  ----------------------------------------
                            FIRST     SECOND    THIRD     FOURTH     FIRST     SECOND    THIRD     FOURTH
                           --------  --------  --------  --------  ---------  --------  --------  ---------
                                    (In thousands, except selected operating and per share data)
STATEMENT OF
OPERATIONS DATA:
 Net sales                 $11,188   $13,683   $18,753   $26,908   $17,314    $20,787   $28,708   $36,561
 Gross margin                3,762     4,619     6,724    11,010     5,722      6,776    10,642    14,376
 Operating income
   (loss)                     (413)      117     1,600     4,949      (179)       318     2,587     5,713
 Net income (loss)            (110)      204     1,120     3,329        45        334     1,758     3,866
 Net income (loss) per
  share:
    Basic                   ($0.02)  $  0.04   $  0.24   $  0.70   $  0.01    $  0.07   $  0.36   $  0.80
    Diluted                 ($0.02)  $  0.04   $  0.23   $  0.67   $  0.01    $  0.07   $  0.36   $  0.79

 Weighted average
   shares outstanding:
     Basic                   4,607     4,683     4,723     4,749     4,778      4,811     4,831     4,848
    Diluted                  4,928     4,948     4,928     4,956     4,979      4,984     4,944     4,916

SELECTED OPERATING
 DATA:
   Comparable store
     sales increase            5.7%      0.7%      0.6%      2.7%     (0.6%)      2.0%      9.5%     (5.9%)
   Stores open at end of
     period                     81        94       104       108       123        133       145       158

LIQUIDITY AND CAPITAL RESOURCES

     During the last three fiscal years, the Company's primary uses of cash have been to finance store openings and purchase merchandise inventories. The Company has satisfied its cash requirements principally from cash flows from operations. In fiscal 1996, the Company received additional capital from proceeds from its initial public offering of Common stock in September 1996.

     The Company completed its initial public offering of 1,495,000 shares in September 1996, and received net proceeds of approximately $24.3 million. The proceeds were used for general corporate purposes and to increase working capital.

     Cash flows provided by operating activities were $9.3 million, $7.2
million, and $4.1 million in fiscal 1998, 1997 and 1996, respectively.   The
increases in cash flows from operating activities in each of the fiscal years was primarily attributable to increases in the company's net income.

     Cash flows used in investing activities were $9.3 million, $8.9 million and $5.9 million in fiscal 1998, 1997 and 1996, respectively. Cash flows used in investing activities relate primarily to store openings and, in 1997, approximately $750,000 was used to expanded the capacity and increased the efficiency of the Company's distribution facility. The Company opened 50, 40 and 26 stores in fiscal 1998, 1997 and 1996, respectively.

     Cash flows provided by financing activities were ($2.1) million, $1.1
million and $24.4 million in fiscal 1998, 1997 and 1996, respectively.   In
January 1999, the company used $3.0 million to repurchase 220,000 shares of its Common Stock. In March 1999, the Company's Board of Directors approved an additional repurchase of up to an aggregate of 250,000 shares of its Common Stock. In June 1996, the Company received net proceeds of $72,000 from the exercise of warrants and in September 1996, the Company received $24.3 million from its initial public offering.

     The Company anticipates that it will spend approximately $8.5 to $9.5 million to open approximately 45 stores in fiscal 1999. During fiscal 1998, the Company's average capital expenditures to open a store, including leasehold improvements and furniture and fixtures, totaled approximately

$170,000. The average initial gross inventory for the new 1998 stores was approximately $65,000 (which was partially financed by trade credit) and pre-opening costs averaged approximately $19,000 for these stores. The Company expects the average total costs associated with opening a store will be approximately the same in fiscal 1999. Pre-opening costs are expensed in the period in which the store opens. The actual costs that the Company will incur in connection with opening future stores cannot be predicted with precision because such costs will vary based upon, among other things, geographic location, the size of the stores and the extent of the build-out required at the selected sites. Initial inventory requirements vary at new stores depending on the season and current merchandise trends.

     To accommodate its planned expansion in fiscal 1999 and beyond, the Company has leased a larger building to expand the capacity of its headquarters office and merchandise distribution facility. Construction of the offices and installation of the distribution equipment commenced in February 1999. The Company presently plans to move from its existing facility into the new facility early in the summer of 1999. Presently, the estimated cost of construction, equipment, fixtures and furniture is approximately $4.0 to $4.5 million. The new facility has a projected capacity of approximately 500 stores.

     The Company is presently evaluating future long-term management information system needs and the corresponding hardware and software upgrades at its stores and its office and distribution center that may be necessary. The scope and timing of such upgrades as well as the specific hardware and software have not yet been fully identified and evaluated. However, the Company presently estimates that the expenditures for management information system upgrades in fiscal 1999 and fiscal 2000 will be approximately $3 million for both years combined, which is substantially greater than such historical annual expenditures.

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

YEAR 2000 COMPLIANCE

     The year 2000 issue exists because many computer applications currently use
two-digit date fields to designate a year.    As the century date occurs, time-
sensitive software may recognize a date using "00" as the year 1900 rather than that have the year 2000. This could result in the computer shutting down or performing incorrect computations, leading to disruptions in normal business processing.

     The Company's plan to resolve the Year 2000 issue involves the following
four phases: assessment, remediation, testing and implementation.    During
1998, the Company completed its assessment of all critical systems and developed
a plan to bring these systems into compliance.     The Company has obtained
information from the vendors for its integrated store, merchandising, distribution and financial systems as to required modifications and timing of those modifications to ensure that the systems will be Year 2000 compliant. These efforts began in mid-1998 and are scheduled to be completed in the second and third quarters of fiscal 1999. Early in 1999, the hardware for these systems was tested and as required, replacement hardware and operating systems were installed. The Company's plans call for the testing of the vendor's revised software in first and second quarters of fiscal 1999, and full implementation during the second and third quarters of fiscal 1999. The cost of the Company's Year 2000 problem initiatives is expected to be less than $100,000.

     The Company does not have systems that interface directly with significant third party vendors and has queried its significant suppliers of merchandise and services that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their year 2000 resolution process in a timely fashion could have a material impact on the Company. The effect of non-compliance by external agents is not determinable.

     The Company has not yet completed its contingency plan with respect to a worst case scenario in the event of non-compliance by external agents. The Company does not presently believe that an interruption in the supply of merchandise would have a significant adverse impact on its operations since it purchases merchandise from over 600 vendors, none of which historically supplies more than approximately 5% of the Company's annual purchases. However, the Company may increase inventory levels of certain merchandise late in calendar 1999 to offset the risk that certain vendors may be adversely affected by Year 2000 issues. The Company presently uses United Parcel Service ("UPS") to ship
merchandise to its stores.   The Company has contacted UPS regarding Year 2000
compliance and received written confirmation from UPS that UPS believes it will be fully compliant by December 31, 1999.

     While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risks disclosure pursuant to Item 7A are not material and are therefore not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The Financial Statements of the Company listed in Item 14(a) are included herein on pages F-1 through F-14 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See the section entitled "Executive Officers" in Part I, Item 1 hereof for information regarding executive officers.

     The information required by this item with respect to directors is incorporated by reference from the information under the caption "Election of Directors," contained in the Company's Definitive Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders to be held on June 1, 1999 (the "Proxy Statement").

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

     (a)(1) Index to Consolidated Financial Statements

            The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

                                                                                        PAGE
Report of Ernst & Young LLP, Independent Auditors.....................................  F-1
                                                                                        ---
Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998...............  F-2
                                                                                        ---
Consolidated Statements of Operations for the years ended January 30, 1999, January
 31, 1998 and February 1, 1997........................................................  F-3
                                                                                        ---
Consolidated Statements of Shareholders' Equity for the years ended January 30, 1999,
 January 31, 1998 and February 1, 1997................................................  F-4
                                                                                        ---

Consolidated Statements of Cash Flows for the years ended January 30, 1999, January
 31, 1998 and February 1, 1997........................................................  F-5
                                                                                        ---

Notes to Consolidated Financial Statements............................................  F-6
                                                                                        ---

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

     (b)  Reports on Form 8-K

          Not applicable.

     (c)  Exhibits

          The exhibits required by this Item are listed under Item 14(a)(3)

     (d)  Financial Statement Schedules

          The financial statement schedules required by this Item are listed under Item 14(a)(2).

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pomona, County of Los Angeles, State of California, on the 22nd day of April, 1999.

                            HOT TOPIC, INC.



                            By:  /s/ Orval D. Madden
                               ---------------------
                                Orval D. Madden
                                President, Chief Executive Officer and Director

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

                NAME                                         POSITION                               DATE
--------------------------------------------------  --------------------------------------  --------------------
     /s/ ROBERT M. JAFFE                              Chairman of the Board                      April 22, 1999
----------------------------------------------------
          Robert M. Jaffe

     /s/ ORVAL D. MADDEN                              President, Chief Executive Officer         April 22, 1999
----------------------------------------------------
          Orval D. Madden                             and Director
                                                      (Principal Executive Officer)

     /s/ JAY A. JOHNSON                               Chief Financial Officer and Assistant      April 22, 1999
----------------------------------------------------
          Jay A. Johnson                              Secretary
                                                      (Principal Financial and Accounting
                                                      Officer)

     /s/ EDGAR F. BERNER                              Director                                   April 22, 1999
----------------------------------------------------
          Edgar F. Berner

     /s/ STANLEY E. FOSTER                            Director                                   April 22, 1999
----------------------------------------------------
         Stanley E. Foster

     /s/ CECE SMITH                                   Director                                   April 22, 1999
----------------------------------------------------
         Cece Smith

     /s/ CORRADO FEDERICO                             Director                                   April 22, 1999
----------------------------------------------------
         Corrado Federico

     /s/ ANDREW SCHUON                                Director                                   April 22, 1999
----------------------------------------------------
         Andrew Schuon

     /s/ BRUCE A. QUINNELL                             Director                                   April 22, 1999
----------------------------------------------------
         Bruce A. Quinnell

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

           10.18  Industrial Real Estate Lease (Multi-Tenant Facility), dated December 10, 1998, entered into between Registrant's wholly owned subsidiary, Hot Topic
                  Administration, Inc. and Majestic Realty Co. and Patrician Associates, Inc.

           10.19  Guaranty of Lease, dated December 10, 1998, entered into between the Registrant and
                  Majestic Realty Co. and Patrician Associates, Inc.

            23.1  Consent of Ernst & Young LLP, Independent Auditors.

            24.1  Power of Attorney.  Reference is made to page  30.

            27.1  Financial Data Schedule.

____________
(1) Filed as an exhibit to Registrant's Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.

                        Report of Independent Auditors

The Board of Directors and Shareholders
Hot Topic, Inc.

We have audited the accompanying consolidated balance sheets of Hot Topic, Inc. as of January 30, 1999 and January 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hot Topic, Inc. and subsidiaries at January 30, 1999 and January 31, 1998, and the results of its consolidated operations and its consolidated cash flows for each of the three years in the period ended January 30, 1999 in conformity with generally accepted accounting principles.

                                         /s/ Ernst & Young LLP
                                         ---------------------

                                         Los Angeles, California
                                         March 12, 1999

                       Hot Topic, Inc. and Subsidiaries

                          Consolidated Balance Sheets


                                                                  JANUARY 30,     JANUARY 31,
                                                                      1999           1998
                                                               ---------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                     $24,573,874         $26,579,027
 Inventory                                                      10,446,626           7,636,596
 Prepaid expenses and other                                      1,440,286             657,749
 Deferred tax asset (Note 6)                                       321,825             338,679
                                                              -----------------------------------
Total current assets                                            36,782,611          35,212,051

Leaseholds, fixtures and equipment, net (Note 2)                21,895,132          16,700,270
Deposits and other                                                  86,922              40,525
                                                              -----------------------------------
Total assets                                                   $58,764,665         $51,952,846
                                                              ===================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                              $ 2,186,462         $ 1,705,659
 Accrued payroll and related expenses                            4,035,805           2,626,655
 Accrued sales and other taxes payable                             382,742             263,859
 Federal and state income taxes payable                          1,715,559           1,351,956
 Current portion of obligations under capital leases                29,629              34,407
                                                              -----------------------------------
Total current liabilities                                        8,350,197           5,982,536

Deferred rent (Note 3)                                             743,711             508,822
Capital lease obligations, less current portion (Note 3)            89,908             126,759
Deferred tax liability (Note 6)                                    831,703             599,158

Shareholders' equity (Note 4):
 Common shares, no par value; 50,000,000 shares authorized;
  4,654,431 and 4,759,606 shares issued and outstanding
 at January 30, 1999 and January 31, 1998, respectively         35,675,752          37,700,992

 Deferred compensation                                             (42,619)            (78,511)
 Retained earnings                                              13,116,013           7,113,090
                                                              -----------------------------------
Total shareholders' equity                                      48,749,146          44,735,571
                                                              -----------------------------------
Total liabilities and shareholders' equity                     $58,764,665         $51,952,846
                                                              ===================================

See accompanying notes.

                       Hot Topic, Inc. and Subsidiaries

                       Consolidated Statements of Income


                                                      YEARS ENDED
                                      JANUARY 30,     JANUARY 31,     FEBRUARY 1,
                                         1999             1998            1997
                                  --------------------------------------------------
Net sales                             $103,370,683     $70,531,592     $43,617,823
Cost of goods sold, including
 buying, distribution and
 occupancy costs                        65,854,559      44,416,873      27,048,928
                                   ------------------------------------------------
Gross margin                            37,516,124      26,114,719      16,568,895

Selling, general and
 administrative expenses                29,077,124      19,861,808      12,845,602
                                  ------------------------------------------------
Operating income                         8,439,000       6,252,911       3,723,293

Interest income                           (951,119)       (917,348)       (469,241)
Interest expense                            20,296          16,787          87,516
                                  ------------------------------------------------
Income before income taxes               9,369,823       7,153,472       4,105,018

Provision for income taxes (Note
 6)                                      3,366,900       2,610,800       1,534,600
                                  ------------------------------------------------
Net income                            $  6,002,923     $ 4,542,672     $ 2,570,418
                                  ================================================

Net income per share:
 Basic                                       $1.25           $0.97           $0.71
                                  ================================================
 Diluted                                     $1.21           $0.92           $0.66
                                  ================================================

Shares used in computing net
 income
per share:
  Basic                                  4,817,024       4,690,490       3,627,975
  Diluted                                4,955,797       4,939,947       3,898,646

See accompanying notes.

                       Hot Topic, Inc. and Subsidiaries

                Consolidated Statements of Shareholders' Equity


                                                                                                                   Total
                                                 Common Shares             Deferred            Retained         Shareholders'
                                      --------------------------------
                                            Shares          Amount        Compensation          Earnings            Equity
                                      ----------------------------------------------------------------------------------------
Balance at February 3, 1996                   764,000      $   785,462                -      $         -     $   785,462
 Issuance of common stock                   1,495,397       24,268,160                -                -      24,268,160
 Accretion of preferred shares
  redemption value                                  -         (528,363)               -                -        (528,363)

 Conversion of preferred stock              2,305,892       11,845,488                -                -      11,845,488
 Exercise of stock options                     33,964           86,476                -                -          86,476
 Deferred compensation related to
  grant of stock options                            -          143,560         (143,560)               -               -

 Amortization of deferred compensation              -                -           29,157                -          29,157

 Tax benefit from exercise of
  options                                           -           12,365                -                -          12,365
 Net income                                         -                -                -        2,570,418       2,570,418
                                      ----------------------------------------------------------------------------------
Balance at February 1, 1997                 4,599,253       36,613,148         (114,403)       2,570,418      39,069,163
 Exercise of stock options                    158,322          446,528                -                -         446,528
 Employee stock purchase plan                   2,031           37,692                -                -          37,692
 Amortization of deferred compensation              -                -           35,892                -          35,892
 Tax benefit from exercise of
  options                                           -          603,624                -                -         603,624
 Net income                                         -                -                -        4,542,672       4,542,672
                                      ----------------------------------------------------------------------------------
 Balance at January 31, 1998                4,759,606       37,700,992          (78,511)       7,113,090      44,735,571
 Exercise of stock options                    111,077          388,728                -                -         388,728
 Employee stock purchase plan                   3,748           49,500                -                -          49,500
 Repurchase common stock                     (220,000)      (2,968,565)                                       (2,968,565)
 Amortization of deferred
 compensation                                       -                -           35,892                -          35,892
 Tax benefit from exercise of
 options                                            -          505,097                -                -         505,097
 Net income                                         -                -                -        6,002,923       6,002,923
                                       ---------------------------------------------------------------------------------
Balance at January 30, 1999                 4,654,431      $35,675,752        $ (42,619)     $13,116,013     $48,749,146
                                      ==================================================================================

See accompanying notes.

                       Hot Topic, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows


                                                                         YEARS ENDED
                                                       JANUARY 30,       JANUARY 31,     FEBRUARY 1,
                                                           1999              1998          1997
                                                   -----------------------------------------------------
OPERATING ACTIVITIES
Net income                                               $ 6,002,923       $ 4,542,672       $ 2,570,418

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                            4,069,200         2,872,483         1,723,577
  Deferred rent                                              234,889           189,816            73,226
  Deferred compensation                                       35,892            35,892            29,157
  Deferred taxes                                             124,198           104,238           209,253
  Loss on disposal of fixed assets                                 -            46,071            79,261
  Changes in operating assets and liabilities:
   Inventory                                              (2,810,030)       (2,699,378)       (1,775,349)
   Prepaid expenses and other current assets                (782,537)          335,485          (376,962)
   Deposits and other assets                                 (46,397)           (4,982)              322
   Accounts payable                                          480,803           478,556           158,495
   Accrued payroll and related expenses                    1,409,150           792,152           854,492
   Accrued sales and other taxes payable                     118,883            54,077            54,148
   Income taxes payable                                      488,804           492,687           474,353
                                                   -----------------------------------------------------
Net cash provided by operating activities                  9,325,778         7,239,769         4,074,391

INVESTING ACTIVITIES
Purchases of property and equipment                       (9,274,002)       (8,869,800)       (5,889,793)
                                                   -----------------------------------------------------
Net cash used in investing activities                     (9,274,002)       (8,869,800)       (5,889,793)

FINANCING ACTIVITIES
Payments on capital lease obligations                        (31,689)          (30,031)          (41,610)
Proceeds from sale of common shares                                -                 -        24,268,160
Repurchase common shares                                  (2,968,565)                -                 -
Proceeds from employee stock purchases and
 exercise of stock options, including related
 tax benefit                                                 943,325         1,087,844           170,840
                                                   -----------------------------------------------------
Net cash (used in) provided by financing activities       (2,056,929)        1,057,813        24,397,390
                                                   -----------------------------------------------------

(Decrease) increase in cash and cash equivalents          (2,005,153)         (572,218)       22,581,988
Cash and cash equivalents at beginning of year            26,579,027        27,151,245         4,569,257
                                                   -----------------------------------------------------
Cash and cash equivalents at end of year                 $24,573,874       $26,579,027       $27,151,245
                                                   =====================================================

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest                   $    20,296       $    16,787       $    87,516
                                                   =====================================================
Cash paid during the year for income taxes               $ 2,245,212       $ 1,415,012       $   832,447
                                                   =====================================================
Capital lease obligations entered into for equipment     $         -       $   142,990       $    55,581
                                                   =====================================================

See accompanying notes.

                       Hot Topic, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

                               January 30, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Hot Topic, Inc. (the Company) was incorporated in California in September 1988. The Company sells music licensed and music influenced apparel, accessories and gift items for young men and women through its retail stores. The Company operates mall based retail stores throughout the western, mid-western, southeastern and northeastern regions of the United States. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

On September 23, 1996, the Company completed an initial public offering (the Offering) of 1,495,000 shares of common stock at a price of $18.00 per share. The net proceeds to the Company, net of underwriting discounts and commissions and offering expenses, were $24.3 million.

FISCAL YEAR

The Company's fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 were 52 week years.

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

                       Hot Topic, Inc. and Subsidiaries

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

LONG-LIVED ASSETS

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. At January 30, 1999, the Company believes there has been no impairment of the value of such assets.

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principle Board Opinion No. 25, "Accounting for stock issued to Employees".

                       Hot Topic, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements


2. LEASEHOLDS, FIXTURES AND EQUIPMENT

Leaseholds, fixtures and equipment are summarized as follows:

                                               JANUARY 30,     JANUARY 31,
                                                   1999            1998
                                            -------------------------------
Furniture, fixtures and equipment              $ 17,709,670     $12,452,091
Leasehold improvements                           14,725,529      10,726,666
                                            -------------------------------
                                                 32,435,199      23,178,757
Less accumulated depreciation and
 amortization                                   (10,540,067)     (6,478,487)
                                            -------------------------------
                                               $ 21,895,132     $16,700,270
                                            ===============================

3. COMMITMENTS

LEASES

The Company has entered into lease agreements for retail and office space under primarily noncancelable leases with terms ranging from three to approximately ten years. In December 1998, a wholly-owned subsidiary of the Company entered into a lease for a building for a new office and distribution facility. The lease provides for a five year term and two three year lease extensions. The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or 6% to 8% of annual sales volume. Certain of the leases provide for increasing minimum annual rental amounts. Rent expense is recorded evenly over the term of the lease. Accordingly, deferred rent, as reflected in the accompanying balance sheets, represents the difference between rent expense accrued and amounts paid under the terms of the lease agreement. Total rent expense for the years ended January 30, 1999, January 31, 1998 and February 1, 1997 was $7,505,514, $5,138,226 and $3,272,996 respectively, including contingent rentals of $293,759, $272,900 and $260,214, respectively.

                       Hot Topic, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements


3. COMMITMENTS (CONTINUED)

LEASES (CONTINUED)

The Company leases certain equipment under capital lease obligations. Cost and accumulated depreciation of equipment under capital leases were $168,930 and $49,137, respectively, at January 30, 1999; $186,489 and $41,243, respectively, at January 31, 1998 and $55,581 and $6,338, respectively, at February 1, 1997.

Annual future minimum lease payments under operating and capital leases as of January 30, 1999 are as follows:

                                                            OPERATING        CAPITAL
Fiscal year                                                   LEASES          LEASES
-----------                                           --------------------------------------
1999                                                         $ 8,665,722        $ 43,019
2000                                                           8,768,706          72,890
2001                                                           8,706,490          21,840
2002                                                           8,603,086
2003                                                           8,356,836               -
Thereafter                                                    28,642,225               -
                                                        --------------------------------
Total minimum lease payments                                 $71,743,065         137,749
                                                        ================
Less amounts representing interest                                                18,212
                                                                        ----------------
Present value of future minimum capital lease payments                           119,537
Less amounts due in one year                                                      29,629
                                                                        ----------------
Long-term portion of obligations under capital leases                           $ 89,908
                                                                        ================

                       Hot Topic, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

4. SHAREHOLDERS' EQUITY

STOCK OPTIONS

Under the Company's long-term incentive plans (the Plans) the Company may grant stock options to employees, directors or consultants of the Company as deemed appropriate by the Board of Directors. The exercise price of options granted under the Plan shall be determined by the Board of Directors at the date of grant and shall not be lower than (i) 100% of the fair market value of the Company's common stock on the date of grant for incentive stock options, (ii) 85% of the fair market value of the Company's common stock on the date of grant for non-statutory stock options, and (iii) 110% of the fair market value of the Company's common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock of the Company. Unless the Board of Directors declares otherwise, options vest over four years and generally expire ten years from the date of grant. An aggregate of 1,330,000 shares of common stock may be issued pursuant to the plans. As of January 30, 1999, 362,203 shares were available for future grants.

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

                       Hot Topic, Inc. and Subsidiaries

4. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: weighted-average risk-free interest rates of 6%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 0.79 for 1998, 0.53 for 1997 and 0.35 for 1996; and a weighted average expected life of the option of 5 years. The weighted average fair value of options granted during the year is $14.67, $12.87 and $3.32 per share for fiscal 1998, 1997 and 1996, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                  1998           1997           1996
                                            ---------------------------------------------
   Pro forma net income                          $4,495,809     $3,888,986     $2,517,055
   Pro forma earnings per share                  $     0.92     $     0.82     $     0.66

A summary of the Company's stock option activity and related information follows:

                                        JANUARY 30, 1999             JANUARY 31, 1998              FEBRUARY 1, 1997
                                  --------------------------   ---------------------------   --------------------------
                                                  WEIGHTED                      WEIGHTED                     WEIGHTED
                                                   AVERAGE                       AVERAGE                      AVERAGE
                                                  EXERCISE                      EXERCISE                     EXERCISE
                                      OPTIONS       PRICE          OPTIONS        PRICE          OPTIONS       PRICE
                                  --------------------------   ---------------------------   --------------------------
Outstanding at beginning of year       562,310        $16.43         399,122        $ 4.21        328,420         $2.72
 Granted                               286,588        $21.62         336,352        $24.37        112,666         $8.01
 Exercised                            (111,077)       $ 3.50        (158,322)       $ 2.83        (33,964)        $2.55
 Canceled                              (38,670)       $19.21         (14,842)       $13.03         (8,000)        $3.59
                                  --------------------------   ---------------------------   --------------------------
Outstanding at end of year             699,151        $20.45         562,310        $16.43        399,122         $4.21
                                  ==========================   ===========================   ==========================

Exercisable at end of year             196,285        $17.09         121,150        $ 4.07        195,278         $3.28

Exercise prices for options outstanding as of January 30, 1999 ranged from $2.50 to $27.88. Of the 699,151 options outstanding at January 30, 1999, 106,589 have exercise prices ranging from $2.34 to $8.00, 334,506 have exercise prices ranging from $15.38 to $22.75 and 258,056 have exercise prices ranging from $24.25 to $27.88. The weighted average remaining contractual life of those options is 8 years.

                       Hot Topic, Inc. and Subsidiaries

5. NET INCOME PER SHARE

The Company computes net income per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic net income per share is computed based on the weighted average number of common shares outstanding for the period. Diluted net income per share is computed based on the weighted average number of common and potentially dilutive common stock equivalents outstanding for the period.

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share for the year ended, is as follows:

                                       JANUARY 30,     JANUARY 31,  FEBRUARY 1,
                                           1999           1998        1997
                                     ------------------------------------------
Basic EPS Computation:
 Numerator                               $6,002,923    $4,542,672    $2,570,418
 Denominator:
  Weighted average common shares
   outstanding                            4,817,024     4,690,490     3,627,975
                                     ------------------------------------------
  Total shares                            4,817,024     4,690,490     3,627,975
                                     ------------------------------------------
Basic EPS                                $     1.25    $     0.97    $     0.71
                                     ==========================================

Diluted EPS Computation:
 Numerator                               $6,002,923    $4,542,672    $2,570,418
 Denominator:
  Weighted average common shares
   outstanding                            4,817,024     4,690,490     3,627,975
  Incremental shares from assumed
   conversion of options                    138,773       249,457       270,671
                                     ------------------------------------------
  Total shares                            4,955,797     4,939,947     3,898,646
                                     ------------------------------------------
Diluted EPS                              $     1.21    $     0.92    $     0.66
                                     ==========================================

                       Hot Topic, Inc. and Subsidiaries

6. INCOME TAXES

Following is the composition of the provision for income taxes for the years ended:

                                            JANUARY 30,       JANUARY 31,      FEBRUARY 1,
                                               1999              1998              1997
                                       ------------------------------------------------------
   Current:
    Federal                                    $2,770,434        $2,042,664        $1,021,150
    State                                         472,268           463,898           304,197
                                       ------------------------------------------------------
                                                3,242,702         2,506,562         1,325,347

   Deferred:
    Federal                                       127,057            89,336           204,132
    State                                          (2,859)           14,902             5,121
                                       ------------------------------------------------------
                                                  124,198           104,238           209,253
                                       ------------------------------------------------------
   Total income tax expense                    $3,366,900        $2,610,800        $1,534,600
                                       ======================================================

Significant components of the Company's deferred tax assets and liabilities:

                                                 JANUARY 30,    JANUARY 31,
                                                    1999           1998
                                              -----------------------------
  Current deferred tax assets:
   Accrued vacation and other                    $   230,496      $ 100,557
   Inventory                                         291,499        212,663
   State taxes                                        78,833         39,959
   Other liabilities                                (264,503)
                                              -----------------------------
  Total deferred tax assets                          336,325        353,179
  Valuation allowance for deferred tax assets        (14,500)       (14,500)
                                              -----------------------------
  Net current deferred tax assets                    321,825        338,679

  Noncurrent deferred tax liabilities:
   Depreciation                                   (1,033,235)      (716,965)
   Deferred rent                                     201,532        117,807
                                              -----------------------------
  Total noncurrent deferred tax liabilities         (831,703)      (599,158)
                                              -----------------------------
  Net deferred tax (liability) asset             $  (509,878)     $(260,479)
                                              =============================

                       Hot Topic, Inc. and Subsidiaries

6. INCOME TAXES (CONTINUED)

Reconciliation of provision for taxes to statutory tax rate for the years ended:

                                  JANUARY 30,    JANUARY 31,    FEBRUARY 1,
                                     1999           1998            1997
                               ---------------------------------------------
   Statutory federal rate                34.0%          34.0%           34.0%

   Permanent differences                 (2.9)          (3.9)           (2.4)
   State and local taxes, net of
    federal benefit                       3.3            4.4             5.0
   Change in valuation allowance
    and other items                       1.5            2.0             0.8
                               ---------------------------------------------
   Effective income tax rate             35.9%          36.5%           37.4%
                               =============================================

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