Form 10-Q
period 1999-05-01
HOT TOPIC INC /CA/
filed 1999-06-14
CIK 1017712

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
(Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   X   SECURITIES EXCHANGE ACT OF 1934
  ---

For the quarterly period ended  May 1, 1999
                                -----  ----

                                      OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from       to

                                COMMISSION FILE NUMBER: 0-28784

                                        HOT TOPIC, INC.
                                        --- ------ ----
                    (Exact name of Registrant as specified in Its Charter)

CALIFORNIA                                             77-0198182
----------                                             ----------
(State of Incorporation)                 (IRS Employer Identification No.)

3410 POMONA BLVD., POMONA, CA                                        91768
---- ------------- ------- --                                        -----
(address of principle executive offices)                         (Zip Code)

(Telephone number of registrant)  (909) 869-6373
                                  ----- --------


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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: June 2, 1999 -
                                                                ---- -- ---- -
4,613,519 shares, no par value.
--------- ------- -- --- ------

                                HOT TOPIC, INC.
                              INDEX TO FORM 10-Q

                                                                           Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Consolidated Balance Sheets - May 1, 1999 and January 30, 1999        3

         Consolidated Statements of Income for the
           13 weeks ended May 1, 1999 and May 2, 1998                          4

         Consolidated Statements of Cash Flows  for the 13
           weeks ended May 1, 1999 and May 2, 1998                             5

         Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7-9


PART II.    OTHER INFORMATION                                                 10

            SIGNATURE PAGE                                                    10

                       HOT TOPIC, INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                             May 1,1999  Jan 30, 1999(a)
ASSETS
Current Assets:
    Cash and cash equivalents               $18,250,000   $24,574,000
    Inventory                                12,974,000    10,447,000
    Prepaid expenses and other                2,305,000     1,440,000
    Deferred tax asset                          322,000       322,000
                                            -----------   -----------
Total current assets                         33,851,000    36,783,000

Leaseholds, fixtures and equipment:
    Furniture, fixtures and equipment        20,661,000    17,710,000
    Leasehold improvements                   16,091,000    14,725,000
                                            -----------   -----------
                                             36,752,000    32,435,000
    Less accumulated depreciation            11,751,000    10,540,000
                                            -----------   -----------
Net leaseholds, fixtures and equipment       25,001,000    21,895,000
Deposits and other assets                        88,000        87,000
                                            -----------   -----------

Total Assets                                $58,940,000   $58,765,000
                                            ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                        $ 4,455,000   $ 2,186,000
    Accrued payroll and related expenses      3,673,000     4,036,000
    Accrued sales and other taxes               589,000       383,000
    Income taxes payable                         61,000     1,715,000
    Current portion of capital
     lease obligations                           85,000        30,000
                                            -----------   -----------
 Total current liabilities                    8,863,000     8,350,000

Deferred rent                                   888,000       744,000
Capital lease obligations, less
 current portion                                 27,000        90,000
Deferred tax liability                          832,000       832,000

Shareholders' equity
Common shares, no par value; 50,000,000
   shares authorized; 4,585,931 and
   4,759,606 issued and outstanding at
   May 1, 1999 and January 30,1999,
    respectively                             34,612,000    35,676,000
Deferred compensation                           (33,000)      (43,000)
Retained earnings                            13,751,000    13,116,000
                                            -----------   -----------
 Total shareholders' equity                  48,330,000    48,749,000
                                            -----------   -----------
 Total liabilities and
  shareholders' equity                      $58,940,000   $58,765,000
                                            ===========   ===========

(a) - The balance sheet at Jan. 30, 1999 is derived from the audited financial statements at that date.
See accompanying notes.

                       HOT TOPIC, INC. and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                        First Quarter
                                       (13 weeks ended)
                                     -------------------------
                                     May 1, 1999   May 2, 1998
Net sales                            $28,286,000   $17,314,000
Cost of goods sold, including
 buying, distribution and
 occupancy costs                      18,540,000    11,592,000
                                     -----------   -----------
Gross margin                           9,746,000     5,722,000
Selling, general and
 administrative expenses               8,965,000     5,901,000
                                     -----------   -----------
Operating income (loss)                  781,000      (179,000)
Interest income-net                      219,000       251,000
                                     -----------   -----------
Income before
 income taxes                          1,000,000        72,000
Provision for
 income taxes                            365,000        27,000
                                     -----------   -----------
Net income                           $   635,000   $    45,000
                                     ===========   ===========
Net income per share
    Basic                            $      0.14   $      0.01
    Diluted                          $      0.13   $      0.01
Weighted average shares
 outstanding
    Basic                              4,621,000     4,778,000
    Diluted                            4,716,000     4,979,000

See accompanying notes.

                       HOT TOPIC, INC. and SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

                                            Year-to-date (13 weeks) ended
                                            -----------------------------
                                                May 1, 1999  May 2, 1998
Net income                                  $      635,000   $     45,000
   Adjustments to reconcile net
    income to net cash flows provided by
    (used in) operating activities:
   Depreciation and amortization                 1,211,000        879,000
   Deferred rent                                   144,000         53,000
   Deferred compensation                             9,000          9,000
   Loss on disposal of fixed assets                  3,000
Changes in operating assets
   and liabilities:
Inventory                                       (2,527,000)        27,000
Prepaid expenses and other                        (865,000)    (1,046,000)
Accounts payable                                 2,268,000        374,000
Accrued payroll and related expenses              (363,000)      (540,000)
Accrued sales and other taxes payable              205,000         87,000
Income taxes payable                            (1,654,000)    (1,345,000)
                                            --------------   ------------
Net cash flows (used in) operating
 activities                                       (934,000)    (1,457,000)

Investing Activities:
Purchases of property and equipment             (4,319,000)    (2,969,000)
Net cash flows used in                      --------------   ------------
  investing activities                          (4,319,000)    (2,969,000)

Financing Activities:
Payments on capital lease
 obligations                                        (7,000)       (10,000)
Repurchase common shares                        (1,065,000)
Proceeds from exercise of stock options              1,000         90,000
                                            --------------   ------------
Net cash flows (used in) provided by
 financing activities                           (1,071,000)        80,000
Decrease in cash                            --------------   ------------
 and cash equivalents                           (6,324,000)    (4,346,000)

Cash and cash equivalents
 at the beginning of period                     24,574,000     26,579,000
                                            --------------  -------------

Cash and cash equivalents
 at the end of period                       $   18,250,000  $  22,233,000
                                            ==============  =============
Supplemental Information:
     Cash paid during the period
      for interest                          $        4,000  $       6,000
     Cash paid during the period
      for income taxes                      $    2,018,000  $   1,371,000
     Capital lease obligations
      entered into for equipment                         -              -

See accompanying notes.

                       HOT TOPIC, INC. and SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1. Organization and Basis of Presentation:
        --------------------------------------

     Hot Topic, Inc. (the "Company") is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. At the end of the quarter (May 1, 1999), the Company operated 168 stores in 38 states throughout the United States.

     The information set forth in these financial statements is unaudited except for the January 30, 1999 Balance Sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 weeks ended May 1, 1999 are not necessarily indicative of the results that may be expected for the year ending January 29, 2000. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999.

NOTE 2. Net Income Per Share:
        --------------------

     The Company computes net income per share pursuant to Statement of Financial Accounting Standards Board No. 128 "Earnings Per Share" (Statement No.
128). Basic net income per share is computed based on the weighted average number of shares outstanding for the period. Diluted net income per share is computed based on the weighted average number of common and potentially dilutive common stock equivalents outstanding for the period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes related thereto.

RESULTS OF OPERATIONS

13 Weeks Ended  May 1, 1999 (First Quarter of Fiscal 1999) Compared to 13 Weeks
-------------------------------------------------------------------------------
Ended  May 2, 1998 (First Quarter of Fiscal 1998)
-------------------------------------------------

  Net sales increased $10,972,000, or 63.4%, to $28,286,000 during the first quarter of fiscal 1999 from $17,314,000 during the first quarter of fiscal 1998. The increased sales in the first quarter of fiscal 1999 were attributable to an increase in the number of stores, and to a 15.3% increase in comparable store sales as compared to the first quarter of fiscal 1998. Net sales for the 50 stores not yet qualifying as comparable stores contributed approximately $8,500,000 of the increase in net sales. The comparable store sales increase of 15.3% contributed approximately $2,472,000 of the increase in net sales. In the first quarter of fiscal 1998, comparable store sales decreased by 0.6%. The sales mix was approximately the same in the current quarter as in the first quarter of fiscal 1998. Sales of apparel category merchandise, as a percentage of total net sales, was 47% in the first quarter of 1999 compared to 48% in the first quarter of 1998.

  Gross margin increased approximately $4,024,000 to $9,746,000 during the first quarter of fiscal 1999 from $5,722,000 during the first quarter of fiscal 1998. As a percentage of net sales, gross margin increased to 34.5% during the first quarter of fiscal 1999 from 33.1% in the first quarter of fiscal 1998. The increase in gross margin as a percentage of net sales primarily reflects the leveraging of occupancy expenses by the higher average net sales per store. The Company's merchandise margins, as a percentage of sales, were approximately the same in the first quarter of 1999 compared to the first quarter of 1998.

  Selling, general and administrative expenses increased approximately $3,064,000 to $8,965,000 during the first quarter of fiscal 1999 from $5,901,000 during the first quarter of fiscal 1998, but decreased as a percentage of net sales to 31.7% in the first quarter of fiscal 1999 from 34.1% in the first quarter of fiscal 1998. The decrease as a percentage of net sales was primarily attributable to a reduction of store payroll and overhead expense as a percentage of net sales due to the operating leverage achieved through the higher average sales per store. The Company's aggregate pre-opening expense per store was slightly lower in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 and also decreased as a percentage of sales.

  Operating income increased approximately $960,000 to $781,000 during the first quarter of fiscal 1999 from a loss of $179,000 during the first quarter of fiscal 1998. As a percentage of net sales, the operating income was 2.8% in the first quarter of fiscal 1999 compared to a loss of 1.0% in the first quarter of fiscal 1998.

  Interest income, net, decreased approximately $32,000 to $219,000 in the first quarter of fiscal 1999 from $251,000 in the first quarter of fiscal 1998, principally due to lower average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, as well as during the first quarter of fiscal 1999, the Company's primary uses of cash have been to finance store openings and purchase merchandise inventories. The Company has historically satisfied its cash requirements principally from proceeds from the sale of equity securities and cash flows from operations.

  Working capital at May 1, 1999 was $24,988,000 compared to $28,433,000 at January 30, 1999. The decrease was primarily due to the use of working capital to finance the new store openings as well as the construction, equipment, fixtures and furniture for the Company's new headquarters and merchandise distribution facility. The Company moved into the merchandise distribution portion of the facility during the second half of May 1999 and plans to move into the headquarters portion of the facility in the second quarter of fiscal 1999.

  Cash flows used in operating activities were ($934,000) and ($1,457,000) in the first quarter of fiscal 1999 and 1998, respectively. The decrease in cash flows used in operating activities in the first quarter of fiscal 1999 was primarily due to the increase in net income.

  Cash flows used in investing activities were $4,319,000 and $2,969,000 in the first quarter of fiscal 1999 and 1998, respectively. Cash flows used in investing activities relate primarily to store openings, computer hardware and software and, in 1999, also to the construction, equipment, fixtures and furniture for the Company's new headquarters and merchandise distribution facility. The Company opened 10 and 15 stores in the first quarter of fiscal 1999 and 1998, respectively.

  Cash flows provided by (used in) financing activities were ($1,071,000) and $80,000 in the first quarter of fiscal 1999 and 1998, respectively. In the first quarter of fiscal 1999, the company used $1,065,000 to repurchase 69,000 shares of its Common Stock.

  The Company believes that its current cash balances and cash generated from operations will be sufficient to fund its operations and planned expansion through fiscal 1999.

SEASONALITY

  The Company's business is subject to seasonal influences, with heavier concentrations of sales during the Christmas holiday, back-to-school season, and other periods when schools are not in session. The Christmas holiday season remains the Company's single most important selling season. As is the case with many retailers of apparel, accessories and related merchandise, the Company typically experiences lower net sales during the first fiscal quarter. The Company does not believe that inflation has had a material adverse effect on its net sales or results of operations. The Company has generally been able to pass on increased costs related to inflation through increases in selling prices.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

  Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, which represent the Company's expectations or beliefs concerning future events. These forward looking statements involve risks and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the sufficiency of the Company's working capital and cash flows from operating activities, the implementation and management of the Company's growth strategy, the demand for the merchandise offered by the Company, the ability of the Company to obtain adequate merchandise supply, the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand, the effect of economic conditions, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers as well as other risks detailed from time to time in the Company's SEC reports, including the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

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

     The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. During 1998, the Company completed its assessment of all critical systems and developed a plan to bring these systems into compliance. The Company has obtained information from the vendors for its integrated store, merchandising, distribution and financial systems as to required modifications and timing of those modifications to ensure that the systems will be Year 2000 compliant. These efforts began in mid-1998 and are scheduled to be completed in the second and third quarters of fiscal 1999. During the first quarter of fiscal 1999, the hardware for these systems was tested and, as required, replacement hardware and operating systems were installed. The Company also tested certain portions of revised software of its vendor. The Company's plans call for further testing of the vendor's revised software in the second quarter of fiscal 1999, and full implementation during the second and third quarters of fiscal 1999. The cost of the Company's Year 2000 problem initiatives is expected to be less than $100,000.

     The Company does not have systems that interface directly with significant third party vendors and has queried its significant suppliers of merchandise and services that do not share information systems with the Company ("external agents"). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could have a material impact on the Company. The effect of non-compliance by external agents is not determinable.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

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



Date:   6/3/99                 /s/ Orval D. Madden
        ------                 -------------------

                               Orval D. Madden
                               President and Chief
                               Executive Officer (principal executive officer)

Date:    6/3/99                /s/ Jay A. Johnson
         ------                ------------------

                               Jay A. Johnson
                               Chief Financial Officer
                               (principal financial and accounting officer)