Form 10-Q
period 1999-07-31
HOT TOPIC INC /CA/
filed 1999-09-09
CIK 1017712

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    X     SECURITIES EXCHANGE ACT OF 1934
    -

For the quarterly period ended  July 31, 1999
                                -------------

                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from       to

                        COMMISSION FILE NUMBER: 0-28784

                                HOT TOPIC, INC.
                                ---------------
            (Exact name of Registrant as Specified in Its Charter)

CALIFORNIA                                              77-0198182
----------                                              ----------
(State of Incorporation)                   (IRS Employer Identification No.)

18305 EAST SAN JOSE AVE., CITY OF INDUSTRY, CA                        91748
------------------------------------------- --                        -----
(Address of Principal Executive Offices)                           (Zip Code)

(Telephone Number of Registrant)  (626) 839-4681
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: September 2,
                                                                ------------
1999 - 4,634,936 shares, no par value.
--------------------------------------

                                HOT TOPIC, INC.
                              INDEX TO FORM 10-Q
                                                                        Page No.
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

        Balance Sheets - July  31, 1999 and January 30, 1999                  3

        Statements of Income for the:
          13 and 26 weeks ended July  31, 1999 and August 1, 1998             4

        Statements of Cash Flows for the 26
          weeks ended July 31, 1999 and August 1, 1998                        5

        Notes to Financial Statements                                         6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7

Item 3. Quantitative and qualitative disclosure about market risk             10


PART II.    OTHER INFORMATION                                                 10

            SIGNATURE PAGE                                                    11

                       HOT TOPIC, INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                            July 31,1999   Jan 30,1999(a)
ASSETS
Current Assets:
    Cash and cash equivalents                $17,589,000   $24,574,000
    Inventory                                 17,284,000    10,447,000
    Prepaid expenses and other                 2,539,000     1,440,000
    Deferred tax asset                           322,000       322,000
                                             -----------   -----------
Total current assets                          37,734,000    36,783,000

Leaseholds, fixtures and equipment:
    Furniture, fixtures and equipment         21,574,000    17,710,000
    Leasehold improvements                    19,027,000    14,725,000
                                             -----------   -----------
                                              40,601,000    32,435,000
    Less accumulated depreciation             11,821,000    10,540,000
                                             -----------   -----------
Net leaseholds, fixtures and equipment        28,780,000    21,895,000
Deposits and other assets                         91,000        87,000
                                             -----------   -----------

Total Assets                                 $66,605,000   $58,765,000
                                             ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                         $ 8,684,000   $ 2,186,000
    Accrued payroll and related expenses       4,616,000     4,036,000
    Accrued sales and other taxes                663,000       383,000
    Income taxes payable                         724,000     1,715,000
    Current portion of capital
     lease obligations                            89,000        30,000
                                             -----------   -----------
 Total current liabilities                    14,776,000     8,350,000

Deferred rent                                    954,000       744,000
Capital lease obligations, less
 current portion                                 126,000        90,000
Deferred tax liability                           832,000       832,000

Shareholders' equity
    Common shares, no par value; 50,000,000
    shares authorized; 4,636,341 and
    4,654,431 issued and outstanding at
    July 31, 1999 and January 30,1999,
    respectively                              35,038,000    35,676,000
Deferred compensation                            (24,000)      (43,000)
Retained earnings                             14,903,000    13,116,000
                                             -----------   -----------
 Total shareholders' equity                   49,917,000    48,749,000
                                             -----------   -----------
 Total liabilities and
  shareholders' equity                       $66,605,000   $58,765,000
                                             ===========   ===========

(a) - The balance sheet at Jan. 30, 1999 is derived from the audited financial statements at that date.
See accompanying notes.

                       HOT TOPIC, INC. and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                Second Quarter
                                              (13 weeks ended)
                                       ------------------------------
                                         July 31, 1999   Aug. 1, 1998

Net sales                                  $32,779,000    $20,787,000
Cost of goods sold, including
 buying, distribution and
 occupancy costs                            21,366,000     14,011,000
                                           -----------    -----------
Gross margin                                11,413,000      6,776,000
Selling, general and
 administrative expenses                     9,775,000      6,458,000
                                           -----------    -----------
Operating income                             1,638,000        318,000
Interest income-net                            177,000        216,000
                                           -----------    -----------
Income before
 income taxes                                1,815,000        534,000
Provision for
 income taxes                                  663,000        200,000
                                           -----------    -----------
Net income                                 $ 1,152,000    $   334,000
                                           ===========    ===========
Net income per share
    Basic                                  $      0.25    $      0.07
    Diluted                                $      0.24    $      0.07
Weighted average shares outstanding
    Basic                                    4,619,000      4,811,000
    Diluted                                  4,819,000      4,984,000

See accompanying notes.

                                                   Six Months
                                                 (26 weeks ended)
                                       ------------------------------
                                         July 31, 1999   Aug. 1, 1998

Net sales                                  $61,065,000    $38,101,000
Cost of goods sold, including
 buying, distribution and
 occupancy costs                            39,906,000     25,603,000
                                           -----------    -----------
Gross margin                                21,159,000     12,498,000
Selling, general and
 administrative expenses                    18,740,000     12,359,000
                                           -----------    -----------
Operating income                             2,419,000        139,000
Interest income-net                            396,000        467,000
                                           -----------    -----------
Income before income taxes                   2,815,000        606,000
Provision for income taxes                   1,028,000        227,000
                                           -----------    -----------
Net income                                 $ 1,787,000    $   379,000
                                           ===========    ===========
Net income per share
    Basic                                  $      0.39    $      0.08
    Diluted                                $      0.37    $      0.08
Weighted average shares outstanding
    Basic                                    4,620,000      4,794,000
    Diluted                                  4,768,000      4,982,000

See accompanying notes.

                       HOT TOPIC, INC. and SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

                                             Year-to-date (26 weeks) ended
                                            -------------------------------
                                              July 31,1999     Aug. 1,1998
Net income                                     $ 1,787,000     $   379,000
   Adjustments to reconcile net
    income to net cash flows provided by
    (used in) operating activities:
   Depreciation and amortization                 2,594,000       1,857,000
   Deferred rent                                   209,000         107,000
   Deferred compensation                            18,000          18,000
   Loss on disposal of fixed assets                192,000
Changes in operating assets
   and liabilities:
Inventory                                       (6,837,000)     (3,644,000)
Prepaid expenses and other                      (1,098,000)     (1,298,000)
Deposits and other assets                           (4,000)         (1,000)
Accounts payable                                 6,498,000       3,368,000
Accrued payroll and related expenses               580,000         (12,000)
Accrued sales and other taxes payable              280,000         167,000
Income taxes payable                              (991,000)     (1,145,000)
                                               -----------     -----------
Net cash flows provided by (used
 in) operating activities                        3,228,000        (204,000)

Investing Activities:
Purchases of property and equipment             (9,559,000)     (4,729,000)
Net cash flows used in                         -----------     -----------
  investing activities                          (9,559,000)     (4,729,000)

Financing Activities:
Payments on capital lease
 obligations                                       (16,000)        (15,000)
Repurchase common shares                        (1,065,000)
Proceeds from exercise of stock options            427,000         257,000
                                               -----------     -----------
Net cash flows (used in) provided
 by financing activities                          (654,000)        242,000
Decrease in cash                               -----------     -----------
 and cash equivalents                           (6,985,000)     (4,691,000)

Cash and cash equivalents
 at the beginning of period                     24,574,000      26,579,000
                                               -----------     -----------

Cash and cash equivalents
 at the end of period                          $17,589,000     $21,888,000
                                               ===========     ===========
Supplemental Information:
Cash paid during the period
      for interest                             $    12,000     $     9,000
     Cash paid during the period
      for income taxes                         $ 2,145,000     $ 1,371,000
     Capital lease obligations
      entered into for equipment               $   112,000               -

See accompanying notes.

                       HOT TOPIC, INC. and SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  Organization and Basis of Presentation:
         ---------------------------------------

     Hot Topic, Inc. (the "Company") is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. At the end of the quarter (July 31, 1999), the Company operated 184 stores in 40 states throughout the United States.

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

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 and 26 weeks ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending January 29, 2000. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999.

NOTE 2. Net Income Per Share:
        ---------------------

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

RESULTS OF OPERATIONS

13 Weeks Ended July 31, 1999 (Second Quarter of Fiscal 1999) Compared to 13
---------------------------------------------------------------------------
Weeks Ended  August 1, 1998 (Second Quarter of Fiscal 1998)
-----------------------------------------------------------

     Net sales increased $11,992,000, or 57.7%, to $32,779,000 during the second quarter of fiscal 1999 from $20,787,000 during the second quarter of fiscal 1998. The increased sales in the second quarter of fiscal 1999 were attributable to an increase in the number of stores, and to a 16.9% increase in comparable store sales as compared to the second quarter of fiscal 1998 Net sales for the 66 stores not yet qualifying as comparable stores contributed approximately $9,000,000 of the increase in net sales. The comparable store sales increase of 16.9% contributed approximately $3,000,000 of the increase in net sales. In the second quarter of fiscal 1998, comparable store sales increased by 2.0% as compared to the second quarter of fiscal 1997. The sales mix was approximately the same in the quarter as in the second quarter of fiscal 1998. Sales of apparel category merchandise, as a percentage of total net sales, were 47% in the second quarter of 1999 compared to 49% in the second quarter of 1998.

     Gross margin increased approximately $4,637,000 to $11,413,000 during the second quarter of fiscal 1999 from $6,776,000 during the second quarter of fiscal 1998. As a percentage of net sales, gross margin increased to 34.8% during the second quarter of fiscal 1999 from 32.6% in the second quarter of fiscal 1998. The increase in gross margin as a percentage of net sales primarily reflects the leveraging of occupancy expenses by the higher average net sales per store. The Company's merchandise margins, as a percentage of sales, were slightly higher in the second quarter of 1999 compared to the second quarter of 1998, the result of slightly higher initial mark ups and lower mark downs.

     Selling, general and administrative expenses increased approximately $3,317,000 to $9,775,000 during the second quarter of fiscal 1999 from $6,458,000 during the second quarter of fiscal 1998, but decreased as a percentage of net sales to 29.8% in the second quarter of fiscal 1999 from 31.1% in the second quarter of fiscal 1998. The decrease as a percentage of net sales was primarily attributable to a reduction of store payroll and overhead expense as a percentage of net sales due to the operating leverage achieved through the higher average sales per store.

     Operating income increased approximately $1,320,000 to $1,638,000 during the second quarter of fiscal 1999 from $318,000 during the second quarter of fiscal 1998. As a percentage of net sales, the operating income was 5.0% in the second quarter of fiscal 1999 compared to 1.5% in the second quarter of fiscal 1998.

     Interest income, net, decreased approximately $39,000 to $177,000 in the second quarter of fiscal 1999 from $216,000 in the second quarter of fiscal 1998, principally due to lower average cash balances.

26 Weeks Ended July 31, 1999 (First Six Months of Fiscal 1999) Compared to 26
-----------------------------------------------------------------------------
Weeks Ended  August 1, 1998 (First Six Months of Fiscal 1998)
-------------------------------------------------------------

     Net sales increased $22,964,000, or 60.3%, to $61,065,000 during the first six months of fiscal 1999 from $38,101,000 during the first six months of fiscal 1998. Net sales for the 66 stores not yet qualifying as comparable stores contributed approximately $17,500,000 of the increase in net sales. Comparable store sales increased 16.2% and contributed approximately $5,500,000 of the increase in net sales for the first six months of fiscal 1999. The increased sales in the first six months of fiscal 1999 were attributable to increases in the sales of apparel category merchandise as a percentage of total net sales and improvements in the allocation and distribution of merchandise to the stores.

     Gross margin increased approximately $8,661,000 to $21,159,000 during the first six months of fiscal 1999 from $12,498,000 during the first six months of fiscal 1998. As a percentage of net sales, gross margin increased to 34.6% during the first six months of fiscal 1999 from 32.8% in the first six months of fiscal 1998. The increase in gross margin as a percentage of net sales primarily reflects the leveraging of occupancy expenses by the higher average net sales per store. The Company's merchandise margins, as a percentage of sales, were approximately the same in the first half of 1999 compared to the first half of 1998.

     Selling, general and administrative expenses increased approximately $6,381,000 to $18,740,000 during the first six months of fiscal 1999 from $12,359,000 during the first six months of fiscal 1998, but decreased as a percentage of net sales to 30.7% in the first six months of fiscal 1999 from 32.4% in the first six months of fiscal 1998. The decrease as a percentage of net sales was primarily attributable to lower store payroll and store operating expenses as a percentage of net sales, primarily reflecting the leveraging of store payroll and other store operating expenses by the higher average net sales per store. Pre-opening expense also decreased as a percentage of sales, principally due to the higher sales volume..

     Operating income increased to $2,419,000 during the first six months of fiscal 1999 from $139,000 during the first six months of fiscal 1998. As a percentage of net sales, operating income was 4.0% for the first six months of fiscal 1999 compared to 0.4% for the first six months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, as well as during the second quarter and first half of fiscal 1999, the Company's primary uses of cash have been to finance store openings, the Company's new headquarters and merchandise distribution facility and to purchase merchandise inventories. The Company has historically satisfied its cash requirements principally from cash flows from operations, and in earlier years also from proceeds from the sale of equity securities.

     Working capital at July 31, 1999 was $22,958,000 compared to $28,433,000 at January 30, 1999. The decrease was primarily due to the use of working capital to finance the new store openings as well as the construction, equipment, fixtures and furniture for the Company's new headquarters and merchandise distribution facility. The Company moved into the merchandise distribution portion of the facility during the second half of May 1999 and into the headquarters portion of the facility at the end of June 1999.

     Cash flows provided by (used in) operating activities were $3,228,000 and ($204,000) in the first six months of fiscal 1999 and 1998, respectively. The increase in cash flows provided by operating activities in the first six months of fiscal 1999 was primarily due to the increase in net income.

     Cash flows used in investing activities were $9,559,000 and $4,729,000 in the first six months of fiscal 1999 and 1998, respectively. Cash flows used in investing activities relate primarily to store openings, computer hardware and software and, in 1999, to the construction, equipment, fixtures and furniture for the Company's new headquarters and merchandise distribution facility. The Company opened 26 and 25 stores in the first six months of fiscal 1999 and 1998, respectively.

     Cash flows provided by (used in) financing activities were ($654,000) and $242,000 in the first six months of fiscal 1999 and 1998, respectively. The increase in cash flows used in financing activities is primarily due to the Company's use of $1,065,000 to repurchase 69,000 shares of its Common Stock in the first six months of fiscal 1999.

     The Company believes that its current cash balances and cash generated from operations will be sufficient to fund its operations and planned expansion through fiscal 1999.

SEASONALITY

     The Company's business is subject to seasonal influences, with heavier concentrations of sales during the Christmas holiday, back-to-school season, and other periods when schools are not in session. The Christmas holiday season remains the Company's single most important selling season. As is the case with many retailers of apparel, accessories and related merchandise, the Company typically experiences lower net sales during the first fiscal six months. The Company does not believe that inflation has had a material adverse effect on its net sales or results of operations. The Company has generally been able to pass on increased costs related to inflation through increases in selling prices.

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

     The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. During 1998, the Company completed its assessment of all critical systems and developed a plan to bring these systems into compliance. The Company has obtained information from the vendors for its integrated store, merchandising, distribution and financial systems as to required modifications and timing of those modifications to ensure that the systems will be Year 2000 compliant. These efforts began in mid-1998 and are scheduled to be completed in the third and fourth quarters of fiscal 1999. During the first and second quarters of fiscal 1999, the hardware for these systems was tested and, as required, replacement hardware and operating systems were installed. The Company also tested certain portions of revised software of its vendor. The Company's plans call for further testing of the vendor's revised software in the third quarter of fiscal 1999, and full implementation during the third and fourth quarters of fiscal 1999. The cost of the Company's Year 2000 problem initiatives is expected to be approximately $100,000 to $150,000.

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

Item 4.  Submission of Matters to a vote of Security Holders

          The annual meeting of shareholders of the Company (the "Annual Meeting") was held on June 1, 1999 in Pomona, California. The Company had 4,595,931 shares of Common Stock outstanding as of April 19, 1999, the record date for the Annual Meeting.

     Proposal 1 - Election of Directors

     Each of the candidates listed below were duly elected to the Board of directors at the Annual Meeting by the tally indicated.


          Candidate                    Votes in Favor           Votes Withheld
          ---------                    --------------           ---------------
          Robert M. Jaffe                  3,999,710                    0
          Orval D. Madden                  3,999,710                    0
          Edgar F. Berner                  3,999,710                    0
          Stanley E. Foster                3,999,710                    0
          Bruce A. Quinnell                3,999,710                    0
          Corrado Federico                 3,999,710                    0
          Andrew Schuon                    3,999,710                    0

     Proposal 2 - Ratification of Selection of Ernst & Young, LLP as Independent Auditors

       Votes in favor            Votes Against        Votes Abstained
       --------------            -------------        ---------------
         4,007,632                    300                   750

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


Date:    9/2/99                     /s/ Orval D. Madden
         ------                     -------------------

                                    Orval D. Madden
                                    President and Chief
                                    Executive Officer (principal executive
                                    officer)

Date:    9/2/99                     /s/ Jay A. Johnson
         ------                     ------------------

                                    Jay A. Johnson
                                    Chief Financial Officer
                                    (principal financial and accounting officer)