Form 10-Q
period 1999-10-30
HOT TOPIC INC /CA/
filed 1999-12-09
CIK 1017712

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q
(Mark One)
                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      X            SECURITIES EXCHANGE ACT OF 1934
      -

For the quarterly period ended  October 30, 1999
                                ----------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

                         COMMISSION FILE NUMBER: 0-28784

                                 HOT TOPIC, INC.
                                 ---------------
             (Exact name of Registrant as Specified in Its Charter)

CALIFORNIA                                              77-0198182
----------                                              ----------
(State of Incorporation)                   (IRS Employer Identification No.)

18305 EAST SAN JOSE AVE., CITY OF INDUSTRY, CA                91748
----------------------------------------------                -----
(Address of Principal Executive Offices)                    (Zip Code)

(Telephone Number of Registrant)  (626) 839-4681
                                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes _X_   No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date:
December 3, 1999 - 4,697,147 shares, no par value.
--------------------------------------------------



                                 HOT TOPIC, INC.
                               INDEX TO FORM 10-Q
                                                                                            Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Consolidated Balance Sheets - October 30, 1999 and January 30, 1999                   3

         Consolidated Statements of Income for the:
           13 and 39 weeks ended October  30, 1999 and October 31, 1998                        4

         Consolidated Statements of Cash Flows  for the 39
           weeks ended October 30, 1999 and October 31, 1998                                   5

           Notes to Consolidated Financial Statements                                          6


Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                             7

Item 3.   Quantitative and qualitative disclosure about market risk                            10


PART II.  OTHER INFORMATION                                                                    10

          SIGNATURE PAGE                                                                       11


                        HOT TOPIC, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                    Oct 30, 1999            Jan 30, 1999(a)
ASSETS
Current Assets:
         Cash and cash equivalents                                                   $22,324,000              $24,574,000
         Inventory                                                                    16,578,000               10,447,000
         Prepaid expenses and other                                                    3,095,000                1,440,000
         Deferred tax asset                                                              322,000                  322,000
                                                                                     ------------             ------------
Total current assets                                                                  42,319,000               36,783,000

Leaseholds, fixtures and equipment:
         Furniture, fixtures and equipment                                            23,173,000               17,710,000
         Leasehold improvements                                                       21,355,000               14,725,000
                                                                                     ------------             ------------
                                                                                      44,528,000               32,435,000
         Less accumulated depreciation                                                13,405,000               10,540,000
                                                                                     ------------             ------------
Net leaseholds, fixtures and equipment                                                31,123,000               21,895,000
Deposits and other assets                                                                 79,000                   87,000
                                                                                     ------------             ------------

Total Assets                                                                         $73,521,000              $58,765,000
                                                                                     ============             ============
LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
         Accounts payable                                                            $ 6,852,000              $ 2,186,000
         Accrued payroll and related expenses                                          6,155,000                4,036,000
         Accrued sales and other taxes                                                   931,000                  383,000
         Income taxes payable                                                          3,177,000                1,715,000
         Current portion of capital
          lease obligations                                                               84,000                   30,000
                                                                                     ------------             ------------
 Total current liabilities                                                            17,199,000                8,350,000

Deferred rent                                                                          1,024,000                  744,000
Capital lease obligations, less
 current portion                                                                         122,000                   90,000
Deferred tax liability                                                                   832,000                  832,000

Shareholders' equity
         Common shares, no par value; 50,000,000
         shares authorized; 4,650,159 and
         4,654,431 issued and outstanding at
         October 30, 1999 and January 30,1999,
         respectively                                                                 35,150,000               35,676,000
Deferred compensation                                                                    (15,000)                 (43,000)
Retained earnings                                                                     19,209,000               13,116,000
                                                                                     ------------             ------------
 Total shareholders' equity                                                           54,344,000               48,749,000
                                                                                     ------------             ------------
 Total liabilities and
     shareholders' equity                                                            $73,521,000              $58,765,000
                                                                                     ============             ============

(a) - The balance sheet at Jan. 30, 1999 is derived from the audited financial statements at that date.

See accompanying notes.


                        HOT TOPIC, INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                                                                 Third Quarter
                                                                                                (13 weeks ended)
                                                                                   -----------------------------------------
                                                                                   Oct. 30, 1999               Oct.31, 1998
Net sales                                                                          $ 47,964,000                $ 28,708,000
Cost of goods sold, including
 buying, distribution and
 occupancy costs                                                                     28,945,000                  18,066,000
                                                                                   -------------               -------------
Gross margin                                                                         19,019,000                  10,642,000
Selling, general and
 administrative expenses                                                             12,443,000                   8,055,000
                                                                                   -------------               -------------
Operating income                                                                      6,576,000                   2,587,000
Interest income-net                                                                     205,000                     226,000
                                                                                   -------------               -------------
Income before income taxes                                                            6,781,000                   2,813,000
Provision for income taxes                                                            2,475,000                   1,055,000
                                                                                   -------------               -------------
Net income                                                                         $  4,306,000                $  1,758,000
                                                                                   =============               =============
Net income per share:
     Basic                                                                         $       0.93                $       0.36
     Diluted                                                                       $       0.87                $       0.36
Weighted average shares outstanding:
     Basic                                                                            4,640,000                   4,831,000
     Diluted                                                                          4,930,000                   4,944,000
See accompanying notes.
                                                                                                  Nine Months
                                                                                                (39 weeks ended)
                                                                                   -----------------------------------------
                                                                                   Oct. 30, 1999               Oct. 31, 1998

Net sales                                                                          $109,029,000                $ 66,809,000
Cost of goods sold, including
 buying, distribution and
 occupancy costs                                                                     68,851,000                  43,669,000
                                                                                   -------------               -------------
Gross margin                                                                         40,178,000                  23,140,000
Selling, general and
 administrative expenses                                                             31,183,000                  20,414,000
                                                                                   -------------               -------------
Operating income                                                                      8,995,000                   2,726,000
Interest income-net                                                                     601,000                     693,000
                                                                                   -------------               -------------
Income before
 income taxes                                                                         9,596,000                   3,419,000
Provision for
 income taxes                                                                         3,503,000                   1,282,000
                                                                                   -------------               -------------
Net income                                                                         $  6,093,000                $  2,137,000
                                                                                   =============               =============
Net income per share:
     Basic                                                                         $       1.32                $       0.44
     Diluted                                                                       $       1.26                $       0.43
Weighted average shares outstanding:
     Basic                                                                            4,628,000                   4,807,000
     Diluted                                                                          4,822,000                   4,969,000


See accompanying notes.


                        HOT TOPIC, INC. and SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

                                                                                      Year-to-date (39 weeks) ended
                                                                                -----------------------------------------
                                                                                 Oct. 30, 1999             Oct. 31, 1998
Operating Activities:
Net income                                                                      $   6,093,000              $   2,137,000
Adjustments to reconcile net
    income to net cash flows provided by
    operating activities:
    Depreciation and amortization                                                   4,179,000                  2,901,000
    Deferred rent                                                                     281,000                    167,000
    Deferred compensation                                                              27,000                     26,000
    Loss on disposal of fixed assets                                                  192,000
  Changes in operating assets and liabilities:
   Inventory                                                                       (6,131,000)                (3,429,000)
   Prepaid expenses and other                                                      (1,655,000)                (1,613,000)
   Deposits and other assets                                                            8,000                     (1,000)
   Accounts payable                                                                 4,665,000                  1,837,000
   Accrued payroll and related expenses                                             3,616,000                    331,000
   Accrued sales and other taxes payable                                              548,000                    299,000
   Income taxes payable                                                             1,461,000                     47,000
                                                                                --------------             --------------
Net cash provided by
operating activities                                                               13,284,000                  2,702,000

Investing Activities:
Purchases of property and equipment                                               (14,983,000)                (7,042,000)
                                                                                --------------             --------------
Net cash used in
   investing activities                                                           (14,983,000)                (7,042,000)

Financing Activities:
Payments on capital lease
 obligations                                                                          (25,000)                   (22,000)
Repurchase of common shares                                                        (1,065,000)
Proceeds from exercise of stock options                                               539,000                    269,000
                                                                                --------------             --------------
Net cash (used in) provided
 by financing activities                                                             (551,000)                   247,000
                                                                                --------------             --------------
Decrease in cash
 and cash equivalents                                                              (2,250,000)                (4,093,000)

Cash and cash equivalents
 at the beginning of period                                                        24,574,000                 26,579,000
                                                                                --------------             --------------

Cash and cash equivalents
 at the end of period                                                           $  22,324,000               $ 22,486,000
                                                                                ==============              =============
Supplemental Information:
         Cash paid during the period
           for interest                                                         $      24,000               $     15,000
         Cash paid during the period
           for income taxes                                                     $   2,358,000               $  1,415,000
         Capital lease obligations
           entered into for equipment                                           $     112,000                          -

See accompanying notes.

                                       5

                        HOT TOPIC, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Organization and Basis of Presentation:
         ---------------------------------------

         Hot Topic, Inc. (the "Company") is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. At the end of the quarter (October 30, 1999), the Company operated 198 stores in 41 states throughout the United States.

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

         In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 and 39 weeks ended October 30, 1999 are not necessarily indicative of the results that may be expected for the year ending January 29, 2000. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999.

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

RESULTS OF OPERATIONS

13 Weeks Ended October 30, 1999 (Third Quarter of Fiscal 1999) Compared to 13 Weeks Ended October 31, 1998 (Third Quarter of Fiscal 1998)
--------------------------------------------------------------------------------

         Net sales increased $19,256,000, or 67%, to $47,964,000 during the third quarter of fiscal 1999 from $28,708,000 during the third quarter of fiscal 1998. The increased sales in the third quarter of fiscal 1999 were attributable to an increase in the number of stores, and to a 26.1% increase in comparable store sales as compared to the third quarter of fiscal 1998. Net sales for the 65 stores not yet qualifying as comparable stores contributed approximately $12,600,000 of the increase in net sales. The comparable store sales increase of 26.1% contributed approximately $6,700,000 of the increase in net sales. The sales mix was approximately the same in the quarter as in the third quarter of fiscal 1998. Sales of apparel category merchandise, as a percentage of total net sales, were 51% in the third quarter of 1999, the same percentage as in the third quarter of 1998.

         Gross margin increased approximately $8,377,000 to $19,019,000 during the third quarter of fiscal 1999 from $10,642,000 during the third quarter of fiscal 1998. As a percentage of net sales, gross margin increased to 39.6% during the third quarter of fiscal 1999 from 37.1% in the third quarter of fiscal 1998. The increase in gross margin as a percentage of net sales primarily reflects the leveraging of occupancy expenses by the higher average net sales per store. The Company's merchandise margins, as a percentage of sales, were slightly higher in the third quarter of 1999 compared to the third quarter of 1998, the result of slightly higher initial mark ups and lower mark downs.

          Selling, general and administrative expenses increased approximately $4,388,000 to $12,443,000 during the third quarter of fiscal 1999 from $8,055,000 during the third quarter of fiscal 1998, but decreased as a percentage of net sales to 25.9% in the third quarter of fiscal 1999 from 28.1% in the third quarter of fiscal 1998. The decrease as a percentage of net sales was primarily attributable to a reduction of store payroll and overhead expense as a percentage of net sales due to the operating leverage achieved through the higher average sales per store.

         Operating income increased approximately $3,989,000 to $6,576,000 during the third quarter of fiscal 1999 from $2,587,000 during the third quarter of fiscal 1998. As a percentage of net sales, the operating income was 13.7% in the third quarter of fiscal 1999 compared to 9.0% in the third quarter of fiscal 1998.

         Interest income, net, decreased approximately $21,000 to $205,000 in the third quarter of fiscal 1999 from $226,000 in the third quarter of fiscal 1998, principally due to lower average cash balances.

39 Weeks Ended October 30, 1999 (First Nine Months of Fiscal 1999) Compared to 39 Weeks Ended October 31, 1998 (First Nine Months of Fiscal 1998)
--------------------------------------------------------------------------------

         Net sales increased $42,220,000, or 63%, to $109,029,000 during the first nine months of fiscal 1999 from $66,809,000 during the first nine months of fiscal 1998. Net sales for the 65 stores not yet qualifying as comparable stores contributed approximately $30,000,000 of the increase in net sales. Comparable store sales increased 20.4% and contributed approximately $12,200,000 of the increase in net sales for the first nine months of fiscal 1999.

         Gross margin increased approximately $17,038,000 to $40,178,000 during the first nine months of fiscal 1999 from $23,140,000 during the first nine months of fiscal 1998. As a percentage of net sales, gross margin increased to 36.9% during the first nine months of fiscal 1999 from 34.6% in the first nine months of fiscal 1998. The increase in gross margin as a percentage of net sales primarily reflects the leveraging of occupancy expenses by the higher average net sales per store. The Company's merchandise margins, as a percentage of sales, were slightly higher in the first nine months of 1999 compared to the first nine months of 1998, the result of slightly higher initial mark ups and lower mark downs.

         Selling, general and administrative expenses increased approximately $10,769,000 to $31,183,000 during the first nine months of fiscal 1999 from $20,414,000 during the first nine months of fiscal 1998, but decreased as a percentage of net sales to 28.6% in the first nine months of fiscal 1999 from 30.6% in the first nine months of fiscal 1998. The decrease as a percentage of net sales was primarily attributable to lower store payroll and store operating expenses as a percentage of net sales, primarily reflecting the leveraging of store payroll and other store operating expenses by the higher average net sales per store. Pre-opening expense also decreased as a percentage of sales, principally due to the higher sales volume.

         Operating income increased to $8,995,000 during the first nine months of fiscal 1999 from $2,726,000 during the first nine months of fiscal 1998. As a percentage of net sales, operating income was 8.3% for the first nine months of fiscal 1999 compared to 4.1% for the first nine months of fiscal 1998.

         Interest income, net, decreased approximately $92,000 to $601,000 in the first nine months of fiscal 1999 from $693,000 in the first nine months of fiscal 1998, principally due to lower average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         During the third quarter and first nine months of fiscal 1999, the Company's primary uses of cash have been to finance store openings and the Company's new headquarters and merchandise distribution facility, to purchase computer hardware and software and to purchase merchandise inventories. The Company has historically satisfied its cash requirements principally from cash flows from operations, and in earlier years also from proceeds from the sale of equity securities.

         Working capital at October 30, 1999 was $25,120,000 compared to $28,433,000 at January 30, 1999. The decrease was primarily due to the use of working capital to finance the new store openings as well as the construction, equipment, fixtures and furniture for the Company's new headquarters and merchandise distribution facility, and to purchase computer hardware and software. The Company moved into the merchandise distribution portion of the facility during May 1999 and into the headquarters portion of the facility at the end of June 1999.

         Cash flows provided by operating activities were $13,284,000 and $2,702,000 in the first nine months of fiscal 1999 and 1998, respectively. The increase in cash flows provided by operating activities in the first nine months of fiscal 1999 was primarily due to the increase in net income as well as a decrease in working capital that resulted from increases in accounts payable, accrued payroll and other related expenses and income taxes payable, offset, in part, by an increase in inventory.

         Cash flows used in investing activities were $14,983,000 and $7,042,000 in the first nine months of fiscal 1999 and 1998, respectively. Cash flows used in investing activities relate primarily to store openings and, in 1999, to the construction, equipment, fixtures and furniture for the Company's new headquarters and merchandise distribution facility and the purchase of computer hardware and software. The Company opened 40 and 37 stores in the first nine months of fiscal 1999 and 1998, respectively.

         Cash flows (used in) provided by financing activities were ($551,000) and $247,000 in the first nine months of fiscal 1999 and 1998, respectively. The increase in cash flows used in financing activities is primarily due to the Company's use of $1,065,000 to repurchase 69,000 shares of its Common Stock in the first nine months of fiscal 1999.

         The Company believes that its current cash balances and cash generated from operations will be sufficient to fund its operations and planned expansion through fiscal 2000.

SEASONALITY

          The Company's business is subject to seasonal influences, with heavier concentrations of sales during the Christmas holiday, back-to-school season, Halloween holiday and other periods when schools are not in session. The Christmas holiday season remains the Company's single most important selling season. As is the case with many retailers of apparel, accessories and related merchandise, the Company typically experiences lower net sales during the first fiscal nine months. The Company does not believe that inflation has had a material adverse effect on its net sales or results of operations. The Company has generally been able to pass on increased costs related to inflation through increases in selling prices.

OTHER INFORMATION

          During the third quarter of fiscal 1999, the Company was notified by a major mall developer of violations of the Company's lease "use clause", specifically that portion of the clause relating to the sale of books. The developer has suspended entering into new leases with the Company and is monitoring the Company's compliance with its existing leases. The Company took prompt corrective actions and believes that it is now in compliance with the developer's use clause. The Company then made further merchandise changes affecting less than 5% of its inventory which the Company believes will lead to a resolution of the matter, as well as the strengthening of its merchandise strategy. The necessary merchandise markdowns relating to these changes are included in the third quarter results.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

         Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, which represent the Company's expectations or beliefs concerning future events. These forward looking statements involve risks and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the sufficiency of the Company's working capital and cash flows from operating activities, the implementation and management of the Company's growth strategy, risks and uncertainties associated with the Company's relationships with mall developers and operators, the risk that available cash or mall space will not be adequate for planned expansion, the demand for the merchandise offered by the Company, the ability of the Company to obtain adequate merchandise supply, the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand, the effect of economic conditions, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers as well as other risks detailed from time to time in the Company's SEC reports, including the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

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

         The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. During 1998, the Company completed its assessment of all critical systems and developed a plan to bring these systems into compliance. The Company has obtained information from the vendors for its integrated store, merchandising, distribution and financial systems as to required modifications and timing of those modifications to ensure that the systems will be Year 2000 compliant. These efforts began in mid-1998 and were substantially completed in the third quarter of fiscal 1999. During the first and second quarters of fiscal 1999, the hardware for these systems was tested and, as required, replacement hardware and operating systems were installed. The Company also tested certain portions of revised software of its vendor and installed this revised software in the third quarter of fiscal 1999. Based on the subsequent testing and operation of this revised software, the Company believes that its systems are in compliance. The cost of the Company's Year 2000 problem initiatives was approximately $100,000.

         The Company does not have systems that interface directly with significant third party vendors and has queried its significant suppliers of merchandise and services that do not share information systems with the Company ("external agents") regarding Year 2000 compliance. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could have a material impact on the Company. The effect of non-compliance by external agents is not determinable.

         The Company does not presently believe that an interruption in the supply of merchandise would have a significant adverse impact on its operations since it purchases merchandise from over 600 vendors, none of which historically supplies more than approximately 5% of the Company's annual purchases. However, the Company plans to increase inventory levels of certain merchandise late in calendar 1999 to offset the risk that certain vendors may be adversely affected by Year 2000 issues. The Company presently uses United Parcel Service ("UPS") to ship merchandise to its stores. The Company has contacted UPS regarding Year 2000 compliance and received written confirmation from UPS that UPS believes it will be fully compliant by December 31, 1999.

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

                                 Hot Topic, Inc.
                                 (Registrant)


Date: 12/9/99                    /s/ Orval D. Madden
      -------                    --------------------------

                                 Orval D. Madden
                                 President and Chief
                                 Executive Officer (principal executive officer)



Date: 12/9/99                    /s/ Jay A. Johnson
      -------                    --------------------------

                                 Jay A. Johnson
                                 Chief Financial Officer
                                 (principal financial and accounting officer)