Form 10-K
period 2000-01-29
HOT TOPIC INC /CA/
filed 2000-04-26
CIK 1017712

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from
_____________________________ TO ____________________________________

                           COMMISSION FILE NO. 0-28784

                                 HOT TOPIC, INC.
             (Exact name of registrant as specified in its charter)

           California                                             77-0198182
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

         18305 E. SAN JOSE AVE.                                    91748
      CITY OF INDUSTRY, CALIFORNIA                               (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (626) 839-4681

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
  Yes   X     No
      -----        ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___.

         The number of shares outstanding of the Registrant's Common Stock was 9,829,724 as of April 21, 2000.

         The aggregate market value of Common Stock held by non-affiliates of the registrant as of April 21, 2000 was approximately $265,909,000, based on the closing price on that date of Common Stock on the Nasdaq National Stock Market.*

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Company's Definitive Proxy Statement for the annual meeting of stockholders to be held on June 28, 2000 to be filed with the Securities and Exchange Commission (the "Commission") no later than 120 days after January 29, 2000, are incorporated by reference into Part III of this Form 10-K (Items 10 through 13).

         Certain Exhibits filed with the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5054-LA), as amended, are incorporated by reference into Part IV of this Form 10-K (Item 14).

------------
*Excludes 966,087 shares of Common Stock held by directors and officers and shareholders whose beneficial ownership exceeds 10% of the shares outstanding on April 21, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Hot Topic, Inc. ("Hot Topic" or the "Company") is a rapidly growing, mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. The Company believes teenagers throughout the United States have similar fashion preferences, largely as a result of the nationwide influence of MTV, music distribution, movies, television programs and fashion magazines. The Company opened its first store in 1989, and operated 212 stores as of January 29, 2000 in 42 states across the United States. During fiscal 1995, the Company significantly accelerated its store expansion program and opened 18 stores, including its first stores in the Northeast and Midwest. The Company opened 26, 40, 50 and 54 additional stores during fiscal 1996, 1997, 1998 and 1999, respectively, and in fiscal 1996 relocated two existing stores. In fiscal 1998, the Company opened its first "street stores," which are stores on street fronts rather than in enclosed shopping malls. The Company plans to open approximately 60 new stores in fiscal 2000, 11 of which were opened as of April 21, 2000. The Company also maintains a website, www.hottopic.com through which it markets its stores and store concept and sells certain of its merchandise. During fiscal 1999, the site was relaunched with a focus on e-commerce together with posting boards, customer surveys, a gift registry and content features including artist news and concert tour schedules. The Company's net sales via the Internet continue to increase significantly, although the total sales are still modest.

THE MARKET

         The music-licensed apparel industry began in the 1960s with bootleggers selling T-shirts at concert venues. Over the ensuing two decades, artists began to realize the commercial potential of licensing their likenesses and logos to T-shirt manufacturers and others who produced assorted merchandise. Management believes that the single largest impact on the music industry during recent years has been the success of MTV, which enables fans not only to listen to the latest music and artists 24 hours a day, but also to see a full sight and sound package of appearance and attitude. According to industry estimates, in 1996 MTV programming could be seen in more than 60 million households in the United States and in over 260 million households worldwide. It is also estimated that viewers in over 23 million homes watch MTV every week. As a result, popular artists and the fashions they wear are much more visible today than 30 years ago. Management believes that this increased visibility has contributed to the increase in demand for music-licensed and music-influenced apparel and accessories.

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

         O        FOCUS ON UNIQUE MUSIC-ORIENTED MERCHANDISE.

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

         O        OFFER "EVERYTHING ABOUT THE MUSIC."

         The Company's stores are designed to serve as a headquarters for music-licensed and music-influenced apparel, accessories and gift items. The Company's slogan, "Everything About The Music," reflects the Company's broad assortment of products, which currently consists of over 12,000 SKUs in 26 different product categories. The Company believes its selection of music-licensed merchandise is the most extensive assortment available in one mall store. The Company complements its licensed merchandise with a unique and eclectic assortment of music-influenced apparel and accessories, and frequently introduces new items and categories in response to changes in trends and demand. The Company believes it has a history of being the first to offer the latest music fashions, which, together with its assortment of merchandise, has made it a destination store for teenagers seeking music-related products.

         O        PROMOTE MUSIC-INSPIRED CULTURE.

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

         O        ACTIVELY MANAGE MERCHANDISE MIX.

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

         O        CREATE AN ENTERTAINING STORE ENVIRONMENT.

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

         O        EMPHASIZE CUSTOMER SERVICE.

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

         O        DEVELOP PRIVATE LABEL PRODUCTS FOR MUSIC-ORIENTED LIFESTYLES.

         The Company has developed private label product lines to complement and supplement its other product offerings. The Company's private label product lines include, among others, Morbid Threads (apparel and hosiery), MT2 (apparel) and Morbid Metals (body jewelry). The Company believes that these private label products differentiate it from its competition and enhance customer loyalty through the development of a unique brand image.

STORE LOCATIONS

         As of January 29, 2000, the Company operated 212 stores in both metropolitan and middle markets in 42 states across the United States. The following chart sets forth, as of April 21, 2000, the number of stores that Hot Topic operates in each state and the cities in which those stores are located.
(1)
--------------------
(1). An asterisk next to a city indicates that a store has been opened in such city during fiscal 2000.


ARIZONA - 3             Connecticut - 5      Kansas - 4          Missouri - 4          North Carolina - 4   Texas - 15
Phoenix                 Danbury              Olathe              Columbia              Concord              Austin (2)
Tucson (2)              Manchester           Topeka              St .Louis (2)         Hickory*             Beaumont
                        Milford              Wichita             St. Peters            Pineville            College Station
CALIFORNIA - 37         Waterbury            Wichita*                                  Winston              Corpus Christi
Arcadia*                Waterford                                NEBRASKA - 2                               Dallas
Bakersfield                                  KENTUCKY - 3        Lincoln               NORTH DAKOTA - 1     Ft. Worth
Berkeley                DELAWARE - 1         Bowling Green       Omaha                 Grand Forks*         Humble
Brea                    Wilmington           Louisville                                                     Katy
Capitola                                     Paducah             NEVADA - 5            Ohio - 7             Lewisville
Carlsbad                FLORIDA - 6                              Henderson             Cincinnati           Lubbock
Cerritos                Altamonte Springs    LOUISIANA - 3       Las Vegas (2)         Dayton               Mesquite
Citrus Heights          Coral Springs        Baton Rouge         Reno (2)              Elyria               Plano*
Concord                 Jacksonville         Metarie                                   Mentor               San Antonio
Cupertino               St. Petersburg       Monroe              NEW HAMPSHIRE - 3     North Olmstead       Woodlands
Daly City               Tallahassee                              Manchester            Niles
El Cajon                Tampa                MAIN - 1            Nashua                Parma                UTAH - 3
Escondido                                    Bangor              Salem                                      Orem
Fairfield               GEORGIA - 5                                                    OKLAHOMA - 2         Salt Lake City
Fresno                  Buford               MARYLAND - 3        New Jersey - 9        Oklahoma City (2)    Sandy
Lakewood                Douglasville         Baltimore           Deptford
Modesto                 Duluth               Columbia            Eatontown             OREGON - 2           Virginia - 2
Montclair               Kennesaw             Towson              Freehold              Portland (2)         Dulles
Montebello              Macon                                    Mays Landing                               Springfield
National City                                MASSACHUSETTS - 6   Paramus               PENNSYLVANIA - 12
Northridge              HAWAII - 1           Holyoke             Rockaway              Altoona              WASHINGTON - 12
Ontario                 Honolulu             Marlborough         Toms River            Camp Hill            Bellingham
Palm Desert                                  Natick              Wayne                 King of Prussia      Everett
Palmdale                IDAHO - 1            North Attleboro     Woodbridge            Lancaster            Kennewick
Pleasanton              Boise                Saugus                                    Langhorne            Lynnwood
Riverside                                    Taunton             NEW MEXICO - 2        Media                Olympia
Sacramento              IOWA - 2                                 Albuquerque (2)       North Wales          Puyallup
San Diego               Coralville           MICHIGAN - 6                              Scranton             Seattle
San Jose                Sioux City*          Auburn Hills        NEW YORK - 16         W. Mifflin           Silverdale
San Leandro                                  Flint               Albany                Wilkes-Barre         Spokane (2)
Santa Ana               ILLINOIS - 6         Grandville          Bay Shore             Williamsport*        Tacoma
Santa Monica            Aurora               Lansing             Buffalo               York                 Tukwila
Thousand Oaks           Bloomingdale         Traverse City       Clay
Valencia                Champaign            Troy                Johnson City          RHODE ISLAND - 1     West Virginia - 1
Ventura                 Joliet                                   Lake Grove            Providence           Charleston
Victor Valley           Orland Park          MINNESOTA - 6       Massapequa
West Covina*            West Dundee          Bloomington         Middletown            SOUTH CAROLINA - 2   Wisconsin - 5
                                             Burnsville          New Hartford          Greenville           Appleton
COLORADO - 6            Indiana - 5          Duluth              Poughkeepsie*         North Charleston     Brookfield
Colorado Springs (2)    Evansville           Mankato             Rochester                                  Eau Claire
Denver                  Fort Wayne           St. Cloud           Staten Island         SOUTH DAKOTA - 1     Greendale*
Littleton (2)           Lafayette            St. Paul            Syracuse              Sioux Falls          Madison
Westminster             Mishawaka                                Victor
                        Terre Haute                              West Nyack            TENNESSEE - 2
                                                                 White Plains          Antioch
                                                                                       Goodlettsville*

EXPANSION STRATEGY

         The following table provides a history of the Company's store expansion over the last five fiscal years:

                                                               FISCAL YEAR
                                       ---------------------------------------------------------------
                                         1995         1996        1997         1998        1999
                                       ---------------------------------------------------------------
                                                           (number of stores)
     Stores at beginning of year          24           42          68          108         158
     New Stores opened                    18           26          40           50          54
                                       ---------------------------------------------------------------
     Stores at end of year                42           68         108          158         212
                                       ---------------------------------------------------------------

         All but two of the Company's stores are currently in shopping malls. During fiscal 1998, the Company opened two "street location" stores, one each in Denver, Colorado and in Berkeley, California. The Company's expansion strategy is to open stores in shopping malls in both new and existing markets throughout the United States. The Company may open additional "street stores" in markets that the Company believes can sustain a Hot Topic store outside the mall environment, although the Company may elect not to aggressively expand its "street store" concept. The Company believes it has developed a store concept that is successful in both metropolitan and middle markets. Further, as a result of the nationwide influence of MTV, music distribution, movies, television programs and fashion magazines, the Company believes that its 12 to 22 year old target customers have similar fashion preferences throughout the United States.

         The Company opened 54 new stores in fiscal 1999 and plans to open approximately 60 new stores during fiscal 2000. The Company selects and evaluates potential store locations based on a variety of criteria including the sales and square footage of the mall, sales of anchor stores, sales of teenage-oriented stores, foot traffic, number of teenagers in trade area, median family income and other factors relevant to the Company's unique merchandising strategy. The Company looks at similar criteria for "street store" locations. Model statements of operations are developed for each potential location and are measured against target financial criteria. Hot Topic has a real estate committee, including its Chief Executive Officer and two outside directors, which reviews and approves all new store locations. The Company generally seeks potential store sites between 1,200 and 2,400 square feet and its stores currently average approximately 1,480 square feet.

STORE-LEVEL ECONOMICS

         During fiscal 1999, the Company's 158 stores that were in operation for all of the fiscal year generated average net sales of approximately $905,000 and average net sales per square foot of approximately $635. These stores also generated average store-level operating cash flow (defined as store operating income before depreciation and excluding changes in working capital) of approximately $270,000, or 29% of average net sales. Capital expenditures, including leasehold improvements, furniture and fixtures and net of landlord construction allowances for the 54 stores opened in fiscal 1999 averaged approximately $175,000, initial gross inventory requirements (which were partially financed by trade credit) averaged $75,000, and pre-opening costs (which were expensed in the periods the stores opened) averaged $22,000. Inventory requirements vary at new stores depending on the season and on current merchandise trends. In fiscal 1999, all of the Company's stores generated positive store-level operating income, but there can be no assurance this trend will continue. There also can be no assurance that in the future the average store-level sales and operating cash flow will not vary from historical results or that the total estimated capital expenditures for new stores will not increase.

MERCHANDISING

         The Company's stores are designed to serve as a headquarters for music-licensed and music-influenced apparel, accessories and gift items. Music-licensed merchandise includes T-shirts, hats, posters, stickers, patches, postcards, books, CDs, videos and other items. Music-influenced merchandise includes woven and knit tops, skirts, pants, shorts, jackets, shoes, costume jewelry, body jewelry, sunglasses, cosmetics and gift items. The Company estimates that approximately half of the Company's products are music-licensed products, and half are music-influenced products. A key strategy of the Company is to offer over 12,000 SKUs in 26 different product categories or "departments." Within each category, the Company seeks to offer a broader assortment of merchandise than is available at any other mall location. For example, on average, over 100 different licensed band T-shirts are carried in each store from alternative artists such as Korn, Blink 182, Limp Bizkit, Deftones, Rage Against the Machine, Slip Knot, and others; and rock artists such as the Pink Floyd, Static X, Pantera, Metallica, Jimi Hendrix, The Doors, the Beatles, Led Zeppelin, and others. New items and categories are tested regularly as customer demand and product trends evolve.

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

         The following table sets forth the Company's four major merchandise groups as an approximate percentage of net sales for fiscal years 1999, 1998 and 1997:

                                              PERCENTAGE OF NET SALES
                                        ------------------------------------
                                         1999           1998         1997
                                        ------------------------------------
      Apparel and T-Shirts                48%            48%          47%
      Gifts                               18             19           20
      Accessories                         27             26           25
      Hosiery, Shoes, and Outerwear        7              7             8
                                        ------------------------------------
                                         100%           100%         100%

         The Company has five lines of private label merchandise to complement and supplement its current product offerings. The Company believes that Hot Topic brands play an important part in differentiating its stores from those of its competitors and provide the Company with higher margin opportunities as compared to other merchandise. Management estimates that Hot Topic brands accounted for approximately 20% of the Company's sales in both fiscal 1999 and 1998. The Company's proprietary brands include Morbid Makeup (cosmetics), Morbid Metals (body jewelry), Morbid Scents (incense and oils), Morbid Threads (men's and women's apparel and hosiery) and MT:2 (men's and women's apparel).

PURCHASING

         The Company's purchasing staff consists of a Vice President, General Merchandise Manager, a Divisional Vice President, Merchandise Managers, nine buyers and seven assistant buyers. The purchasing staff reflects the Company's culture in that its decisions and actions are influenced by a passion for music. In determining which merchandise to buy, the purchasing staff spends considerable time viewing music videos, reviewing industry album sales, monitoring alternative radio station air play, consulting with sales associates, reviewing customer requests, attending trade shows and reading music and fashion industry periodicals. In addition, the staff regularly visits nightclubs, and attends concerts and other events that attract young people. The Company also conducts periodic customer focus groups and intercept surveys, and consults with and solicits input from its store employees, in order to draw from many different experiences and perspectives.

         Approximately half of the Company's products are licensed products. Artists typically license their likeness to a "master licensor". The master licensor often retains the rights to market T-shirts and then may choose to sub-license to manufacturers other categories of merchandise such as posters, stickers and patches. Some artists also retain their licensing rights and negotiate directly with licensees. Hot Topic buys its licensed merchandise from master licensors, licensees and directly from artists. The Company currently purchases licensed T-shirts from over 30 companies and other licensed products from over 100 companies. Because of the Company's knowledge of teenage consumers' music preferences and music-influenced fashion, licensors often seek the Company's advice prior to licensing new artists or product designs. As a result, the Company sometimes receives accommodations such as pre-ticketing of orders, early shipments of new releases, exclusive merchandise and vendors' acceptance of returns.

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

         During fiscal 1999, the Company had approximately 800 vendors, certain of which have limited financial resources and production capabilities. No single vendor accounted for more than 6% of the Company's merchandise purchases. The Company believes that its relationships with its vendors are good.

ALLOCATION AND DISTRIBUTION OF MERCHANDISE

         Allocation and distribution of the Company's inventory is addressed at the store, merchandise classification and SKU levels using integrated third party software. Most merchandise is ordered in bulk and then allocated to each store based on inventory plans and SKU performance by using the Arthur Allocation software system implemented during fiscal 1999. Prior to the implementation of the Arthur Allocation system, the Company used proprietary software developed by Hot Topic to allocate merchandise to each store. Buyers determine SKU reorder quantities by using a proprietary automated software program which considers sales history, projected sales, planned inventories by store, store demographics, geographic preferences, store openings and planned markdown dates.

         The Company's Vice President of Planning and Allocation and 12 inventory analysts work closely with the merchandise buyers and store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities.

         Hot Topic's headquarters and distribution facility, consisting of approximately 125,000 square feet, is located in City of Industry, California. All merchandise is delivered by vendors to this facility, where it is inspected, price marked, entered into the Company's allocation software system, picked and boxed for shipment to the Company's stores. Merchandise is shipped to stores each weekday, providing Hot Topic stores with a steady flow of reordered and new merchandise. Minimal back stock is maintained in the Company's distribution facility and at its stores, so that at all times almost all of the Company's merchandise is available for sale on the floors of its stores.

STORE OPERATIONS

         Hot Topic's store operations are currently managed by four regional managers and 37 district or area managers who each supervise approximately eight stores. Individual stores are managed by a store manager and two or three assistant managers. In addition to managers and assistant managers, a typical store has approximately six to ten part time sales associates, depending on the season. The hiring and training of new employees are the responsibility of the store manager and district manager, and the Company has established training and operations procedures to assist them. Additionally, Hot Topic uses a customized, automated telephone screening system licensed from a third party to help evaluate potential new employees, which helps streamline the Company's interview and hiring processes at the store level.

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

         Store, district and area managers are compensated with a base salary and may qualify to receive a quarterly bonus based on sales and inventory shrinkage. Additionally, district and area managers may also qualify to receive periodic stock option grants, and certain employees are eligible to participate in the Company's Employee Stock Purchase Plan. The Company believes that its continued success is dependent in part on its ability to attract, retain and motivate qualified employees. In particular, the success of the Company's expansion program will be dependent on its ability to promote and/or recruit qualified district and store managers. To date, the majority of its store managers have been promoted from within the Company.

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

MARKETING, PROMOTION AND INTERNET

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

         As a part of the Company's marketing strategy, the Company maintains a website www.hottopic.com through which it markets its stores and store concept and sells certain of its merchandise. During fiscal 1999, the site was re-launched with a focus on e-commerce together with posting boards, customer surveys, a gift registry and content features including artist news and tour schedules. The Company's net sales via the Internet continue to increase significantly, although the total sales are still modest.

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

         During fiscal 1999, after completing an evaluation of its long-term management information system needs, the Company selected new hardware and software for its stores, office and distribution center. The Company is planning to implement the host hardware and software systems at its office and distribution center during the second half of fiscal 2000 and install certain point of sale upgrades at its stores in fiscal 2001. The Company presently estimates the hardware, software, modifications, training and implementation will cost approximately $4 to $5 million. Of that amount, approximately $1.5 million was spent in fiscal 1999. The Company presently estimates the balance will be spent in fiscal 2000 and 2001.

YEAR 2000

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed remediation and testing of its technology systems. As a result of those planning and implementation efforts, the Company has experienced no significant disruptions in mission critical information technology and non-information technology systems as of April 21, 2000 and believes those systems successfully responded to the Year 2000 date change. The Company expensed less than $100,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

TRADEMARKS

         The Company has registered on the Principal Register of the United States Patent and Trademark Office its retail store service mark Hot Topic(R) and various trademarks for merchandise including Hot Topic(R), Morbid Make-Up(R), Morbid Scents(R), Morbid Metals(R), Morbid Adornments(R),
Tragedy(R) and Misery(R). Each federal registration is renewable indefinitely if the mark is in use at the time of the renewal. Applications have been made to register Everything About the Music(TM), Morbid Threads(TM) and MT:2(TM) in the United States. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its marks in the United States. The Company also has additional registrations and pending applications in foreign jurisdictions.

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

EMPLOYEES

         The Company employed approximately 685 full-time and 1,596 part-time employees at April 8, 2000. Of the Company's 2,281 employees, 209 were corporate and distribution center personnel and 2,072 were store employees. The number of part-time employees fluctuates with seasonal needs. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

         The executive officers and key employees of the Company and their ages at April 21, 2000 are as follows:


             NAME                        AGE                       POSITION
------------------------------          -----     -----------------------------------------------
Orval D. Madden...............           51       Chief Executive Officer and Director

Elizabeth M. McLaughlin                  39       President

Jay A. Johnson................           54       Chief Financial Officer and Assistant Secretary

Marc R. Bertone...............           43       Vice President, Real Estate and Construction

Cindy Levitt..................           39       Vice President, General Merchandise Manager

Alain Krakirian...............           34       Vice President, Planning and Allocation

Darrell Kinsley...............           37       Vice President, Store Operations

M. Reid Killen................           42       Vice President, Information Technology


         ORVAL D. MADDEN founded Hot Topic in 1988, and has been the Company's Chief Executive Officer and a Director since its inception and was also its President until February 2000. Prior to founding Hot Topic, Mr. Madden was a Senior Vice President of Federal Department Stores' Children's Place and Accessory Place divisions, and was a Divisional Vice President for Carter-Hawley-Hale Stores' Broadway and Weinstock's Department Store divisions. In 1993, Mr. Madden was recognized as regional California retailing "Entrepreneur Of The Year" in a competition sponsored by Ernst & Young, Merrill Lynch, and Inc. Magazine.

         ELIZABETH M. MCLAUGHLIN was promoted to President in February 2000. >From June 1998 through February 2000, Ms. McLaughlin was the Company's Senior Vice President, General Merchandise Manager and from June 1996 through May 1998, Ms. McLaughlin was the Company's Vice President, General Merchandise Manager. Ms. McLaughlin was the Company's Vice President, Operations from May 1993 through May 1996. From 1985 to May 1993, she held various positions with Millers Outpost including, Director of Stores, Director of Planning and Divisional Merchandise Manager. From 1978 to 1985, she held various positions with The Broadway.

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

         MARC R. BERTONE has been Vice President, Real Estate and Construction, of the Company since August 1994. Mr. Bertone has 18 years of leasing and legal experience, and from November 1988 to August 1994, served as Vice President and General Counsel for The Wet Seal, Inc., a specialty retailer. Mr. Bertone was admitted to the California Bar in June 1982.

         CINDY LEVITT has been Vice President, General merchandise Manager since February 2000. Ms. Levitt joined Hot Topic in 1989. Since 1989, Ms. Levitt has held senior buying positions at Hot Topic, most recently from June 1996 to February 2000 as the Divisional Merchandise Manager, Apparel and Music.

         ALAIN KRAKIRIAN has been Vice President, Planning and Allocation since February 2000. From July 1997 through February 2000, Mr. Krakirian was the Company's Director of Planning and Allocation. Mr. Krakirian was the Planning Manager at Disney Stores from December 1996 to July 1997 and the Director of Merchandise Planning and Allocation at Kids Mart from February 1996 to December 1996. From September 1991 to January 1996, Mr. Krakirian held various merchandise control and planning positions at Clothestime Stores, including Director of Merchandise Control and Information Office from October 1994 to January 1996.

         DARRELL KINSLEY has been Vice President, Store Operations since February 2000. From June 1998 through February 2000, Mr. Kinsley was Regional Director for the Western United States. Mr. Kinsley joined Hot Topic in February 1995 as the District Manager for the Eastern United States.

         M. REID KILLEN has been Vice President, Information Technology of the Company since July 1998. From June 1994 to July 1998, Mr. Killen was Director of Applications Development at The Gymboree Corporation. From September 1990 to May 1994, Mr. Killen was a Senior Business Analyst at The Gap, Inc.

             CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

         In addition to risks identified elsewhere in this Annual Report, the Company is subject to other risks, including the following:

         IMPLEMENTATION AND MANAGEMENT OF AGGRESSIVE GROWTH STRATEGY

         The Company's net sales and net income have grown significantly during the past several years, primarily as a result of the opening of stores and, to a lesser extent, the introduction of new products and categories. Fifty-four of the Company's 212 stores opened as of January 29, 2000 had been open for less than one full year. The Company intends to continue to pursue an aggressive growth strategy for the foreseeable future, and its future operating results will depend largely upon its ability to open and operate stores successfully and to manage a larger business profitably. The Company anticipates opening approximately 60 stores during fiscal 2000, which will result in a significant increase in the number of stores operated by the Company. Through fiscal 1994, all of the Company's stores were located in the Western United States. In fiscal 1995, the Company expanded into new markets by opening stores in the Northeastern and Midwestern regions of the United States. The Company plans to continue to enter new markets in various regions of the United States, and approximately one-half of its stores opened in fiscal years 1996, 1997 and 1998 were in new markets. In fiscal 1999, the Company entered four new states. Operation of a greater number of new stores and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by the Company in its existing stores and markets. In addition, there can be no assurance that the Company's expansion within its existing markets will not adversely affect the individual financial performance of the Company's existing stores or its overall results of operations or that new stores will achieve sales and profitability levels consistent with existing stores. The Company will need to continually evaluate the adequacy of its store management and management information and distribution systems to manage its planned expansion. There can be no assurance that the Company will anticipate all of the changing demands that its expanding operations will impose on such systems, and the failure to adapt its systems and procedures to such changing demands could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will successfully achieve its expansion targets or, if achieved, that planned expansion will result in profitable operations.

         The Company's ability to open stores and the performance of such stores will depend upon many factors, including, among others, the Company's ability to identify and enter new markets, locate suitable store sites, negotiate acceptable lease terms, hire and train store managers and sales associates and obtain adequate capital resources on acceptable terms. Early in its history, the Company encountered difficulties in leasing certain store sites. The Company believes these difficulties were in part due to the Company's level of capitalization, its limited operating history at such time, its then unproven store concept, and apprehension on the part of mall operators concerning the Company's teenage customers. In fiscal 1999, a major mall developer asserted that the Company had violated a "use clause" applicable to certain or all of the Company's leases with that developer. As a result, the developer ceased ongoing discussions relating to potential new Hot Topic stores and told the Company that no new leases would be entered into. Upon notice of the alleged violation, the Company adjusted its merchandise mix in stores leased from that developer (and to a somewhat lesser extent, in all other stores) and took certain other actions to ensure ongoing "use clause" compliance. These actions and continuing discussions with the developer resulted in an amended "use clause" for all leases with the developer. In early 2000, the Company satisfied the concerns of the developer and resumed discussions with the developer concerning potential new stores for fiscal 2000 and beyond. During the first quarter of fiscal 2000, the first such lease was executed with the developer for a new store to open in fiscal 2000. There can be no assurance that the Company will not face similar resistance from mall operators or others in the future. If the Company's relations with mall operators or developers are ever again strained, the Company may not grow as planned, may not reach revenue and other targets and may suffer a decline in stock price. Any restrictions on the Company's ability to expand to new store sites or to offer a broad assortment of merchandise could have a material adverse effect on the Company's business, results of operations and financial condition.

         FLUCTUATIONS IN COMPARABLE STORE SALES RESULTS

         A variety of factors affect the Company's comparable store sales including, among others, the timing of releases of new music-related products, music and fashion trends, the general retail sales environment, the Company's ability to efficiently source and distribute products, changes in the Company's merchandise mix and the Company's ability to execute its business strategy efficiently. The Company's comparable store sales results have fluctuated significantly in the past and the Company believes that such fluctuations may continue. The Company's comparable store sales results for fiscal 1994, 1995, 1996, 1997, 1998 and 1999 were 20.3%, (0.9%), 8.9%, 2.2%, 0.4% and 22.8%
respectively. The Company's comparable store sales results were (0.6%), 2.0%, 9.5% and (5.9%) for the first, second, third and fourth quarters, respectively, of fiscal 1998 and 15.3%, 16.9%, 26.1% and 27.1% for the first, second, third and fourth quarters, respectively, of fiscal 1999. Past comparable store sales results are no indication of future results, and there can be no assurance that the Company's comparable store sales results will not decrease in the future. The Company's comparable store sales results could cause the price of the Common Stock to fluctuate substantially.

         DEPENDENCE ON AND CHANGES IN MUSIC AND FASHION TRENDS

         The Company's profitability is largely dependent upon (i) the continued popularity of alternative and rock music, music videos, and MTV among teenagers and college age adults, (ii) the emergence of new artists and the success of music releases and music-related products, (iii) the continuance of a significant level of teenage spending on music-licensed and music-influenced products, and (iv) the Company's ability to anticipate and keep pace with the music, fashion and merchandise preferences of its customers. The popularity of particular types of music, artists, styles and brands is subject to change. The Company's failure to anticipate, identify and react appropriately to changing trends, could lead to, among other things, excess inventories and higher markdowns, which could have a material adverse effect on the Company's business, results of operations and financial condition, and on its image with its customers.

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

         Changes to federal minimum wage laws in each of 1996 and 1997 raised the mandatory minimum wage. California, Washington, Massachusetts and other states have also enacted increases in State required minimum wages that are higher than the Federal requirements. The most recent such increases were effective January 1, 2000 in Washington and Massachusetts where the Company operated a total of 18 stores as of April 21, 2000. Statutory increases in federal and state minimum wages could adversely affect the Company's profitability. The recent state increases and any other such increases will raise minimum wages above current wage rates of certain of the Company's employees, and competitive factors could require corresponding increases in higher employee wage rates, any of which would increase the Company's expenses and adversely affect results of operations.


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

         DEPENDENCE ON KEY VENDORS

         The Company's performance depends on its ability to purchase current music-related merchandise in sufficient quantities at competitive prices. The Company has many sources of merchandise, with the largest vendor, Giant Manufacturing, a Division of the Warner Music Group, supplying 6% of the Company's merchandise purchases in fiscal 1999. Substantially all of the Company's music-licensed products are available only from vendors that have exclusive license rights. In addition, many of the Company's music-influenced products are acquired from small, specialized vendors that create unique products primarily for the Company. The Company's smaller vendors generally have limited resources, production capacities and operating histories, and some of the Company's vendors have limited the distribution of their merchandise in the past. The Company has no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that the Company will be able to acquire desired merchandise in sufficient quantities on terms acceptable to the Company in the future; or that any inability to acquire suitable merchandise, or the loss of one or more key vendors, will not have a material adverse effect on the Company's business, results of operations and financial condition.

         DEPENDENCE ON KEY PERSONNEL

         The Company's performance depends largely on the efforts and abilities of senior management, particularly Orval Madden, the Company's Chief Executive Officer and founder and Elizabeth McLaughlin, the Company's President who has been with the company since 1993. The sudden loss of Mr. Madden's or Ms. McLaughlin's services or the services of other members of the management team could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has a $500,000 key-man life insurance policy on Mr. Madden. There can be no assurance that Mr. Madden, Ms. McLaughlin and the Company's existing management team will be able to manage the Company or its growth or that the Company will be able to attract and retain additional qualified personnel as needed in the future.

         UNCERTAINTIES REGARDING DISTRIBUTION OF MERCHANDISE

         The Company relies upon the United Parcel Service for its product shipments, including shipments to and from all of its stores, and accordingly is subject to the risks, including employee strikes and inclement weather, associated with United Parcel Service's ability to provide delivery services to meet the Company's shipping needs. The Company is also dependent upon temporary employees to adequately staff its distribution facility, particularly during busy periods, such as during the Christmas season and while multiple stores are opening. There can be no assurance that the Company will continue to receive adequate assistance from its temporary employees, or that there will continue to be sufficient sources of temporary employees.

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

         COMPETITION

         The retail apparel and accessory industry is highly competitive. The Company competes with other retailers for vendors and for teenage and college age customers, suitable retail locations and qualified employees and management personnel. Hot Topic currently competes with street alternative stores located primarily in metropolitan areas and with other mall-based teenage-focused retailers such as The Buckle, Millers Outpost, Inc., Pacific Sunwear of California, Inc., Spencer Gifts, Inc., Urban Outfitters, Inc., The Wet Seal, Inc., Gadzooks, Inc., and, to a lesser extent, with music stores and mail order catalogs and Websites. Many of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company. Direct competition with these and other retailers may increase significantly in the future, which could require the Company, among other things, to lower its prices and/or take other measures. Increased competition could have a material adverse effect on the Company's business, results of operations and financial condition.

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

ITEM 2. PROPERTIES

        All of the Company's existing store locations are leased by the Company, with lease terms expiring between 2001 and 2010. The leases for most of the existing stores are for terms of 10 years and provide for contingent rent based upon a percent of sales in excess of specified minimums. Leases for future stores will likely include similar contingent rent provisions.

        The Company's headquarters office and distribution center are located in City of Industry, California, and are occupied under the terms of a lease covering approximately 125,000 square feet. The lease is for a five year term, with two options to extend the lease, each for a three year period. The initial five year term expires in April 2004. The annual base rent for the initial five year term is approximately $525,000.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "HOTT". A two-for-one stock split of the Company's Common Stock became effective December 28, 1999. The stock split was effected by way of a stock dividend. The dividend was distributed to shareholders of record as of December 10, 1999. All share and per share amounts have been restated to reflect the split. The Company consummated its initial public offering in September 1996 at a price of $9.00 per share. The following table sets forth, for the periods indicated, the high and low "sales" prices of the shares of Common Stock of the Company, as reported on the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                 1999                     HIGH                    LOW
                                       ------------            -------------
            First Quarter              $9    1/2               $6     3/8
            Second Quarter             $15   9/16              $8     1/2
            Third Quarter              $18   3/4               $11    29/32
            Fourth Quarter             $26   11/16             $17    3/16

                1998                      HIGH                    LOW
                                       ------------            -------------
            First Quarter              $14   7/8               $11    3/8
            Second Quarter             $14   7/16              $10
            Third Quarter              $11   1/2               $6
            Fourth Quarter             $12   5/8               $5     5/8

         On April 21, 2000, the last sales price of the Common Stock as reported on the Nasdaq National Market was $30.00 per share. As of April 21, 2000, there were approximately 250 holders of record of the Company's Common Stock. This number does not reflect the actual number of beneficial holders of the Company's Common Stock, which the Company believes to be in excess of 1,000 holders.

         The Company has not paid any cash dividends since inception and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

HOT TOPIC, INC. AND
SUBSIDIARIES
SELECTED FINANCIAL DATA:
                                                                                Fiscal Year
                                                   ------------------------------------------------------------------------
                                                    1999            1998            1997           1996            1995
                                                    ----            ----            ----           ----            ----
                                                       (In thousands, except per share data, number of stores,
                                                       comparable store sales and sales per square foot)
STATEMENT OF OPERATIONS DATA:
Net sales                                          $168,949        $103,371         $70,532        $43,618         $23,632
Cost of goods sold, including
buying, distribution and occupancy costs            103,998          65,855          44,417         27,049          15,067
                                                   ---------       ---------       ---------      ---------       ---------
Gross Margin                                         64,951          37,516          26,115         16,569           8,565
Selling, general and administrative expenses         44,749          29,077          19,862         12,846           7,981
                                                   ---------       ---------       ---------      ---------       ---------
Operating income                                     20,202           8,439           6,253          3,723             584
Interest income, net                                    933             931             901            382             143
                                                   ---------       ---------       ---------      ---------       ---------
Income before income taxes                           21,135           9,370           7,154          4,105             727
Income taxes                                          7,634           3,367           2,611          1,535             291
                                                   ---------       ---------       ---------      ---------       ---------
Net income                                          $13,501          $6,003          $4,543         $2,570            $436
Net income per share:
    Basic                                             $1.46           $0.62           $0.48          $0.35           $0.07
    Diluted                                           $1.38           $0.61           $0.46          $0.33           $0.07
Weighted average shares
outstanding
    Basic                                             9,267           9,634           9,381          7,256           6,164
    Diluted                                           9,797           9,912           9,880          7,798           6,270

SELECTED OPERATING DATA:
Number of stores at year end                            212             158             108             68              42
Comparable stores sales increase (decrease)            22.8%            0.4%            2.2%           8.9%           (0.9%)
Average sales per square foot                          $623            $542            $565           $578            $572
Average sales per store (000s)                         $909            $772            $769           $748            $705
BALANCE SHEET DATA:
Working capital                                     $37,564         $28,432         $29,230        $29,247          $5,857
Total assets                                         89,022          58,764          51,953         44,033          14,959
Long-term obligations, including
current portion                                         231             120             161             48              34
Redeemable preferred stock                                -               -               -              -          11,245
Shareholders' equity                                $67,278         $48,749         $44,736        $39,069            $785


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GENERAL

         Hot Topic is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. The Company opened its first store in 1989, and operated 212 stores in 42 states across the United States as of January 29, 2000. The Company opened 18 stores during fiscal 1995, including its first 12 stores in the Midwest and Northeast; 26 stores during fiscal 1996, most of which are in new markets in the Midwest and Northeast adjacent to markets entered in fiscal 1995; 40 stores during fiscal 1997, both in existing markets and in 12 additional states, 50 stores during fiscal 1998, both in existing markets and in 6 additional states; and, 54 stores during fiscal 1999, both in existing markets and in 4 additional states.

         The Company operates on a 52 or 53 week fiscal year which ends on the Saturday nearest to January 31. Fiscal 1997, 1998 and 1999 were 52-week years.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales and certain store data:

                                                                              FISCAL YEAR
                                                           -------------------------------------------------
                                                               1999              1998              1997
                                                           ------------      ------------       ------------
Net sales                                                        100.0%            100.0%             100.0%

Cost of goods sold, including buying, distribution &
 occupancy costs                                                  61.6%             63.7%              63.0%
                                                           ------------      ------------       ------------

Gross margin                                                      38.4%             36.3%              37.0%

Selling, general and
 administrative expenses                                          26.4%             28.1%              28.2%
                                                           ------------      ------------       ------------

Operating income                                                  12.0%              8.2%               8.8%

Interest income, net                                               0.6%              0.9%               1.3%
                                                           ------------      ------------       ------------

Income before income tax                                          12.6%              9.1%              10.1%

Provision for income taxes                                         4.6%              3.3%               3.7%
                                                           ------------      ------------       ------------

Net income                                                         8.0%              5.8%               6.4%
                                                           ============      ============       ============
Number of stores at year end                                       212                158               108
                                                           ============      ============       ============

Comparable store sales increase                                   22.8%              0.4%               2.2%
                                                           ============      ============       ============

FISCAL 1999 COMPARED TO FISCAL 1998

         Net sales increased approximately $65.5 million, or 63%, to $168.9 million in fiscal 1999 from $103.4 million in fiscal 1998. Net sales for the 54 stores opened during fiscal 1999 and for those stores not yet qualifying as comparable stores contributed $44.7 million of the net sales increase. Comparable store sales increased 22.8% in fiscal 1999 and contributed $20.8 million of the increase in net sales. The average store volume increased to $909,000 from $772,000 in fiscal 1998. The sales mix in fiscal 1999 was approximately the same as the mix in fiscal 1998, with apparel and T-shirts contributing approximately 48% of net sales in each fiscal year.

         Gross margin increased approximately $27.4 million to $64.9 million in fiscal 1999 from $37.5 million in fiscal 1998. As a percentage of net sales, gross margin increased to 38.4% in fiscal 1999 from 36.3% in fiscal 1998. The increase, as a percentage of sales, reflected the leveraging of occupancy expense achieved from the significant increase in the average store sales volume and an increase in merchandise margin. Merchandise margin increased approximately 0.4% compared to the prior year, principally from an average higher initial mark-on and lower merchandise markdowns, as a percentage of sales.

         Selling, general and administrative expenses increased approximately $15.6 million to $44.7 million during fiscal 1999 from $29.1 million during fiscal 1998, but decreased as a percentage of net sales to 26.4% in fiscal 1999 from 28.1% in fiscal 1998. The decrease as a percentage of net sales was primarily due to a reduction of corporate overhead expense as a percentage of net sales due to the operating leverage achieved through the Company's larger store base and to a reduction in the store payroll and operating expenses as a percentage of sales due to the operating leverage achieved from the higher average store sales.

         Operating income increased approximately $11.8 million to $20.2 million during fiscal 1999 from $8.4 million during fiscal 1998. As a percentage of net sales, operating income increased significantly to 12.0% in fiscal 1999 from 8.2% in fiscal 1998, principally from the larger store base, higher average store sales and higher margins.

         Interest income, net, of $933,000 during fiscal 1999 was approximately the same as the $931,000 during fiscal 1998.

         The Company's effective tax rate was 36.1% in fiscal 1999 and 35.9% in fiscal 1998. The variance from an expected rate of approximately 40% in both fiscal 1999 and 1998 is a result of a significant portion of each fiscal year's interest income being non-taxable.

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

                                           FISCAL YEAR 1998                                       FISCAL YEAR 1999
                              ----------------------------------------------         ----------------------------------------------
                              FIRST        Second       Third        Fourth          First        Second       Third        Fourth
                              -----        ------       -----        ------          -----        ------       -----        ------
                                                  (In thousands, except selected operating and per share data)
STATEMENT OF OPERATIONS DATA:

     Net sales                $17,314      $20,787      $28,708      $36,561         $28,286      $32,779      $47,964      $59,920
     Gross Margin               5,722        6,776       10,642       14,376           9,746       11,413       19,019       24,773
     Operating income (loss)     (179)         318        2,587        5,713             781        1,638        6,576       11,207
     Net income                   $45         $334       $1,758       $3,866            $635       $1,152       $4,306       $7,408

Net income per share:
     Basic                      $0.01        $0.04        $0.18        $0.40           $0.07        $0.13        $0.47        $0.80
     Diluted                    $0.01        $0.04        $0.18        $0.39           $0.07        $0.12        $0.44        $0.72

     Weighted average
       shares outstanding:

     Basic                      9,556        9,622        9,662        9,696           9,242        9,239        9,286        9,301
     Diluted                    9,958        9,968        9,888        9,832           9,424        9,632        9,839       10,294

SELECTED OPERATING DATA:

     Comparable store
          sales increase         (0.6%)        2.0%         9.5%        (5.9%)          15.3%        16.9%        26.1%        27.1%
     Stores open at end of
          period                  123          133          145          158             168          184          198          212

LIQUIDITY AND CAPITAL RESOURCES

         During the last three fiscal years, the Company's primary uses of cash have been to finance store openings and purchase merchandise inventories. In fiscal 1999, an additional significant use was the equipment and leasehold improvements for a new headquarters office and distribution facility. The Company has satisfied its cash requirements principally from cash flows from operations.

         Cash flows provided by operating activities were $25.8 million, $9.3 million, and $7.2 million in fiscal 1999, 1998 and 1997, respectively. The increases in cash flows from operating activities in fiscal 1999 was primarily attributable to the increase in net income and increases in accounts payable, accrued expenses and income taxes payable, partially off-set by an increase in inventory. The increases in cash flows from operating activities in the 1997 and 1998 fiscal years was primarily attributable to increases in the company's net income.

         Cash flows used in investing activities were $15.8 million, $9.3 million and $8.9 million in fiscal 1999, 1998 and 1997, respectively. Cash flows used in investing activities relate primarily to store openings and, in 1999, approximately $4.2 million was used for equipment and leasehold improvements for the Company's new headquarters office and distribution facility and, in 1997, approximately $750,000 was used to expand the capacity and increase the efficiency of the Company's distribution facility. The Company opened 54, 50 and 40 stores in fiscal 1999, 1998 and 1997, respectively.

         Cash flows provided by financing activities were $5.0 million, ($2.1) million and $1.1 million in fiscal 1999, 1998 and 1997, respectively. In February and March 1999, the company used $1.1 million to repurchase 138,000 shares of its Common Stock and in January 1999, used $3.0 million to repurchase 440,000 shares of its Common Stock.

         The Company anticipates that it will spend approximately $11.5 to $12.5 million to open approximately 60 stores in fiscal 2000. During fiscal 1999, the Company's average capital expenditures to open a store, including leasehold improvements and furniture and fixtures, totaled approximately $175,000. The average initial gross inventory for the new 1999 stores was approximately $75,000 (which was partially financed by trade credit) and pre-opening costs averaged approximately $22,000 for these stores. The Company expects the average total costs associated with opening a store to be approximately the same in fiscal 2000. Pre-opening costs are expensed as incurred. The actual costs that the Company will incur in connection with opening future stores cannot be predicted with precision because such costs will vary based upon, among other things, geographic location, the size of the stores and the extent of the build-out required at the selected sites. Initial inventory requirements vary at new stores depending on the season and current merchandise trends.

         To accommodate its needs in fiscal 1999 and its planned expansion, the Company moved its headquarters office and merchandise distribution facility to a larger leased facility during May and June 1999. The construction of the offices and installation of the distribution equipment commenced in February 1999 and the cost of construction, equipment, fixtures and furniture was approximately $4.2 million. The new facility has a projected capacity of approximately 500 stores.

         During fiscal 1999, after completing an evaluation of its long-term management information system needs, the Company selected new hardware and software for its stores, office and distribution center. The Company is planning to implement the host hardware and software systems at its office and distribution center during the second half of fiscal 2000 and install certain point of sale upgrades at its stores in fiscal 2001. The Company presently estimates the hardware, software, modifications, training and implementation will cost approximately $4 to $5 million. Of that amount, approximately $1.5 million was spent in fiscal 1999. The Company presently estimates the balance will be spent in fiscal 2000 and 2001.

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

YEAR 2000 COMPLIANCE

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed remediation and testing of its technology systems. As a result of those planning and implementation efforts, the Company has experienced no significant disruptions in mission critical information technology and non-information technology systems as of April 7, 2000 and believes those systems successfully responded to the Year 2000 date change. The Company expensed less than $100,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risks relevant to disclosure pursuant to Item 7A are not material and are therefore not required.

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

         The information required by this item with respect to directors is incorporated by reference from the information under the caption "Election of Directors," contained in the Company's Definitive Proxy Statement which will be filed within 120 days of fiscal year-end with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders to be held on June 28, 2000 (the "Proxy Statement").

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

                                                                            Page

Report of Ernst & Young LLP, Independent Auditors.........................   F-1
Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999... F-2 Consolidated Statements of Operations for the years ended January 29, 2000,
    January 30, 1999 and January 31, 1998.................................   F-3
Consolidated Statements of Shareholders' Equity for the years ended January
    29, 2000, January 30, 1999 and January 31, 1998.......................   F-4
Consolidated Statements of Cash Flows for the years ended January 29, 2000,
    January 30, 1999 and January 31, 1998.................................   F-5
Notes to Consolidated Financial Statements................................   F-6


         (a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULES

                All schedules are omitted because they are not required, are not applicable, or the information is included in the Financial Statements or notes thereto.

         (a)(3) INDEX TO EXHIBITS

                See Index to Exhibits beginning on page 28.

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

         (b) REPORTS ON FORM 8-K

             During the quarter ended January 29, 2000, the Registrant filed one current report on Form 8-K. On December 2, 1999, the Registrant filed a Current Report on Form 8-K regarding the Registrant's announcement that it's Board of Directors approved a two-for-one stock split to be implemented as a 100% stock dividend to each of the Registrant's shareholder of record as of December 13, 1999.

         (c) EXHIBITS

             The exhibits required by this Item are listed under Item 14(a)(3).

         (d) FINANCIAL STATEMENT SCHEDULES

             The financial statement schedules required by this Item are listed under Item 14(a)(2).

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Industry, County of Los Angeles, State of California, on the 25th day of April, 2000.

                                 HOT TOPIC, INC.

                                 By:  /s/ Orval D. Madden
                                      ------------------------------------
                                      Orval D. Madden
                                      Chief Executive Officer and Director


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


                    NAME                                                POSITION                           DATE
-----------------------------------------------          -------------------------------------------  ---------------
           /s/ ROBERT M. JAFFE                           Chairman of the Board                        April 25, 2000
-----------------------------------------------
               Robert M. Jaffe

           /s/ ORVAL D. MADDEN                           Chief Executive Officer and Director         April 25, 2000
-----------------------------------------------          (PRINCIPAL EXECUTIVE OFFICER)
               Orval D. Madden

           /s/ JAY A. JOHNSON                            Chief Financial Officer and Assistant        April 25, 2000
-----------------------------------------------          Secretary
               Jay A. Johnson                            (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

           /s/ EDGAR F. BERNER                           Director                                     April 25, 2000
-----------------------------------------------
               Edgar F. Berner

           /s/ STANLEY E. FOSTER                         Director                                     April 25, 2000
-----------------------------------------------
               Stanley E. Foster

           /s/ CORRADO FEDERICO                          Director                                     April 25, 2000
-----------------------------------------------
               Corrado Federico

           /s/ ANDREW SCHUON                             Director                                     April 25, 2000
-----------------------------------------------
               Andrew Schuon

           /s/ BRUCE A. QUINNELL                         Director                                     April 25, 2000
-----------------------------------------------
               Bruce A. Quinnell

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

         10.2     1996 Equity Incentive Plan (the "1996 Plan"). (1)

         10.3 Form of Nonstatutory Stock Option Agreement of Registrant pursuant to the 1996 Plan. (1)

         10.4 Form of Incentive Stock Option Agreement of Registrant pursuant to the 1996 Plan. (1)

         10.5     Non-Employee Directors' Stock Option Plan. (1)

         10.6     Employee Stock Purchase Plan. (1)

         10.7 Letter Agreement regarding Employment Terms, dated August 9, 1994, entered into between Registrant and Elizabeth M. McLaughlin. (1)

         10.8 401(k) Defined Contribution Plan of Registrant, effective as of August 1, 1995. (1)

         10.9 Industrial Real Estate Lease (Multi-Tenant Facility), dated December 10, 1998, entered into between Registrant's wholly owned subsidiary, Hot Topic Administration, Inc. and Majestic Realty Co. and Patrician Associates, Inc. (2)

         10.10 Guaranty of Lease, dated December 10, 1998, entered into between the Registrant and Majestic Realty Co. and Patrician Associates, Inc. (2)

         23.1     Consent of Ernst & Young LLP, Independent Auditors.

         24.1     Power of Attorney. Reference is made to page 27.

         27.1     Financial Data Schedule.

------------
(1) Filed as an exhibit to Registrant's Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.

(2) Filed as an exhibit to Registrant's Annual Report on Form 10K for the year ended January 30, 1999 and incorporated herein by reference.

                         Report of Independent Auditors

The Board of Directors and Shareholders
Hot Topic, Inc.

We have audited the accompanying consolidated balance sheets of Hot Topic, Inc. as of January 29, 2000 and January 30, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hot Topic, Inc. and subsidiaries at January 29, 2000 and January 30, 1999, and the results of its consolidated operations and its consolidated cash flows for each of the three years in the period ended January 29, 2000 in conformity with generally accepted accounting principles.

                                                         /S/  Ernst & Young LLP

March 9, 2000


                                  Hot Topic, Inc. and Subsidiaries

                                     Consolidated Balance Sheets
                                                                        JANUARY 29,       JANUARY 30,
                                                                           2000               1999
                                                                     ---------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $   39,549,654   $    24,573,874
   Inventory                                                             15,366,745        10,446,626
   Prepaid expenses and other                                             1,580,433         1,440,286
   Deferred tax asset (NOTE 6)                                              721,161           321,825
                                                                     ---------------------------------
Total current assets                                                     57,217,993        36,782,611

Leaseholds, fixtures and equipment, net (NOTE 2)                         31,721,478        21,895,132
Deposits and other                                                           82,986            86,922
                                                                     ---------------------------------
Total assets                                                         $   89,022,457   $    58,764,665
                                                                     =================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $    6,215,011   $     2,186,462
   Accrued payroll and related expenses                                   8,452,469         4,035,805
   Accrued sales and other taxes payable                                    637,623           382,742
   Federal and state income taxes payable                                 4,288,815         1,715,559
   Current portion of obligations under capital leases                       59,736            29,629
                                                                     ---------------------------------
Total current liabilities                                                19,654,654         8,350,197

Deferred rent (NOTE 3)                                                    1,104,709           743,711
Capital lease obligations, less current portion (NOTE 3)                    170,767            89,908
Deferred tax liability (NOTE 6)                                             815,796           831,703

Shareholders' equity (NOTE 4):
   Common shares, no par value; 50,000,000 shares
     authorized; 9,660,844 and 9,308,862 shares issued
     and outstanding at January 29, 2000 and January 30,
     1999, respectively                                                  40,667,571        35,675,752
   Deferred compensation                                                     (6,727)          (42,619)
   Retained earnings                                                     26,616,687        13,116,013
                                                                     ---------------------------------
Total shareholders' equity                                               67,277,531        48,749,146
                                                                     ---------------------------------
Total liabilities and shareholders' equity                           $   89,022,457   $    58,764,665
                                                                     =================================

SEE ACCOMPANYING NOTES.


                                  Hot Topic, Inc. and Subsidiaries

                                  Consolidated Statements of Income

                                                                     YEARS ENDED
                                                  JANUARY 29,         JANUARY 30,        JANUARY 31,
                                                      2000               1999               1998
                                              ----------------------------------------------------------
Net sales                                     $    168,948,553    $    103,370,683   $     70,531,592
Cost of goods sold, including buying,
   distribution and occupancy costs                103,998,031          65,854,559         44,416,873
                                              ---------------------------------------------------------
Gross margin                                        64,950,522          37,516,124         26,114,719

Selling, general and administrative expenses        44,748,988          29,077,124         19,861,808
                                              ---------------------------------------------------------
Operating income                                    20,201,534           8,439,000          6,252,911

Interest income                                       (964,826)           (951,119)          (917,348)
Interest expense                                        32,086              20,296             16,787
                                              ----------------------------------------------------------
Income before income taxes                          21,134,274           9,369,823          7,153,472

Provision for income taxes (NOTE 6)                  7,633,600           3,366,900          2,610,800
                                              ----------------------------------------------------------
Net income                                    $     13,500,674    $      6,002,923   $      4,542,672
                                              =========================================================
Net income per share:
   Basic                                      $           1.46    $           0.62   $           0.48
                                              =========================================================
   Diluted                                    $           1.38    $           0.61   $           0.46
                                              =========================================================

Shares used in computing net income
 per share:
     Basic                                           9,266,852           9,634,048          9,380,980
     Diluted                                         9,797,362           9,911,594          9,879,894

SEE ACCOMPANYING NOTES.


                                       Hot Topic, Inc. and Subsidiaries

                                Consolidated Statements of Shareholders' Equity

                                                Common Shares                                           Total
                                        ------------------------------  Deferred       Retained     Shareholders'
                                            Shares        Amount      Compensation     Earnings        Equity
                                        ---------------------------------------------------------------------------
Balance at February 1, 1997                 9,198,506  $  36,613,148  $    (114,403) $   2,570,418  $  39,069,163
   Exercise of stock options                  316,644        446,528              -              -        446,528
   Employee stock purchase plan                 4,062         37,692              -              -         37,692
   Amortization of deferred compensation            -              -         35,892              -         35,892
   Tax benefit from exercise of
     options                                        -        603,624              -              -        603,624
   Net income                                       -              -              -      4,542,672      4,542,672
                                        ---------------------------------------------------------------------------
   Balance at January 31, 1998              9,519,212     37,700,992        (78,511)     7,113,090     44,735,571
   Exercise of stock options                  222,154        388,728              -              -        388,728
   Employee stock purchase plan                 7,496         49,500              -              -         49,500
   Repurchase common stock                   (440,000)    (2,968,565)                                  (2,968,565)
   Amortization of deferred compensation            -              -         35,892              -         35,892
   Tax benefit from exercise of
     options                                        -        505,097              -              -        505,097
   Net income                                       -              -              -      6,002,923      6,002,923
                                        ---------------------------------------------------------------------------
Balance at January 30, 1999                 9,308,862     35,675,752        (42,619)    13,116,013     48,749,146
                                        ---------------------------------------------------------------------------
   Exercise of stock options                  482,096      4,187,278              -              -      4,187,278
   Employee stock purchase plan                 7,886         60,469              -              -         60,469
   Repurchase common stock                   (138,000)    (1,064,863)             -              -     (1,064,863)
   Amortization of deferred compensation            -              -         35,892              -         35,892
   Tax benefit from exercise of
     options                                        -      1,808,935              -              -      1,808,935
   Net income                                       -              -              -     13,500,674     13,500,674
                                        ---------------------------------------------------------------------------
Balance at January 29, 2000                 9,660,844  $  40,667,571  $      (6,727) $  26,616,687  $  67,277,531
                                        ===========================================================================

SEE ACCOMPANYING NOTES.


                                       Hot Topic, Inc. and Subsidiaries

                                     Consolidated Statements of Cash Flows

                                                                               YEARS ENDED
                                                              JANUARY 29,      JANUARY 30,       JANUARY 31,
                                                                 2000              1999             1998
                                                           -----------------------------------------------------
OPERATING ACTIVITIES
Net income                                                   $   13,500,674   $    6,002,923    $    4,542,672

Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                5,890,519        4,069,200         2,872,483
     Deferred rent                                                  360,998          234,889           189,816
     Deferred compensation                                           35,892           35,892            35,892
     Deferred taxes                                                (415,243)         124,198           104,238
     Loss on disposal of fixed assets                                10,072                -            46,071
     Changes in operating assets and liabilities:
       Inventory                                                 (4,920,119)      (2,810,030)       (2,699,378)
       Prepaid expenses and other current assets                   (140,147)        (782,537)          335,485
       Deposits and other assets                                      3,936          (46,397)           (4,982)
       Accounts payable                                           4,028,549          480,803           478,556
       Accrued payroll and related expenses                       4,601,036        1,409,150           792,152
       Accrued sales and other taxes payable                        254,881          118,883            54,077
       Income taxes payable                                       2,5736256          488,804           492,687
                                                           -----------------------------------------------------
Net cash provided by operating activities                        25,784,304        9,325,778         7,239,769

INVESTING ACTIVITIES
Purchases of property and equipment                             (15,763,802)      (9,274,002)       (8,869,800)
                                                           -----------------------------------------------------
Net cash used in investing activities                           (15,763,802)      (9,274,002)       (8,869,800)

FINANCING ACTIVITIES
Payments on capital lease obligations                               (36,541)         (31,689)          (30,031)
Repurchase common shares                                         (1,064,863)      (2,968,565)                -
Proceeds from employee stock purchases and
   exercise of stock options, including related
   tax benefit                                                    6,056,682          943,325         1,087,844
                                                           -----------------------------------------------------
Net cash provided by (used in) financing activities               4,955,278       (2,056,929)        1,057,813
                                                           -----------------------------------------------------
Increase (Decrease) in cash and cash equivalents                 14,975,780       (2,005,153)         (572,218)
Cash and cash equivalents at beginning of year                   24,573,874       26,579,027        27,151,245
                                                           -----------------------------------------------------
Cash and cash equivalents at end of year                     $   39,549,654   $   24,573,874    $   26,579,027
                                                           =====================================================

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest                       $       32,086   $       20,296    $       16,787
                                                           =====================================================
Cash paid during the year for income taxes                   $    8,574,900   $    2,245,212    $    1,415,012
                                                           =====================================================
Capital lease obligations entered into for equipment         $      112,400   $            -    $      142,990
                                                           =====================================================

SEE ACCOMPANYING NOTES.

                        Hot Topic, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                January 29, 2000

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

FISCAL YEAR

The Company's fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 were 52 week years.

REVENUE RECOGNITION

Retail merchandise sales are recognized at the point of sale less estimated sales returns.

INCOME TAXES

The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which prescribes the use of the liability method to compute the difference between the tax basis of assets and liabilities and the related financial reporting amounts using currently enacted tax laws and rates.

NET INCOME PER SHARE

Net income per share has been computed in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share" (see Note 5). A two-for-one stock split became effective December 28, 1999. All share and per share amounts have been restated to reflect the split.

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

LONG-LIVED ASSETS

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. At January 29, 2000, the Company believes there has been no impairment of the value of such assets.

                        Hot Topic, Inc. and Subsidiaries

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principle Board Opinion No. 25, "Accounting for stock issued to Employees".

2. LEASEHOLDS, FIXTURES AND EQUIPMENT

Leaseholds, fixtures and equipment are summarized as follows:

                                                       JANUARY 29,       JANUARY 30,
                                                          2000              1999
                                                 --------------------------------------
Furniture, fixtures and equipment                  $    25,396,222   $    17,709,670
Leasehold improvements                                  21,419,124        14,725,529
                                                 --------------------------------------
                                                        46,815,346        32,435,199
Less accumulated depreciation and amortization         (15,093,868)      (10,540,067)
                                                 --------------------------------------
                                                   $    31,721,478   $    21,895,132
                                                 ======================================

3. COMMITMENTS

LEASES

The Company has entered into lease agreements for retail and office space under primarily noncancelable leases with terms ranging from three to approximately ten years. In December 1998, a wholly-owned subsidiary of the Company entered into a lease for a building for a new office and distribution facility. The lease provides for a five year term and two three year lease extensions. The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or 6% to 8% of annual sales volume. Certain of the leases provide for increasing minimum annual rental amounts. Rent expense is recorded evenly over the term of the lease. Accordingly, deferred rent, as reflected in the accompanying balance sheets, represents the difference between rent expense accrued and amounts paid under the terms of the lease agreement. Total rent expense for the years ended January 29, 2000, January 30, 1999 and January 31, 1998 was $10,364,345, $7,505,514 and $5,138,226, respectively, including contingent rentals of $1,221,200, $293,759 and $272,900, respectively.

                        Hot Topic, Inc. and Subsidiaries

3. COMMITMENTS (CONTINUED)

LEASES (CONTINUED)

The Company leases certain equipment under capital lease obligations. Cost and accumulated depreciation of equipment under capital leases were $291,151 and $49,440, respectively, at January 29, 2000, $168,930 and $49,137, respectively, at January 30, 1999 and $186,489 and $41,243, respectively, at January 31, 1998.

Annual future minimum lease payments under operating and capital leases as of January 29, 2000 are as follows:

                                                                OPERATING           CAPITAL
Fiscal year                                                       LEASES            LEASES
------------                                                ------------------------------------
2001                                                          $    11,647,694   $        81,429
2002                                                               11,589,796            56,413
2003                                                               11,500,756            98,743
2004                                                               11,305,950            29,116
2005                                                               10,820,425
Thereafter                                                         35,836,889
                                                            ------------------------------------
Total minimum lease payments                                  $    92,701,510           265,701
                                                            ===================
Less amounts representing interest                                                       35,198
                                                                                ----------------

Present value of future minimum capital lease payments                                  230,503
Less amounts due in one year                                                             59,736
                                                                                ----------------

Long-term portion of obligations under capital leases                           $       170,767
                                                                                ================

4. SHAREHOLDERS' EQUITY

STOCK OPTIONS

Under the Company's long-term incentive plans (the Plans) the Company may grant stock options to employees, directors or consultants of the Company as deemed appropriate by the Board of Directors. The exercise price of options granted under the Plan shall be determined by the Board of Directors at the date of grant and shall not be lower than (i) 100% of the fair market value of the Company's common stock on the date of grant for incentive stock options, (ii) 85% of the fair market value of the Company's common stock on the date of grant for non-statutory stock options, and (iii) 110% of the fair market value of the Company's common stock on the date of grant for persons possessing 10% or more

                        Hot Topic, Inc. and Subsidiaries

4. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

of the total combined voting power of all classes of stock of the Company. Unless the Board of Directors declares otherwise, options vest over four years and generally expire ten years from the date of grant. An aggregate of 2,660,000 shares of common stock may be issued pursuant to the plans. As of January 29, 2000, 308,688 shares were available for future grants.

In June 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the Stock Purchase Plan). The Stock Purchase Plan provides for the issuance of up to 300,000 shares of common stock to employees of the Company. Under the Stock Purchase Plan, all eligible employees are granted identical rights to purchase common stock for each Board-authorized offering under the Stock Purchase Plan. Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee's employment for any reason. In general, an employee may withdraw from participation in an offering at any time during the purchase period for such offering. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings occur every six months commencing January 1, 1997.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: weighted-average risk-free interest rates of 6%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 0.80 for 1999, 0.79 for 1998 and 0.53 for 1997; and a weighted average expected life of the option of 5 years. The weighted average fair value of options granted during the year is $10.02, $7.33 and $6.44 per share for fiscal 1999, 1998 and 1997, respectively.

                        Hot Topic, Inc. and Subsidiaries

4. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   1999              1998             1997
                                            ---------------------------------------------------
Pro forma net income                        $   11,303,530     $    4,495,809   $    3,888,986
Pro forma earnings per share
       Basic                                         $1.22              $0.47            $0.42
       Diluted                                       $1.20              $0.46            $0.41

A summary of the Company's stock option activity and related information follows:

                                       JANUARY 29, 2000         JANUARY 30, 1999        JANUARY 31, 1998
                                    -------------------------------------------------------------------------
                                                 WEIGHTED                 WEIGHTED                WEIGHTED
                                                 AVERAGE                  AVERAGE                  AVERAGE
                                                 EXERCISE                 EXERCISE                EXERCISE
                                      OPTIONS     PRICE       OPTIONS      PRICE       OPTIONS      PRICE
                                    -------------------------------------------------------------------------
Outstanding at beginning of year     1,398,302     $10.23    1,124,620       $8.22     798,244        $2.11
   Granted                             512,200      $7.37      573,176      $10.81     672,704       $12.19
   Exercised                          (482,096)     $8.69     (222,154)      $1.75    (316,644)       $1.42
   Canceled                           (101,844)    $10.43      (77,340)      $9.61     (29,684)       $6.52
                                    -------------------------------------------------------------------------
Outstanding at end of year           1,326,562      $9.67    1,398,302      $10.23   1,124,620        $8.22
                                    =========================================================================

Exercisable at end of year             273,142     $10.88      392,570       $8.55     242,300        $2.04

Exercise prices for options outstanding as of January 29, 2000 ranged from $1.25 to $13.94. Of the 1,326,562 options outstanding at January 29, 2000, 44,638 have exercise prices ranging from $1.25 to $2.50, 592,812 have exercise prices ranging from $6.82 to $9.63 and 689,112 have exercise prices ranging from $10.00 to $13.94. The weighted average remaining contractual life of those options is 8 years.

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

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share for the year ended, is as follows:

                                                 JANUARY 29,        JANUARY 30,      JANUARY 31,
                                                    2000               1999             1998
                                            ------------------------------------------------------
Basic EPS Computation:
   Numerator                                  $   13,500,674     $    6,002,923   $    4,542,672
   Denominator:
     Weighted average common shares
       outstanding                                 9,266,852          9,634,048        9,380,980
                                            ------------------------------------------------------
     Total shares                                  9,266,852          9,634,048        9,380,980
                                            ------------------------------------------------------
Basic EPS                                     $         1.46     $         0.62   $         0.49
                                            ======================================================

Diluted EPS Computation:
   Numerator                                  $   13,500,674     $    6,002,923   $    4,542,672
   Denominator:
     Weighted average common shares
       outstanding                                 9,266,852          9,634,048        9,380,980
     Incremental shares from assumed
       conversion of options                         530,510            277,546          498,914
                                            ------------------------------------------------------
     Total shares                                  9,797,362          9,911,594        9,879,894
                                            ------------------------------------------------------
Diluted EPS                                   $         1.38     $         0.61   $         0.46
                                            ======================================================

                        Hot Topic, Inc. and Subsidiaries

6. INCOME TAXES

Following is the composition of the provision for income taxes for the years ended:

                                                 JANUARY 29,       JANUARY 30,      JANUARY 31,
                                                    2000              1999             1998
                                             -----------------------------------------------------
  Current:
     Federal                                    $   6,873,075     $    2,770,434   $    2,042,664
     State                                          1,183,325            472,268          463,898
                                             -----------------------------------------------------
                                                    8,056,400          3,242,702        2,506,562
  Deferred:
     Federal                                         (393,151)           127,057           89,336
     State                                            (29,649)            (2,859)          14,902
                                             -----------------------------------------------------
                                                     (422,800)           124,198          104,238
                                             -----------------------------------------------------
  Total income tax expense                      $   7,633,600     $    3,366,900   $    2,610,800
                                             =====================================================

Significant components of the Company's deferred tax assets and liabilities:

                                                                  JANUARY 29,      JANUARY 30,
                                                                     2000              1999
                                                              ------------------------------------
Current deferred tax assets:
   Accrued vacation and other                                   $      227,759     $      230,496
   Inventory                                                           445,380            291,499
   State taxes                                                         258,895             78,833
   Other liabilities                                                  (196,373)          (264,503)
                                                              ------------------------------------
Total deferred tax assets                                              735,661            336,325
Valuation allowance for deferred tax assets                            (14,500)           (14,500)
                                                              ------------------------------------
Net current deferred tax assets                                        721,161            321,825

Noncurrent deferred tax liabilities:
   Depreciation                                                     (1,176,467)        (1,033,235)
   Deferred rent                                                       360,671            201,532
                                                              ------------------------------------
Total noncurrent deferred tax liabilities                             (815,796)          (831,703)
                                                              ------------------------------------
Net deferred tax (liability) asset                              $      (94,635)    $     (509,878)
                                                              ====================================

                        Hot Topic, Inc. and Subsidiaries

6. INCOME TAXES (CONTINUED)

Reconciliation of provision for taxes to statutory tax rate for the years ended:

                                               JANUARY 29,       JANUARY 30,       JANUARY 31,
                                                   2000              1999             1998
                                            ---------------------------------------------------
Statutory federal rate                            35.0%             34.0%             34.0%
Permanent differences                             (1.3)             (2.9)             (3.9)
State and local taxes, net of federal
   benefit                                         2.8               3.3               4.4
Change in valuation allowance and other
   items                                          (0.5)              1.5               2.0
                                            ---------------------------------------------------
Effective income tax rate                         36.1%             35.9%             36.5%
                                            ===================================================

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