Form 10-Q
period 2000-04-29
HOT TOPIC INC /CA/
filed 2000-06-06
CIK 1017712

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
      X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      -    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  April 29, 2000
                                --------- ----

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               -------------      -------------.

                         COMMISSION FILE NUMBER: 0-28784

                                 HOT TOPIC, INC.
                                 --- ------ ----
             (Exact name of Registrant as specified in Its Charter)

CALIFORNIA                                              77-0198182
----------                                              ----------
(State of Incorporation)                   (IRS Employer Identification No.)

18305 EAST SAN JOSE AVE., CITY OF INDUSTRY, CA                       91748
----- ---- --- ---- ----- ---- -- --------- --                     ----------
(address of principal executive offices)                           (Zip Code)

(Telephone number of registrant)  (626) 839-4681
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date:
June 2, 2000 - 9,868,883 shares, no par value.
----------------------------------------------

                                 HOT TOPIC, INC.
                               INDEX TO FORM 10-Q


                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Consolidated Balance Sheets - April 29, 2000 and January 29, 2000    3

         Consolidated Statements of Income for the
          13 weeks ended April 29, 2000 and May 1, 1999                       4

         Consolidated Statements of Cash Flows for the 13
          weeks ended April 29, 2000 and May 1, 1999                          5

         Notes to Consolidated Financial Statements                           6


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7-9

Item 3.  Quantitative and Qualitative Disclosure about Market Risk            9

PART II. OTHER INFORMATION                                                    9

         SIGNATURE PAGE                                                       9


                                  HOT TOPIC, INC. and SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)

                                                           April 29, 2000          Jan 29, 2000(a)
                                                          ---------------          ---------------
ASSETS
Current Assets:
         Cash and cash equivalents                        $   31,425,000           $   39,550,000
         Inventory                                            20,020,000               15,367,000
         Prepaid expenses and other                            3,336,000                1,580,000
         Deferred tax asset                                      721,000                  721,000
                                                          ---------------          ---------------
Total current assets                                          55,502,000               57,218,000

Leaseholds, fixtures and equipment:
         Furniture, fixtures and equipment                    26,816,000               25,396,000
         Leasehold improvements                               23,138,000               21,419,000
                                                          ---------------          ---------------
                                                              49,954,000               46,815,000
         Less accumulated depreciation                        16,733,000               15,094,000
                                                          ---------------          ---------------
Net leaseholds, fixtures and equipment                        33,221,000               31,721,000
Deposits and other assets                                         82,000                   83,000
                                                          ---------------          ---------------

Total Assets                                              $   88,805,000           $   89,022,000
                                                          ===============          ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                                     $8,241,000               $6,215,000
         Accrued payroll and related expenses                  5,970,000                8,452,000
         Accrued sales and other taxes payable                   851,000                  638,000
         Income taxes payable                                    163,000                4,289,000
         Current portion of capital
          lease obligations                                       59,000                   60,000
                                                          ---------------          ---------------
Total current liabilities                                     15,284,000               19,654,000

Deferred rent                                                  1,181,000                1,104,000
Capital lease obligations, less
 current portion                                                 164,000                  171,000
Deferred tax liability                                           816,000                  816,000

Shareholders' equity
         Common shares, no par value; 50,000,000
         shares authorized; 9,834,791 and
         9,660,844 issued and outstanding at
         April 29, 2000 and January 29, 2000,
         respectively                                         42,301,000               40,668,000
Deferred compensation                                                  -                   (7,000)
Retained earnings                                             29,059,000               26,616,000
                                                          ---------------          ---------------
 Total shareholders' equity                                   71,360,000               67,277,000
                                                          ---------------          ---------------
 Total liabilities and
     shareholders' equity                                 $   88,805,000           $   89,022,000
                                                          ===============          ===============

(a) - The balance sheet at Jan. 29, 2000 is derived from the audited financial statements at that date. See accompanying notes.

                        HOT TOPIC, INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                       First Quarter
                                                      (13 weeks ended)
                                             ----------------------------------
                                             April 29, 2000        May 1, 1999
                                             --------------      --------------

Net sales                                    $  44,839,000       $  28,286,000
Cost of goods sold, including
 buying, distribution and
 occupancy costs                                28,070,000          18,540,000
                                             --------------      --------------
Gross margin                                    16,769,000           9,746,000
Selling, general and
 administrative expenses                        13,312,000           8,965,000
                                             --------------      --------------
Operating income                                 3,457,000             781,000
Interest income-net                                421,000             219,000
                                             --------------      --------------
Income before income taxes                       3,878,000           1,000,000
Provision for income taxes                       1,435,000             365,000
                                             --------------      --------------
Net income                                   $   2,443,000       $     635,000
                                             ==============      ==============
Net income per share
     Basic                                   $        0.25       $        0.07
     Diluted                                 $        0.23       $        0.07
Weighted average shares outstanding
     Basic                                       9,721,000           9,242,000
     Diluted                                    10,508,000           9,424,000

See accompanying notes.


                                         HOT TOPIC, INC. and SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)


                                                                  Year-to-date
                                                                 (13 weeks) ended
                                                       ----------------------------------
                                                       April 29, 2000        May 1, 1999
                                                       --------------      --------------
Net income                                             $   2,443,000       $     635,000
    Adjustments to reconcile net
     income to net cash flows
     used in operating activities:
    Depreciation and amortization                          1,772,000           1,211,000
    Deferred rent                                             77,000             144,000
    Deferred compensation                                      7,000               9,000
    Loss on disposal of fixed assets                          14,000               3,000
Changes in operating assets and liabilities:
Inventory                                                 (4,653,000)         (2,527,000)
Prepaid expenses and other                                (1,755,000)           (865,000)
Accounts payable                                           2,026,000           2,268,000
Accrued payroll and related expenses                      (2,482,000)           (363,000)
Accrued sales and other taxes payable                        213,000             205,000
Income taxes payable                                      (4,126,000)         (1,654,000)
                                                       --------------      --------------
Net cash used
 in operating activities                                  (6,464,000)           (934,000)

Investing Activities:
Purchases of property and equipment                       (3,286,000)         (4,319,000)
                                                       --------------      --------------
Net cash used in investing activities                     (3,286,000)         (4,319,000)

Financing Activities:
Payments on capital lease
 obligations                                                  (8,000)             (7,000)
Repurchase common shares                                           -          (1,065,000)
Proceeds from exercise of stock options                    1,633,000               1,000
                                                       --------------      --------------
Net cash provided
 by (used in) financing activities                         1,625,000          (1,071,000)
                                                       --------------      --------------
Decrease in cash and cash equivalents                     (8,125,000)         (6,324,000)

Cash and cash equivalents
 at the beginning of period                               39,550,000          24,574,000
                                                       --------------      --------------

Cash and cash equivalents
 at the end of period                                  $  31,425,000       $  18,250,000
                                                       ==============      ==============
Supplemental Information:
         Cash paid during the period
           for interest                                $       7,000       $       4,000
         Cash paid during the period
           for income taxes                            $   5,816,000       $   2,018,000


See accompanying notes.

                        HOT TOPIC, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Organization and Basis of Presentation:
         ---------------------------------------

         Hot Topic, Inc. (the "Company") is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. At the end of the quarter (April 29, 2000), the Company operated 224 stores in 43 states throughout the United States.

         The information set forth in these financial statements is unaudited except for the January 29, 2000 Balance Sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 weeks ended April 29, 2000 are not necessarily indicative of the results that may be expected for the year ending February 3, 2001. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

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

RESULTS OF OPERATIONS

13 Weeks Ended April 29, 2000 (First Quarter of Fiscal 2000)
------------------------------------------------------------
Compared to 13 Weeks Ended May 1, 1999 (First Quarter of Fiscal 1999)
---------------------------------------------------------------------

         Net sales increased $16,553,000, or 58.5%, to $44,839,000 during the first quarter of fiscal 2000 from $28,286,000 during the first quarter of fiscal 1999. The increased net sales in the first quarter of fiscal 2000 were attributable to an increase in the number of stores, and to a 24.1% increase in comparable store sales as compared to the first quarter of fiscal 1999. Net sales for the 67 stores not yet qualifying as comparable stores contributed approximately $10,150,000 of the increase in net sales. The comparable store sales increase of 24.1% contributed approximately $6,400,000 of the increase in net sales. In the first quarter of fiscal 1999, comparable store sales increased by 15.3%. Sales of apparel category merchandise, as a percentage of total net sales, were 50% in the first quarter of 2000 compared to 47% in the first quarter of 1999.

         Gross margin increased approximately $7,023,000 to $16,769,000 during the first quarter of fiscal 2000 from $9,746,000 during the first quarter of fiscal 1999. As a percentage of net sales, gross margin increased to 37.4% during the first quarter of fiscal 2000 from 34.5% in the first quarter of fiscal 1999. The increase in gross margin as a percentage of net sales reflects an increase in merchandise margins and the leveraging of occupancy expenses by the higher average net sales per store, both offset in part by higher distribution costs. The Company's merchandise margins, as a percentage of sales, were approximately 1.2% higher in the first quarter of 2000 compared to the first quarter of 1999, principally from an average higher initial mark up and lower shrinkage. As a percentage of sales, distribution costs increased in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999, principally from higher rent expense for the new distribution center that the Company moved into during the second quarter of fiscal 1999.

         Selling, general and administrative expenses increased approximately $4,347,000 to $13,312,000 during the first quarter of fiscal 2000 from $8,965,000 during the first quarter of fiscal 1999, but decreased as a percentage of net sales to 29.7% in the first quarter of fiscal 2000 from 31.7% in the first quarter of fiscal 1999. The decrease as a percentage of net sales was primarily attributable to a reduction of general and administrative expense as a percentage of net sales due to the operating leverage achieved through the higher average sales per store.

         Operating income increased approximately $2,676,000 to $3,457,000 during the first quarter of fiscal 2000 from $781,000 during the first quarter of fiscal 1999. As a percentage of net sales, the operating income was 7.7% in the first quarter of fiscal 2000 compared to 2.8% in the first quarter of fiscal 1999.

         Interest income, net, increased approximately $202,000 to $421,000 in the first quarter of fiscal 2000 from $219,000 in the first quarter of fiscal 1999, principally due to higher average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, as well as during the first quarter of fiscal 2000, the Company's primary uses of cash have been to finance store openings and purchase merchandise inventories. The Company has historically satisfied its cash requirements principally from cash flows from operations, and in earlier years also from proceeds from the sale of equity securities.

         Cash flows used in operating activities were ($6,464,000) and ($934,000) in the first quarter of fiscal 2000 and 1999, respectively. The increase in cash flows used in operating activities in the first quarter of fiscal 2000 was primarily due to the increase in inventories, payments of bonuses earned in fiscal 1999 and payment of income taxes, all net of an increase in net income.

         Cash flows used in investing activities were ($3,286,000) and ($4,319,000) in the first quarter of fiscal 2000 and 1999, respectively. Cash flows used in investing activities relate primarily to store openings, computer hardware and software and, in 1999, also to the construction, equipment, fixtures and furniture for the Company's new headquarters and merchandise distribution facility. The Company opened 12 and 10 stores in the first quarter of fiscal 2000 and 1999, respectively.

         Cash flows provided by (used in) financing activities were $1,625,000 and ($1,071,000) in the first quarter of fiscal 2000 and 1999, respectively. In the first quarter of fiscal 1999, the company used $1,065,000 to repurchase 69,000 shares of its Common Stock. In addition, $1,633,000 was received on the exercise of stock options in the first quarter of fiscal 2000 compared to $1,000 in the first quarter of fiscal 1999.

         The Company believes that its current cash balances and cash generated from operations will be sufficient to fund its operations and planned expansion through fiscal 2000.

SEASONALITY

         The Company's business is subject to seasonal influences, with heavier concentrations of sales during the Christmas holiday, back-to-school season, the Halloween holiday and other periods when schools are not in session. The Christmas holiday season remains the Company's single most important selling season. As is the case with many retailers of apparel, accessories and related merchandise, the Company typically experiences lower net sales during the first fiscal quarter. The Company does not believe that inflation has had a material adverse effect on its net sales or results of operations. The Company has generally been able to pass on increased costs related to inflation through increases in selling prices.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

         Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, which represent the Company's expectations or beliefs concerning future events. These forward looking statements involve risks and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the sufficiency of the Company's working capital and cash flows from operating activities, the implementation and management of the Company's growth strategy, the demand for the merchandise offered by the Company, the ability of the Company to obtain adequate merchandise supply, the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand, the effect of economic conditions, the effect of severe weather or natural disasters, and the effect of competitive pressures from other retailers as well as other risks detailed from time to time in the Company's SEC reports, including the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.


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

                                            Hot Topic, Inc.
                                            (Registrant)



Date:         6/5/2000                      /s/ Orval D. Madden
              --------                      --- ----- -- ------
                                            Orval D. Madden
                                            Chief Executive Officer (principal
                                             executive officer)


Date:         6/5/2000                      /s/ Jay A. Johnson
              --------                      --- --- -- -------
                                            Jay A. Johnson
                                            Chief Financial Officer
                                            (principal financial and accounting
                                             officer)