Form 10-Q
period 2000-07-29
HOT TOPIC INC /CA/
filed 2000-09-08
CIK 1017712

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      X      SECURITIES EXCHANGE ACT OF 1934
      -

For the quarterly period ended  July 29, 2000
                                -------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               -------------      ------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: August 30, 2000
- 9,897,933 shares, no par value.

                                 HOT TOPIC, INC.
                               INDEX TO FORM 10-Q
                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Consolidated Balance Sheets - July  29, 2000 and January 29, 2000    3

         Consolidated Statements of Income for the:
           13 and 26 weeks ended July 29, 2000 and July  31, 1999             4

         Consolidated Statements of Cash Flows for the 26
           weeks ended July 29, 2000 and July 31, 1999                        5

         Notes to Consolidated Financial Statements                           6


Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            7

Item 3.   Quantitative and qualitative disclosure about market risk           10


PART II.  OTHER INFORMATION                                                   10

Item 4.   Submission of Matters to a Vote of Security Holders                 10

Item 6.   Exhibits and Reports on form 8-K                                    10

SIGNATURE PAGE                                                                11

                        HOT TOPIC, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                   July 29,2000   Jan 29,2000(a)
                                                   -------------   -------------
ASSETS
Current Assets:
         Cash and cash equivalents                 $ 28,647,000    $ 39,550,000
         Inventory                                   24,930,000      15,367,000
         Prepaid expenses and other                   7,732,000       1,580,000
         Deferred tax asset                             721,000         721,000
                                                   -------------   -------------
Total current assets                                 62,030,000      57,218,000

Leaseholds, fixtures and equipment:
         Furniture, fixtures and equipment           29,624,000      25,396,000
         Leasehold improvements                      25,691,000      21,419,000
                                                   -------------   -------------
                                                     55,315,000      46,815,000
         Less accumulated depreciation               18,607,000      15,094,000
                                                   -------------   -------------
Net leaseholds, fixtures and equipment               36,708,000      31,721,000
Deposits and other assets                                95,000          83,000
                                                   -------------   -------------

Total Assets                                       $ 98,833,000    $ 89,022,000
                                                   ============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                          $ 11,365,000    $  6,215,000
         Accrued payroll and related expenses         7,532,000       8,452,000
         Accrued sales and other taxes payable        1,003,000         638,000
         Income taxes payable                         1,744,000       4,289,000
         Current portion of capital
          lease obligations                              75,000          60,000
                                                   -------------   -------------
 Total current liabilities                           21,719,000      19,654,000

Deferred rent                                         1,252,000       1,104,000
Capital lease obligations, less
 current portion                                        138,000         171,000
Deferred tax liability                                  816,000         816,000

Shareholders' equity
         Common shares, no par value; 50,000,000
         shares authorized; 9,894,709 and
         9,660,844 issued and outstanding at
         July 29, 2000 and January 29, 2000,
         respectively                                42,728,000      40,668,000
Deferred compensation                                         -          (7,000)
Retained earnings                                    32,180,000      26,616,000
                                                   -------------   -------------
 Total shareholders' equity                          74,908,000      67,277,000
                                                   -------------   -------------
 Total liabilities and
     shareholders' equity                          $ 98,833,000    $ 89,022,000
                                                   =============   =============

(a) - The balance sheet at Jan. 29, 2000 is derived from the audited financial statements at that date. See accompanying notes.

                        HOT TOPIC, INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                           Second Quarter
                                                          (13 weeks ended)
                                                     ---------------------------
                                                    July 29, 2000  July 31, 1999

Net sales                                            $51,718,000    $32,779,000
Cost of goods sold, including
 buying, distribution and
 occupancy costs                                      32,431,000     21,366,000
                                                     ------------   ------------
Gross margin                                          19,287,000     11,413,000
Selling, general and
 administrative expenses                              14,709,000      9,775,000
                                                     ------------   ------------
Operating income                                       4,578,000      1,638,000
Interest income-net                                      376,000        177,000
                                                     ------------   ------------
Income before
 income taxes                                          4,954,000      1,815,000
Provision for
 income taxes                                          1,833,000        663,000
                                                     ------------   ------------
Net income                                           $ 3,121,000    $ 1,152,000
                                                     ============   ============
Net income per share
     Basic                                           $      0.32    $      0.13
     Diluted                                         $      0.29    $      0.12
Weighted average shares outstanding
     Basic                                             9,866,000      9,239,000
     Diluted                                          10,647,000      9,632,000

See accompanying notes
                                                             Six Months
                                                          (26 weeks ended)
                                                     ---------------------------
                                                    July 29, 2000  July 31, 1999

Net sales                                            $96,556,000    $61,065,000
Cost of goods sold, including
 buying, distribution and
 occupancy costs                                      60,501,000     39,906,000

Gross margin                                          36,055,000     21,159,000
Selling, general and
 administrative expenses                              28,021,000     18,740,000
                                                     ------------   ------------
Operating income                                       8,034,000      2,419,000
Interest income-net                                      798,000        396,000
                                                     ------------   ------------
Income before income taxes                             8,832,000      2,815,000
Provision for income taxes                             3,268,000      1,028,000
                                                     ------------   ------------
Net income                                           $ 5,564,000    $ 1,787,000
                                                     ============   ============
Net income per share
     Basic                                           $      0.57    $      0.19
     Diluted                                         $      0.53    $      0.19
Weighted average shares outstanding
     Basic                                             9,793,000      9,240,000
     Diluted                                          10,577,000      9,528,000

See accompanying notes

                        HOT TOPIC, INC. and SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

                                                   Year-to-date (26 weeks) ended
                                                  ------------------------------
                                                  July 29, 2000    July 31, 1999

Net income                                        $  5,564,000     $  1,787,000
    Adjustments to reconcile net
     income to net cash flows provided by
     (used in) operating activities:
    Depreciation and amortization                    3,667,000        2,594,000
    Deferred rent                                      147,000          209,000
    Deferred compensation                                7,000           18,000
    Loss on disposal of fixed assets                    70,000          192,000
Changes in operating assets and liabilities:
Inventory                                           (9,563,000)      (6,837,000)
Prepaid expenses and other                          (6,152,000)      (1,098,000)
Deposits and other assets                              (13,000)          (4,000)
Accounts payable                                     5,150,000        6,498,000
Accrued payroll and related expenses                  (921,000)         580,000
Accrued sales and other taxes payable                  366,000          280,000
Income taxes payable                                (2,545,000)        (991,000)
                                                  -------------    -------------
Net cash flows provided by (used
 in) operating activities                           (4,223,000)       3,228,000

Investing Activities:
Purchases of property and equipment                 (8,723,000)      (9,559,000)
                                                  -------------    -------------
Net cash flows used in
   investing activities                             (8,723,000)      (9,559,000)

Financing Activities:
Payments on capital lease
 obligations                                           (17,000)         (16,000)
Repurchase common shares                                     -       (1,065,000)
Proceeds from exercise of stock options              2,060,000          427,000
                                                  -------------    -------------
Net cash flows (used in) provided
 by financing activities                             2,043,000         (654,000)
                                                  -------------    -------------
Decrease in cash
 and cash equivalents                              (10,903,000)      (6,985,000)

Cash and cash equivalents
 at the beginning of period                         39,550,000       24,574,000
                                                  -------------    -------------

Cash and cash equivalents
 at the end of period                             $ 28,647,000     $ 17,589,000
                                                  =============    =============
Supplemental Information:
         Cash paid during the period
           for interest                           $     17,000     $     12,000
         Cash paid during the period
           for income taxes                       $  9,772,000     $  2,145,000
         Capital lease obligations
           entered into for equipment                        -     $    112,000


See accompanying notes.

                        HOT TOPIC, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Organization and Basis of Presentation:
         ---------------------------------------

         Hot Topic, Inc. (the "Company") is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. At the end of the quarter (July 29, 2000), the Company operated 247 stores in 44 states throughout the United States.

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

         In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 and 26 weeks ended July 29, 2000 are not necessarily indicative of the results that may be expected for the year ending February 3, 2001. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

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

RESULTS OF OPERATIONS

13 Weeks Ended July 29, 2000 (Second Quarter of Fiscal 2000) Compared to 13 Weeks Ended July 31, 1999 (Second Quarter of Fiscal 1999)
--------------------------------------------------------------------------------

         Net sales increased $18,939,000 or 57.8%, to $51,718,000 during the second quarter of fiscal 2000 from $32,779,000 during the second quarter of fiscal 1999. The increased sales in the second quarter of fiscal 2000 were attributable to an increase in the number of stores and to a 21.8% increase in comparable store sales as compared to the second quarter of fiscal 1999. Net sales for the 83 stores not yet qualifying as comparable stores contributed approximately $12,450,000 of the increase in net sales. The comparable store sales increase of 21.8% contributed approximately $6,500,000 of the increase in net sales. In the second quarter of fiscal 1999, comparable store sales increased by 16.9% as compared to the second quarter of fiscal 1998. Sales of apparel category merchandise, as a percentage of total net sales, were 49% in the second quarter of 2000 compared to 47% in the second quarter of 1999. Average sales per store increased by approximately 19% to $220,000 in the current quarter from $185,000 in last year's second quarter.

         Gross margin increased approximately $7,874,000 to $19,287,000 during the second quarter of fiscal 2000 from $11,413,000 during the second quarter of fiscal 1999. As a percentage of net sales, gross margin increased to 37.3% during the second quarter of fiscal 2000 from 34.8% in the second quarter of fiscal 1999. The increase in gross margin as a percentage of net sales reflects primarily an increase in merchandise margins and the leveraging of occupancy expenses by the higher average net sales per store. The Company's merchandise margins, as a percentage of sales, were approximately 0.9% higher in the second quarter of 2000 compared to the second quarter of 1999, principally from an average higher initial mark up and lower shrinkage. Distribution and buying expenses were also slightly lower as a percentage of sales in the current quarter compared to the last year's second quarter, reflecting increased efficiencies.

          Selling, general and administrative expenses increased approximately $4,934,000 to $14,709,000 during the second quarter of fiscal 2000 from $9,775,000 during the second quarter of fiscal 1999, but decreased as a percentage of net sales to 28.4% in the second quarter of fiscal 2000 from 29.8% in the second quarter of fiscal 1999. The decrease as a percentage of net sales was primarily attributable to a reduction of general and administrative expense as a percentage of net sales due to the operating leverage achieved through the higher average sales per store.

         Operating income increased approximately $2,940,000 to $4,578,000 during the second quarter of fiscal 2000 from $1,638,000 during the second quarter of fiscal 1999. As a percentage of net sales, the operating income was 8.9% in the second quarter of fiscal 2000 compared to 5.0% in the second quarter of fiscal 1999.

         Interest income, net, increased approximately $199,000 to $376,000 in the second quarter of fiscal 2000 from $177,000 in the second quarter of fiscal 1999, principally due to higher average cash balances.

26 Weeks Ended July 29, 2000 (First Six Months of Fiscal 2000) Compared to 26 Weeks Ended July 31, 1999 (First Six Months of Fiscal 1999)
--------------------------------------------------------------------------------

         Net sales increased $35,491,000, or 58.1%, to $96,556,000 during the first six months of fiscal 2000 from $61,065,000 during the first six months of fiscal 1999. Net sales for the 83 stores not yet qualifying as comparable stores contributed approximately $22,550,000 of the increase in net sales. Comparable store sales increased 22.9% and contributed approximately $12,900,000 of the increase in net sales for the first six months of fiscal 2000. The increased sales in the first six months of fiscal 2000 were attributable to increases in the sales of apparel category merchandise as a percentage of total net sales and improvements in the allocation and distribution of merchandise to the stores.

         Gross margin increased approximately $14,896,000 to $36,055,000 during the first six months of fiscal 2000 from $21,159,000 during the first six months of fiscal 1999. As a percentage of net sales, gross margin increased to 37.3% during the first six months of fiscal 2000 from 34.7% in the first six months of fiscal 1999. The increase in gross margin as a percentage of net sales reflects primarily an increase in merchandise margins and the leveraging of occupancy expenses by the higher average net sales per store. The Company's merchandise margins, as a percentage of sales, were approximately 1.0% higher in the first six months of fiscal 2000 compared to the first six months of fiscal 1999, principally from an average higher initial mark up and lower shrinkage.

         Selling, general and administrative expenses increased approximately $9,281,000 to $28,021,000 during the first six months of fiscal 2000 from $18,740,000 during the first six months of fiscal 1999, but decreased as a percentage of net sales to 29.0% in the first six months of fiscal 2000 from 30.7% in the first six months of fiscal 1999. The decrease as a percentage of net sales was primarily attributable to a reduction of general and administrative expense as a percentage of net sales due to the operating leverage achieved through the higher average sales per store.

         Operating income increased to $8,034,000 during the first six months of fiscal 2000 from $2,419,000 during the first six months of fiscal 1999. As a percentage of net sales, operating income was 8.3% for the first six months of fiscal 2000 compared to 4.0% for the first six months of fiscal 1999.

         Interest income, net, increased approximately $402,000 to $798,000 in the first six months of fiscal 2000 from $396,000 in the first six months of fiscal 1999, principally due to higher average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, as well as during the second quarter and first half of fiscal 2000, the Company's primary uses of cash have been to finance store openings and to purchase merchandise inventories. The Company has historically satisfied its cash requirements principally from cash flows from operations, and in earlier years also from proceeds from the sale of equity securities.

         Working capital at July 29, 2000 was $40,311,000 compared to $37,564,000 at January 29, 2000.

         Cash flows (used in) provided by operating activities were ($4,223,000) and $3,228,000 in the first six months of fiscal 2000 and 1999, respectively. The increase in cash flows used in operating activities in the first six months of fiscal 2000 was primarily due to the increase in inventories, increase in prepaid and other expenses, payments of bonuses earned in fiscal 1999 and payment of income taxes, all net of an increase in net income.

         Cash flows used in investing activities were $8,723,000 and $9,559,000 in the first six months of fiscal 2000 and 1999, respectively. Cash flows used in investing activities relate primarily to store openings, computer hardware and software and, in 1999, to the construction, equipment, fixtures and furniture for the Company's new headquarters and merchandise distribution facility. The Company opened 35 and 26 stores in the first six months of fiscal 2000 and 1999, respectively.

         Cash flows provided by (used in) financing activities were $2,043,000 and ($654,000) in the first six months of fiscal 2000 and 1999, respectively. In the first six months of 2000, $2,060,000 was received on the exercise of stock options compared to $427,000 in the first six months of fiscal 1999. The increase in cash flows used in financing activities is primarily due to the Company's use of $1,065,000 to repurchase 138,000 shares of its Common Stock in the first six months of fiscal 1999.

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

Item 4.  Submission of Matters to a vote of Security Holders

         The annual meeting of shareholders of the Company (the "Annual Meeting") was held on June 28, 2000 in the City of Industry, California. The Company had 9,834,791 shares of Common Stock outstanding as of May 4, 2000, the record date for the Annual Meeting.

Proposal 1 - Election of Directors

         Each of the candidates listed below were duly elected to the Board of directors at the Annual Meeting by the tally indicated.

                  Candidate                   Votes in Favor      Votes Withheld
                  ---------                   --------------      --------------
               Robert M. Jaffe                  8,411,315             575,831
               Orval D. Madden                  6,834,573           2,152,573
               Elizabeth M. McLaughlin          8,939,475              47,671
               Edgar F. Berner                  8,937,657              49,489
               Bruce A. Quinnell                8,938,907              48,239
               Corrado Federico                 8,937,557              49,589
               Andrew Schuon                    8,938,707              49,439

Proposal 2 - Amendment to the 1996 Equity Incentive Stock Option Plan

     Votes in favor               Votes Against            Votes Abstained
     --------------               -------------            ---------------
        3,475,336                  3,269,513                    12,234

Proposal 3 - Amendment to the 1996 Non-Employee Director Stock Option Plan

     Votes in favor               Votes Against            Votes Abstained
     --------------               -------------            ---------------
        7,503,481                  1,452,700                     3,965

Proposal 4 - Ratification of Selection of Ernst & Young, LLP as Independent Auditors

     Votes in favor               Votes Against            Votes Abstained
     --------------               -------------            ---------------
        8,979,993                      5,315                     1,838

Item 6  -  Exhibits and Reports on Form 8-K
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

                                 Hot Topic, Inc.
                                 (Registrant)


Date:  9/5/2000                  /s/ Elizabeth M. McLaughlin
       --------                  ---------------------------
                                 Elizabeth M. McLaughlin
                                 President and Chief
                                 Executive Officer (principal executive officer)

Date:  9/5/2000                  /s/ Jay A. Johnson
       --------                  ---------------------------
                                 Jay A. Johnson
                                 Chief Financial Officer
                                 (principal financial and accounting officer)