Form 10-Q
period 2000-10-28
HOT TOPIC INC /CA/
filed 2000-12-12
CIK 1017712

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 28, 2000
                                                ----------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

                         COMMISSION FILE NUMBER: 0-28784

                                 HOT TOPIC, INC.
                                 ---------------
             (Exact name of Registrant as Specified in Its Charter)

                CALIFORNIA                            77-0198182
                ----------                            ----------
        (State of Incorporation)           (IRS Employer Identification No.)

        18305 EAST SAN JOSE AVE., CITY OF INDUSTRY, CA          91748
        ----------------------------------------------        ----------
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: November 30, 2000 - 10,064,298 shares, no par value. - (See Note 4 - Subsequent Event, Stock Split)


                                 HOT TOPIC, INC.
                               INDEX TO FORM 10-Q
                                                                                     Page No.
PART I.         FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Consolidated Balance Sheets - October 28, 2000 and January 29, 2000            3

         Consolidated Statements of Income for the:
           13 and 39 weeks ended October 28, 2000 and October 30, 1999                  4-5

         Consolidated Statements of Cash Flows for the 39
           weeks ended October  28, 2000 and October 30, 1999                           6

         Notes to Consolidated Financial Statements                                     7


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                          8-11

Item 3.  Quantitative and qualitative disclosure about market risk                      12


PART II.        OTHER INFORMATION                                                       12

Item 6.  Exhibits and Reports on form 8-K                                               12

SIGNATURE PAGE                                                                          12


                             HOT TOPIC, INC. and SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)

                                                               Oct. 28, 2000      Jan 29, 2000(a)
                                                               -------------       -------------
ASSETS
Current Assets:
         Cash and cash equivalents                             $ 41,362,000        $ 39,550,000
         Inventory                                               23,839,000          15,367,000
         Prepaid expenses and other-Note 3                        7,480,000           1,581,000
         Deferred tax asset                                         721,000             721,000
                                                               -------------       -------------
Total current assets                                             73,402,000          57,219,000

Leaseholds, fixtures and equipment:
         Furniture, fixtures and equipment                       31,639,000          25,396,000
         Leasehold improvements                                  28,056,000          21,419,000
                                                               -------------       -------------
                                                                 59,695,000          46,815,000
         Less accumulated depreciation                           20,788,000          15,094,000
                                                               -------------       -------------
Net leaseholds, fixtures and equipment                           38,907,000          31,721,000
Deposits and other assets                                           101,000              83,000
                                                               -------------       -------------

Total Assets                                                   $112,410,000        $ 89,023,000
                                                               =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                                      $  9,749,000        $  6,215,000
         Accrued payroll and related expenses                     9,462,000           8,452,000
         Accrued sales and other taxes payable                    1,702,000             638,000
         Income taxes payable                                     6,885,000           4,289,000
         Current portion of capital
          lease obligations                                          72,000              60,000
                                                               -------------       -------------
 Total current liabilities                                       27,870,000          19,654,000

Deferred rent                                                     1,327,000           1,104,000
Capital lease obligations, less current portion                     132,000             171,000
Deferred tax liability                                              816,000             816,000

Shareholders' equity
         Common shares, no par value; 50,000,000
         shares authorized; 9,908,586 and
         9,660,844 issued and outstanding at
         October 28, 2000 and January 29, 2000,
         respectively                                            42,767,000          40,668,000
Deferred compensation                                                     -              (7,000)
Retained earnings                                                39,498,000          26,617,000
                                                               -------------       -------------
 Total shareholders' equity                                      82,265,000          67,278,000
                                                               -------------       -------------
 Total liabilities and
     Shareholders' equity                                      $112,410,000        $ 89,023,000
                                                               =============       =============

--------
     (a) The balance sheet at Jan. 29, 2000 is derived from the audited financial statements at that date.
     See accompanying notes.


                        HOT TOPIC, INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                              Third Quarter
                                                            (13 weeks ended)
                                                       ---------------------------
                                                    Oct. 28, 2000        Oct.30, 1999

Net sales                                           $72,203,000          $47,964,000
Cost of goods sold, including
 buying, distribution and
 occupancy costs                                     42,993,000           28,945,000
                                                    ------------         ------------
Gross margin                                         29,210,000           19,019,000
Selling, general and
 administrative expenses                             18,045,000           12,443,000
                                                    ------------         ------------
Operating income                                     11,165,000            6,576,000
Interest income-net                                     449,000              205,000
                                                    ------------         ------------
Income before income taxes                           11,614,000            6,781,000
Provision for income taxes                            4,297,000            2,475,000
                                                    ------------         ------------
Net income                                          $ 7,317,000          $ 4,306,000
                                                    ============         ============

Net income per share:
     Basic                                          $      0.74          $      0.47
     Diluted                                        $      0.68          $      0.44
Weighted average shares outstanding:
     Basic                                            9,897,000            9,286,000
     Diluted                                         10,713,000            9,839,000
See accompanying notes.


                        HOT TOPIC, INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                               Nine Months
                                                            (39 weeks ended)
                                                   ---------------------------------
                                                   Oct. 28, 2000        Oct. 30, 1999

Net sales                                          $168,759,000         $109,029,000
Cost of goods sold, including
 buying, distribution and
 occupancy costs                                    103,494,000           68,851,000
                                                   -------------        -------------
Gross margin                                         65,265,000           40,178,000
Selling, general and
 administrative expenses                             46,066,000           31,183,000
                                                   -------------        -------------
Operating income                                     19,199,000            8,995,000
Interest income-net                                   1,247,000              601,000
                                                   -------------        -------------
Income before
 income taxes                                        20,446,000            9,596,000
Provision for
 income taxes                                         7,565,000            3,503,000
                                                   -------------        -------------
Net income                                         $ 12,881,000         $  6,093,000
                                                   =============        =============

Net income per share:
     Basic                                         $       1.31         $       0.66
     Diluted                                       $       1.21         $       0.63
Weighted average shares outstanding:
     Basic                                            9,828,000            9,256,000
     Diluted                                         10,622,000            9,632,000
See accompanying notes.

                                                5


                                  HOT TOPIC, INC. and SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

                                                                  Year-to-date (39 weeks) ended
                                                                  -----------------------------

Operating Activities:                                         Oct. 28, 2000           Oct. 30, 1999
                                                              -------------           -------------
Net income                                                    $ 12,881,000            $  6,093,000
Adjustments to reconcile net
    income to net cash flows provided by
    operating activities:
     Depreciation and amortization                               5,848,000               4,179,000
     Deferred rent                                                 223,000                 281,000
     Deferred compensation                                           7,000                  27,000
     Loss on disposal of fixed assets                               70,000                 192,000
Changes in operating assets and liabilities:
     Inventory                                                  (8,472,000)             (6,131,000)
     Prepaid expenses and other                                 (5,899,000)             (1,655,000)
     Deposits and other assets                                     (18,000)                  8,000
     Accounts payable                                            3,534,000               4,665,000
     Accrued payroll and related expenses                        1,010,000               3,616,000
     Accrued sales and other taxes payable                       1,064,000                 548,000
     Income taxes payable                                        2,596,000               1,461,000
                                                              -------------           -------------

Net cash provided by operating activities                       12,844,000              13,284,000

Investing Activities:
Purchases of property and equipment                            (13,104,000)            (14,983,000)
                                                              -------------           -------------
Net cash used in investing activities                          (13,104,000)            (14,983,000)

Financing Activities:
Payments on capital lease obligations                              (27,000)                (25,000)
Repurchase of common shares                                             --              (1,065,000)
Proceeds from exercise of stock options                          2,099,000                 539,000
                                                              -------------           -------------

Net cash provided by (used in)
  financing activities                                           2,072,000                (551,000)
                                                              -------------           -------------
Increase/(Decrease)in cash
  and cash equivalents                                           1,812,000              (2,250,000)

Cash and cash equivalents
  at the beginning of period                                    39,550,000              24,574,000
                                                              -------------           -------------

Cash and cash equivalents
  at the end of period                                        $ 41,362,000            $ 22,324,000
                                                              =============           =============

Supplemental Information:
         Cash paid during the period
           for interest                                       $     24,000            $     24,000
         Cash paid during the period
           for income taxes                                   $  9,772,000            $  2,358,000
         Capital lease obligations
           entered into for equipment                                   --            $    112,000
See accompanying notes.

                                                  6

                        HOT TOPIC, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Organization and Basis of Presentation:
         ---------------------------------------

         Hot Topic, Inc. (the "Company") is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. At the end of the quarter (October 28, 2000), the Company operated 267 stores in 45 states throughout the United States.

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

         In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 and 39 weeks ended October 28, 2000 are not necessarily indicative of the results that may be expected for the year ending February 3, 2001. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

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


NOTE 3.  Prepaid Expense and Other:
         --------------------------

The components of prepaid expenses is as follows:

                                        OCT. 28, 2000      JAN. 29, 2000
            DESCRIPTION                   $ AMOUNT            $ AMOUNT
            -----------                 ------------        ------------
        Accounts Receivable             $ 1,788,000         $   868,000
        Prepaid Corporate Taxes           4,799,000              35,000
        Supply Inventory                    605,000             512,000
        Miscellaneous other                 288,000             166,000
                                        ------------        ------------
Total                                   $ 7,480,000         $ 1,581,000
                                        ============        ============

NOTE 4. Subsequent Event
        ----------------

         On December 1, 2000, the Company's Board of Directors approved a two-for-one stock split to be implemented as a 100% stock dividend. On the effective date of December 27, 2000, each Hot Topic shareholder of record as of December 14, 2000 will receive one additional share of Common Stock for each share of Common Stock held. In addition, the number of shares of Common Stock reserved for issuance or subject to outstanding options granted under Hot Topic's stock plans will increase by 100%.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes related thereto.

RESULTS OF OPERATIONS

13 Weeks Ended October 28, 2000 (Third Quarter of Fiscal 2000) Compared to 13 Weeks Ended October 30, 1999 (Third Quarter of Fiscal 1999)
---------------------------------------------------------------

         Net sales increased $24,239,000 or 50.5%, to $72,203,000 during the third quarter of fiscal 2000 from $47,964,000 during the third quarter of fiscal 1999. The increased sales in the third quarter of fiscal 2000 were attributable to an increase in the number of stores and to a 15.3% increase in comparable store sales as compared to the third quarter of fiscal 1999. The comparable store sales increase of 15.3% contributed approximately $17,315,000 of the increase in net sales. In the third quarter of fiscal 1999, comparable store sales increased by 26.1% as compared to the third quarter of fiscal 1998. Net sales for the 90 stores not yet qualifying as comparable stores contributed approximately $6,924,000 of the increase in net sales. Average sales per store increased by 12% to approximately $279,000 in the current quarter from $249,000 in last year's third quarter. T-shirt and apparel sales accounted for 54% of sales in this year's quarter, compared to approximately 52% in last year's third quarter.

         Gross margin increased approximately $10,191,000 to $29,210,000 during the third quarter of fiscal 2000 from $19,019,000 during the third quarter of fiscal 1999. As a percentage of net sales, gross margin increased to 40.5% during the third quarter of fiscal 2000 from 39.7% in the third quarter of fiscal 1999. The increase in gross margin as a percentage of net sales reflects primarily an increase in merchandise margins and the leveraging of store occupancy expenses achieved from the significant increase in the average store sales volume. The Company's merchandise margins, as a percentage of sales, were approximately 0.5% higher in the third quarter of 2000 compared to the third quarter of 1999, principally from lower markdowns as a percentage of sales. Distribution and buying expenses were also slightly lower as a percentage of sales in the current quarter compared to the last year's third quarter, reflecting increased efficiencies.

         Selling, general and administrative expenses increased approximately $5,602,000 to $18,045,000 during the third quarter of fiscal 2000 from $12,443,000 during the third quarter of fiscal 1999, but decreased as a percentage of net sales to 25.0% in the third quarter of fiscal 2000 from 25.9% in the third quarter of fiscal 1999. The decrease as a percentage of net sales was primarily attributable to a reduction of general and administrative expense as a percentage of net sales due to the operating leverage achieved through the higher average sales per store.

         Operating income increased approximately $4,589,000 to $11,165,000 during the third quarter of fiscal 2000 from $6,576,000 during the third quarter of fiscal 1999. As a percentage of net sales, the operating income was 15.5% in the third quarter of fiscal 2000 compared to 13.7% in the third quarter of fiscal 1999.

         Interest income, net, increased approximately $244,000 to $449,000 in the third quarter of fiscal 2000 from $205,000 in the third quarter of fiscal 1999, principally due to higher average cash balances.

         The Company's effective tax rate was 37.0% in the third quarter of fiscal 2000 and 36.5% in the third quarter of fiscal 1999. The higher rate is principally attributable to the tax-exempt interest income, which is a smaller percentage of pre-tax income in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999.

39 Weeks Ended October 28, 2000 (First Nine Months of Fiscal 2000) Compared to 39 Weeks Ended October 30, 1999 (First Nine Months of Fiscal 1999)
------------------------------------------------------------------

         Net sales increased $59,730,000, or 54.8%, to $168,759,000 during the first nine months of fiscal 2000 from $109,029,000 during the first nine months of fiscal 1999. Comparable store sales increased 19.6% and contributed approximately $47,147,000 of the increase in net sales for the first nine months of fiscal 2000. In the first nine months of fiscal 1999, comparable store sales increased by 20.4% as compared to the first nine months of fiscal 1998. Net sales for the 90 stores not yet qualifying as comparable stores contributed approximately $12,583,000 of the increase in net sales. The increased sales in the first nine months of fiscal 2000 were primarily attributable to increases in the sales of apparel category merchandise and greater efficiencies in the allocation and distribution of merchandise to the stores.

         Gross margin increased approximately $25,087,000 to $65,265,000 during the first nine months of fiscal 2000 from $40,178,000 during the first nine months of fiscal 1999. As a percentage of net sales, gross margin increased to 38.7% during the first nine months of fiscal 2000 from 36.9% in the first nine months of fiscal 1999. The increase in gross margin as a percentage of net sales reflects primarily an increase in merchandise margins and the leveraging of occupancy expenses by the higher average net sales per store. The Company's merchandise margins, as a percentage of sales, were approximately 0.6% higher in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999, principally from an average higher initial mark up and lower shrinkage.

         Selling, general and administrative expenses increased approximately $14,883,000 to $46,066,000 during the first nine months of fiscal 2000 from $31,183,000 during the first nine months of fiscal 1999, but decreased as a percentage of net sales to 27.3% in the first nine months of fiscal 2000 from 28.6% in the first nine months of fiscal 1999. The decrease as a percentage of net sales was primarily attributable to a reduction of general and administrative expense as a percentage of net sales due to the operating leverage achieved through the higher average sales per store.

         Operating income increased to $19,199,000 during the first nine months of fiscal 2000 from $8,995,000 during the first nine months of fiscal 1999. As a percentage of net sales, operating income was 11.4% for the first nine months of fiscal 2000 compared to 8.3% for the first nine months of fiscal 1999.

         Interest income, net, increased approximately $646,000 to $1,247,000 in the first nine months of fiscal 2000 from $601,000 in the first nine months of fiscal 1999, principally due to higher average cash balances.

         The Company's effective tax rate was 37.0% in the first nine months of fiscal 2000 and 36.5% in the first nine months of fiscal 1999. The higher rate is principally attributable to the tax-exempt interest income, which is a smaller percentage of pre-tax income in fiscal 2000 compared to fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, as well as during the third quarter and first nine months of fiscal 2000, the Company's primary uses of cash have been to finance store openings and to purchase merchandise inventories. The Company has historically satisfied its cash requirements principally from cash flows from operations, and in earlier years also from proceeds from the sale of equity securities.

         Working capital at October 28, 2000 was $45,531,000 compared to $37,564,000 at January 29, 2000.

         Cash flows provided by operating activities were $12,844,000 and $13,204,000 in the first nine months of fiscal 2000 and 1999, respectively. The decrease in cash flows provided by operating activities in the first nine months of fiscal 2000 was primarily due to an increase in merchandise inventories, an increase in prepaid and other assets and a decrease in accounts payable and accrued payroll in the first nine months of fiscal 2000. These were offset by increases in net income, depreciation, sales tax payable and an increase in income taxes payable in the first nine months of fiscal 2000.

         Cash flows used in investing activities were ($13,104,000) and ($14,983,000) in the first nine months of fiscal 2000 and 1999, respectively. Cash flows used in investing activities relate primarily to store openings, computer hardware and software and, in 1999, to the construction, equipment, fixtures and furniture for the Company's new headquarters and merchandise distribution facility. The Company opened 55 and 40 stores in the first nine months of fiscal 2000 and 1999, respectively.

         Cash flows provided by (used in) financing activities were $2,072,000 and ($551,000) in the first nine months of fiscal 2000 and 1999, respectively. In the first nine months of 2000, $2,099,000 was received on the exercise of stock options compared to $539,000 in the first nine months of fiscal 1999. In the first nine months of fiscal 1999 the increase in cash flows used in financing activities was primarily due to the Company's use of $1,065,000 to repurchase 138,000 shares of its Common Stock.

         The Company believes that its current cash balances and cash generated from operations will be sufficient to fund its operations and planned expansion through fiscal 2001.

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, which represent the Company's expectations or beliefs concerning future events. These forward looking statements involve risks and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the sufficiency of the Company's working capital and cash flows from operating activities, the implementation and management of the Company's growth strategy, including the Company's new store concepts and Internet store, the demand for the merchandise offered by the Company, the ability of the Company to obtain adequate merchandise supply, the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand, the effect of economic conditions, the effect of severe weather or natural disasters, and the effect of competitive pressures from other retailers as well as other risks detailed from time to time in the Company's SEC reports, including the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

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

                                 Hot Topic, Inc.
                                 (Registrant)


Date:   12/12/2000               /S/ Elizabeth M. McLaughlin
        ----------               ---------------------------

                                 Elizabeth M. McLaughlin
                                 President and Chief
                                 Executive Officer (principal executive officer)

Date:   12/12/2000               /S/ Jay A. Johnson
        ----------               ------------------

                                 Jay A. Johnson
                                 Chief Financial Officer
                                 (principal financial and accounting officer)