Form 10-K
period 2001-02-03
HOT TOPIC INC /CA/
filed 2001-05-02
CIK 1017712

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .

         The number of shares outstanding of the registrant's Common Stock was 20,495,590 as of April 20, 2001.

         The aggregate market value of Common Stock held by non-affiliates of the registrant as of April 20, 2001 was approximately $622,088,000, based on the closing price on that date of Common Stock on the Nasdaq National Stock Market.*

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2001, to be filed with the Securities and Exchange Commission (the "SEC") no later than 120 days after February 3, 2001, are incorporated by reference into Part III of this Form 10-K (Items 10 through 13).

------------
*Excludes 544,089 shares of Common Stock held by directors and officers and shareholders whose beneficial ownership exceeds 10% of the shares outstanding on April 20, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

         THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS REGARDING THE EXTENT AND TIMING OF FUTURE REVENUES AND EXPENSES AND CUSTOMER DEMAND, STATEMENTS REGARDING EXPECTED FINANCIAL RESULTS, THE PROFITABILITY OF FUTURE SALES OF THE COMPANY'S PRODUCTS, NEW STORE OPENINGS AND NEW STORE CONCEPTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE DATE HEREOF AND WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN OR UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS, OR INDUSTRY RESULTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE BUT ARE NOT LIMITED TO:
RELATIONSHIPS WITH MALL DEVELOPERS AND OPERATORS, THE AVAILABILITY OF CASH AND/OR MALL SPACE FOR PLANNED EXPANSION, FLUCTUATIONS IN SALES AND STORE SALE RESULTS, UNCERTAINTIES RELATED TO NEW STORE OPENINGS, NEW STORE CONCEPTS, MUSIC AND FASHION TRENDS, COMPETITION FROM OTHER RETAILERS, SUCCESS OF JOINT VENTURES AND RELATIONSHIPS WITH AND RELIANCE UPON THIRD PARTIES, UNCERTAINTIES GENERALLY ASSOCIATED WITH SPECIALTY RETAILING, AND THE OTHER FACTORS REFERRED TO HEREIN INCLUDING, BUT NOT LIMITED TO, THE ITEMS DISCUSSED IN PART I, ITEM 1 UNDER THE CAPTION "CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS" AND IN PART II,
ITEM 7 UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         Hot Topic, Inc. ("Hot Topic" or the "Company") is a rapidly growing, mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. The Company believes teenagers throughout the United States have similar fashion preferences, largely as a result of the nationwide influence of MTV, music distribution, movies and television programs. The Company opened its first store in 1989, and operated 274 stores as of February 3, 2001 in 45 states across the United States. The Company opened 26, 40, 50, 54 and 62 additional stores during fiscal 1996, 1997, 1998, 1999 and 2000 respectively. The Company also occasionally relocates or expands smaller existing stores. During fiscal 2000 the Company expanded or relocated four stores, three of which were near the end of the lease term. The Company plans to open approximately 65 new Hot Topic stores in the fiscal year ending February 2, 2002 ("fiscal 2001"), 18 of which were open as of April 20, 2001. In addition, the Company plans to test a second retail concept in fiscal 2001 with the trade name Torrid(TM). Torrid will offer a selection of apparel, lingerie, shoes and accessories centered around various lifestyles for plus-size women between the ages of 15 and 30. The Company plans to open six of the Torrid stores in fiscal 2001, one of which was opened on April 18, 2001. The Company also maintains a website, www.hottopic.com, through which it markets its Hot Topic stores, store concept and sells certain of its merchandise. The Company's net sales via the Internet continued to increase in fiscal 2000 to almost two percent of total sales. In addition, on April 18, 2001 the Company also launched a website related to its test concept Torrid at www.torrid.com.

THE MARKET

         The music-licensed apparel industry began in the 1960s with bootleggers selling T-shirts at concert venues. Over the ensuing two decades, artists began to realize the commercial potential of licensing their likenesses and logos to T-shirt manufacturers and others who produced assorted merchandise. Management believes that the single largest impact on the music industry during recent years has been the success of MTV music network, which enables fans not only to listen to the latest music and artists 24 hours a day, but also to experience a full sight and sound package of appearance and attitude. According to industry estimates, in 1999 MTV music network programming could be seen in more than 74 million households in the United States and in over 340 million households worldwide. As a result, popular artists and fashions are much more visible today than 30 years ago. Management believes that this increased visibility has contributed to the increase in demand for music-licensed and music-influenced apparel and accessories.

         Hot Topic's target customers are young men and women between the ages of 12 to 22 years old, who are passionate about music, music videos, music-inspired fashion, and are avid MTV viewers. The Company believes its music-oriented merchandise appeals to teenagers from diverse socio-economic backgrounds, and that its customers are broadly representative of the teenage population in the United States.

         Teenagers represent both a growing part of the United States population and an increasing source of purchasing power. According to the U.S. Department of Commerce Bureau of the Census, the teenage population in the United States reached approximately 31 million in 1999 and is expected to grow to approximately 40 million by 2008, representing a projected growth rate close to twice the rate of the overall population. By 2010, there will be likely more teenagers in the United States than at any other time in history. The Company also believes, based upon statistics released by an independent research firm, that teenage spending has also been increasing annually, growing to an estimated $153 billion in 1999.

BUSINESS STRATEGY

         The Company's goal is to become the leading retailer of music-licensed and music-influenced apparel and accessories for young men and women. The principal elements of the Company's business strategy are as follows:

         o        FOCUS ON UNIQUE MUSIC-ORIENTED MERCHANDISE.

         Management believes that fashions and products associated with popular music artists have a significant influence on teenagers today, who often want to emulate their favorite artists. The Company has developed a unique strategy focused exclusively on offering music-licensed and music-influenced merchandise in the mall environment. The Company believes most of the merchandise it offers is not available elsewhere in the mall, and is often hard to find other than at alternative shopping venues in major metropolitan areas. Accordingly, the Company believes it is well positioned to capitalize on the growing teenage population and demand for music-related merchandise.

         o        OFFER "EVERYTHING ABOUT THE MUSIC"

         The Company's stores are designed to serve as a headquarters for music-licensed and music-influenced apparel, accessories and gift items. The Company's slogan, "Everything About The Music," reflects the Company's broad assortment of products, which currently consists of over 10,000 Stock Keeping Units ("SKUs") in approximately 20 different product categories. The Company believes its selection of music-licensed merchandise is the most extensive assortment available in a single mall store. The Company complements its licensed merchandise with a unique and eclectic assortment of music-influenced apparel and accessories, and frequently introduces new items and categories in response to changes in trends and demand. The Company believes it has a history of being the first to offer the latest music fashions, which, together with its assortment of merchandise, has made it a destination store for teenagers seeking music-related products.

         o        PROMOTE MUSIC-INSPIRED CULTURE.

         Hot Topic is committed to addressing the music-oriented lifestyles of its customers by building a culture throughout the organization that reflects a passion for music. Management diligently tracks alternative and rock music trends by regularly monitoring new music, music video releases, and radio station air play, visiting nightclubs around the country and attending concerts. The Company also actively solicits feedback from its employees and customers. The Company believes these activities enables it to react quickly to emerging trends, and provide it with a competitive advantage over retailers who do not devote the time and resources necessary to anticipate these trends.

         o        ACTIVELY MANAGE MERCHANDISE MIX.

         Hot Topic does not dictate fashion trends, but rather seeks to identify music artists and releases that will have strong appeal and related products that will generate strong demand. The Company has developed a disciplined approach to buying and a proactive inventory management program around this strategy. The Company often tests new merchandise in a small number of stores before chain-wide distribution, and orders a majority of its merchandise not more than 60 days before delivery, enabling it to respond quickly to emerging trends. In cases where it does not have return privileges with its vendors, Hot Topic is aggressive in taking prompt markdowns to maintain a fresh merchandise mix. By actively managing the mix of categories and products in its stores, the Company believes it is able to capitalize on emerging trends and minimize its dependence on any particular category. The Company believes that this approach to managing its merchandise mix has contributed to its strong merchandise margins and consistent markdown rates, which the Company believes are lower than industry averages.

         o        CREATE AN ENTERTAINING STORE ENVIRONMENT.

         The Company seeks to create a compelling shopping environment that brings into the mall elements of the alternative urban shopping experience sought by teenagers. The Company has always focused on the lifestyle and values of the youth generation. Hot Topic stores are designed with an industrial theme that incorporates dense merchandising and utilizes a professional sound system playing alternative music releases to create a fun, high-energy store that teens will consider "their place" to shop with friends. The Company believes that this atmosphere enhances the Company's image as a source for music-inspired fashion while encouraging customers to shop in its stores for longer periods of time. Late in fiscal 2000, the Company tested a new store design in two locations in California. Continuing to focus on the world of music and musicians as inspiration, the objective of the new design is to provide a more kinetic and industrial-club feel, while portraying a less gothic appearance than the Company's previous store design. This new look was inspired by the markets, clubs and old warehouse districts in London where the Company's designers toured and created this new "industrial club" theme. The majority of the 65 new Hot Topic stores opening in fiscal 2001 will be built in this new design.

         o        EMPHASIZE CUSTOMER SERVICE.

         Hot Topic trains its store associates to provide value-added, non-intrusive customer service. Sales associates are taught to greet each customer, provide information about new music and fashion trends and suggest merchandise that matches the customer's lifestyle and music preferences. The Company strives to give its teenage customers the same level of respect and attention that is generally given to adult customers at other retail stores and to provide friendly and informed customer service for parents. The Company believes that a high level of product knowledge and a commitment to music fashion create high credibility and differentiate the Company from other teenage-focused retailers.

         o        DEVELOP PRIVATE LABEL PRODUCTS FOR MUSIC-ORIENTED LIFESTYLES.

         The Company has developed private label product lines to complement and supplement its other product offerings. The Company's private label product lines include, among others, Morbid Threads (apparel and hosiery), MT2 (apparel), Morbid Metals (body jewelry), and Hot Topic label shoes. The Company believes that these private label products differentiate it from its competition and enhance customer loyalty through the development of a unique brand image. The Company's Torrid stores also have a line of private label under the trade name Torrid(TM).

         o        TEST NEW RETAIL CONCEPT CALLED TORRID

         The Company is starting a second retail concept in fiscal 2001 with the trade name Torrid(TM). Torrid will offer a selection of apparel, lingerie, shoes and accessories centered around various lifestyles for plus-size women between the ages of 15 and 30. The selection will include clubwear, streetwear, rockabilly and renaissance, the majority of which will be exclusive to the store. The Company plans to open six of the Torrid stores in fiscal 2001, one of which was opened on April 18, 2001. In addition, in fiscal 2001, a selected assortment of Torrid products will be available for purchase on-line at www.torrid.com.

STORE LOCATIONS

         As of February 3, 2001, the Company operated 274 stores in both metropolitan and middle markets in 45 states across the United States. The following chart sets forth, as of April 20, 2001, the number of stores that Hot Topic operates in each state and the cities in which those stores are located.1

                        HOT TOPIC, INC. STORES BY STATE AS OF APRIL 20, 2001

ARIZONA - 3          CONNECTICUT - 6   INDIANA - 6       MISSOURI - 4       NORTH DAKOTA - 1   TEXAS - 22
Phoenix              Danbury           Evansville        Columbia           Grand Forks        Austin (2)
Tucson (2)           Manchester        Fort Wayne        St .Louis (2)                         Beaumont
                     Milford           Lafayette         St. Peters         OHIO - 7           Brownsville
CALIFORNIA - 46      Trumbull          Mishawaka                            Cincinnati         College Station
Arcadia              Waterbury         Muncie            MONTANA - 1        Dayton             Corpus Christi
Bakersfield          Waterford         Terre Haute       Billings           Elyria             Dallas
Berkeley                                                                    Mentor             El Paso*
Brea (2) *           DELAWARE - 1      KANSAS - 4        NEBRASKA - 2       North Olmstead     Fort Worth
Capitola             Wilmington        Olathe            Lincoln            Niles              Frisco
Carlsbad                               Topeka            Omaha              Parma              Houston*
Cerritos             FLORIDA - 13      Wichita (2)                                             Humble
Chula Vista*         Altamonte Springs                   NEVADA - 5         OKLAHOMA - 3       Irving
Citrus Heights       Boynton Beach     KENTUCKY - 3      Henderson          Norman             Katy
Concord              Coral Springs     Bowling Green     Las Vegas (2)      Oklahoma City (2)  Laredo
Cupertino            Jacksonville (2)  Louisville        Reno (2)                              Lewisville
Daly City            Miami (2)*        Paducah                              OREGON - 2         Lubbock
El Cajon             Ocoee                               NEW HAMPSHIRE - 4  Portland (2)       Mesquite
Escondido            Orange Park*      LOUISIANA - 3     Concord                               Plano
Fairfield            Orlando           Baton Rouge       Manchester         PENNSYLVANIA - 18  San Antonio (2)
Fresno               St. Petersburg    Metarie           Nashua             Altoona            Woodlands
Glendale             Tallahassee       Monroe            Salem              Bensalem
Irvine*              Tampa                                                  Camp Hill          UTAH - 3
Laguna Hills                           MAINE - 1         NEW JERSEY - 10    Erie               Orem
Lakewood             GEORGIA - 5       Bangor            Deptford           Exton              Salt Lake City
Milpitas             Buford                              Eatontown          Greensburg         Sandy
Modesto              Douglasville      MARYLAND - 7      Elizabeth          Harrisburg
Montclair            Duluth            Baltimore (2)     Freehold           King of Prussia    VERMONT - 1
Montebello           Kennesaw          Columbia          Mays Landing       Lancaster          Burlington
National City        Macon             Frederick         Paramus            Langhorne
Northridge                             Glen Burnie*      Rockaway           Media              VIRGINIA - 3
Ontario              HAWAII - 3        Hagerstown        Toms River         North Wales        Dulles
Palm Desert          Alea              Towson            Wayne              Scranton           Newport News
Palmdale             Honolulu                            Woodbridge         State College      Springfield
Pleasanton           Kahului           MASSACHUSETTS - 6                    W. Mifflin
Riverside                              Holyoke           NEW MEXICO - 2     Wilkes-Barre       WASHINGTON - 13
Sacramento           IDAHO - 1         Marlborough       Albuquerque (2)    Williamsport       Bellingham
San Diego (2)*       Boise             Natick                               York               Burlington*
San Jose (2)*                          North Attleboro   NEW YORK - 16                         Everett
San Leandro          IOWA - 4          Saugus            Albany             RHODE ISLAND - 1   Kennewick
Santa Ana            Cedar Rapids      Taunton           Bay Shore          Providence         Lynnwood
Santa Monica         Coralville                          Buffalo                               Olympia
Santa Rosa           Des Moines        MICHIGAN - 9      Clay               SOUTH CAROLINA - 3 Puyallup
Thousand Oaks        Sioux City        Ann Arbor         Johnson City       Columbia*          Seattle
Universal City                         Auburn Hills      Lake Grove         Greenville         Silverdale
Valencia             ILLINOIS - 10     Flint             Massapequa         North Charleston   Spokane (2)
Ventura              Aurora            Grandville        Middletown                            Tacoma
West Covina          Bloomingdale      Lansing           New Hartford       SOUTH DAKOTA - 2   Tukwila
                     Carbondale*       Port Huron*       Poughkeepsie       Rapid City
COLORADO - 8         Champaign         Portage           Rochester          Sioux Falls        WEST VIRGINIA - 2
Broomfield           Chicago Ridge     Traverse City     Staten Island                         Barboursville*
Colorado Springs (2) Joliet            Troy              Syracuse           TENNESSEE - 6      Charleston
Denver               Orland Park                         Victor             Antioch
Fort Collins         Rockford          MINNESOTA - 7     West Nyack         Clarksville        WISCONSIN - 7
Littleton (2)        Schaumburg*       Bloomington       White Plains       Franklin           Appleton
Westminister         West Dundee       Burnsville                           Goodlettsville     Brookfield
                                       Duluth            NORTH CAROLINA - 7 Memphis            Eau Claire
                                       Mankato           Cary               Nashville          Greendale
                                       Minnetonka        Concord                               Madison (2)
                                       St. Cloud         Fayetteville                          Wausau*
                                       St. Paul          Hickory
                                                         Pineville
                                                         Wilmington*
                                                         Winston

1. An asterisk next to the city indicates that a store has been opened in such city during fiscal 2001. As of April 20, 2001, the Company had opened 17 new Hot Topic stores and one new Torrid store in fiscal 2001. The Company closed one Hot Topic store at the end of its lease term during fiscal 2001 (Victorville, California), with plans to reopen the store in February 2002.

EXPANSION STRATEGY
         The following table provides a history of the Company's store expansion over the last five fiscal years:


                                                  FISCAL YEAR
                             ---------------------------------------------------
                              1996       1997        1998       1999       2000
                             ---------------------------------------------------
                                             (Number of stores)
Stores at beginning of year     42         68         108        158        212
New stores opened               26         40          50         54         62
                             ---------------------------------------------------
Stores at end of year           68        108         158        212        274
                             ---------------------------------------------------


         All but two of the Company's stores are located in shopping malls. The two non-mall stores are located in "street locations", one each in Denver, Colorado and in Berkeley, California. The Company's expansion strategy is to open stores in shopping malls and entertainment centers in both new and existing markets throughout the United States. The Company believes it has developed a store concept that is successful in both metropolitan and middle markets. Further, as a result of the nationwide influence of MTV, music distribution, movies, television programs, the Company believes that its 12 to 22 year-old target customers have similar fashion preferences throughout the United States.

         The Company opened 62 new stores in fiscal 2000 and expanded or relocated four existing stores. During fiscal 2001, the Company plans to open approximately 65 new Hot Topic stores and six new Torrid stores, in addition to expanding or relocating seven existing smaller Hot Topic stores. The Company selects and evaluates potential store locations based on a variety of criteria including the sales and square footage of the mall, sales of anchor stores, sales of teenage-oriented stores, foot traffic, number of teenagers in the trade area, median family income and other factors relevant to the Company's unique merchandising strategy. The Company looks at similar criteria for "street store" locations. Model statements of operations are developed for each potential location and are measured against target financial criteria. Hot Topic has a real estate committee, consisting of its Chief Executive Officer and Chief Operating Officer. The Company generally seeks potential store sites between 1,200 and 2,400 square feet. The average size of the Company's fiscal 2000 openings was 1,758 square feet. The Company's stores currently average approximately 1,559 square feet.

STORE-LEVEL ECONOMICS

         During fiscal 2000, the Company achieved average store net sales of approximately $1,020,000 and average store net sales per square foot of approximately $669. Store-level operating cash flow (defined as store operating income before depreciation and excluding changes in working capital) for stores open the entire year in fiscal 2000 were approximately $319,000, or 31% of average net sales. Capital expenditures, including leasehold improvements, furniture and fixtures and net of landlord construction allowances for the 62 stores opened in fiscal 2000 averaged approximately $179,000, initial gross inventory requirements (which were partially financed by trade credit) averaged $101,000, and pre-opening costs (which were expensed when incurred) averaged $21,000. Inventory requirements vary at new stores depending on the season and on current merchandise trends. In fiscal 2000, all of the Company's stores generated positive store-level operating income, but there can be no assurance this trend will continue. There also can be no assurance that in the future the average store-level sales and operating cash flow will not vary from historical results or that the total estimated capital expenditures for new stores will not increase.

MERCHANDISING

         The Company's stores are designed to serve as a headquarters for music-licensed and music-influenced apparel, accessories and gift items. Music-licensed merchandise includes T-shirts, hats, posters, stickers, patches, postcards, books, CDs, videos and other items. Music-influenced merchandise includes woven and knit tops, skirts, pants, shorts, jackets, shoes, costume jewelry, body jewelry, sunglasses, cosmetics and gift items. Approximately half of the Company's products are music-licensed products, and the other half are music-influenced products. A key strategy of the Company is to offer over 10,000 SKUs in 20 different product categories or "departments." On average, over 100 different licensed band t-shirts are carried in each store from current artists such as Korn, Blink 182, Limp Bizkit, Deftones, Linkin Park, and Slip Knot as well as rock and classic rock artists such as Pink Floyd, Nirvana, Pantera, Metallica, Jimi Hendrix, The Doors, Beatles and Led Zeppelin. New items and categories are regularly tested as customer demand and product trends evolve.

         The Company does not dictate leading-edge fashion, but quickly reacts to changes in trends and demand to keep Hot Topic stores fresh and exciting. Further, the Company strives to identify music artists and releases that will have strong appeal, and to quickly acquire related music-licensed products and music-influenced merchandise, featured on music videos or otherwise, associated with such artists and releases.

         The following table sets forth the Company's four major merchandise groups as an approximate percentage of net sales for fiscal years 2000, 1999 and 1998:

                                                 PERCENTAGE OF NET SALES
                                         ---------------------------------------
                                             2000         1999         1998
                                         ---------------------------------------
Apparel, T-Shirts and Outerwear               51%          50%          50%
Gifts                                         15           16           19
Accessories                                   27           27           26
Intimate Apparel and Shoes                     7            7            5
                                         ---------------------------------------
                                             100%         100%         100%


         The Company has five lines of private label merchandise to complement and supplement current product offerings. The Company believes that Hot Topic brands play an important part in differentiating its stores from those of its competitors and provide the Company with higher margin opportunities as compared to other merchandise. Management estimates that in both fiscal 2000 and fiscal 1999 Hot Topic brands accounted for approximately 25% of the Company's sales. The Company's proprietary brands include Morbid Makeup (cosmetics), Morbid Metals (body jewelry), Morbid Threads (men's and women's apparel and hosiery) and MT:2 (men's and women's apparel). Shoes are also sold under the Hot Topic label.

PURCHASING

         The Company's purchasing staff consists of a Vice President, General Merchandise Manager, two Divisional Merchandise Managers, nine Buyers and ten Assistant Buyers. The purchasing staff reflects the Company's culture in that its decisions and actions are influenced by a passion for music. In determining which merchandise to buy, the purchasing staff spends considerable time viewing music videos, reviewing industry album sales, monitoring alternative radio station air play, consulting with sales associates, reviewing customer requests, attending trade shows and reading music and fashion industry periodicals. In addition, the staff regularly visits nightclubs, and attends concerts and other events that attract young people. The Company also solicits input from its store employees, in order to draw from many different experiences and perspectives.

         Approximately half of the Company's products are licensed products. Artists typically license their likeness to a "master licensor". The master licensor often retains the rights to market T-shirts and then may choose to sub-license to manufacturers other categories of merchandise such as posters, stickers and patches. Some artists also retain their licensing rights and negotiate directly with licensees. Hot Topic buys its licensed merchandise from master licensors, licensees and directly from artists. The Company currently purchases licensed T-shirts from over 30 companies and other licensed products from over 100 companies. Because of the Company's knowledge of teenage consumers' music preferences and music-influenced fashion, licensors often seek the Company's advice prior to licensing new artists or product designs. As a result, the Company sometimes receives accommodations such as early shipments of new releases, exclusive merchandise and vendors' acceptance of returns.

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

         During fiscal 2000, the Company had approximately 800 vendors, certain of which have limited financial resources and production capabilities. No single vendor accounted for more than 5% of the Company's merchandise purchases. The Company believes that its relationships with its vendors are good.

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

           The Company's Vice President of Planning and Allocation along with two directors of Planning and Allocation and 16 inventory analysts work closely with the merchandise buyers and store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities.

         Hot Topic's headquarters and distribution facility, consisting of approximately 125,000 square feet, are located in City of Industry, California. All merchandise is delivered by vendors to this facility, where it is inspected, price marked, entered into the Company's allocation software system, picked and boxed for shipment to the Company's stores. Merchandise is shipped to stores each weekday, providing Hot Topic stores with a steady flow of reordered and new merchandise. Minimal back stock is maintained in the Company's distribution facility and at its stores, so that at all times almost all of the Company's merchandise is available for sale on the floors of its stores.

         In March 2001, the Company entered into a lease for additional space for future expansion of its headquarters and distribution facility in the City of Industry, California. The additional 125,000 square feet is in the same building as is its current headquarters and distribution center.

         The original lease terms of the Company's headquarters and distribution facility granted the Company the right of first refusal on the remaining 125,000 square feet of space in the building at 90% of the fair market lease rates for such space. In February 2001, the Company was notified that the space would become available in 2001 and was provided with comparable market lease rates. The Company considered the terms and timing of leasing the additional space against other possible alternatives and determined that it was in the Company's best interest to lease the additional space under the negotiated terms. The Company may sublease part of the additional space during part of fiscal 2001 but believes it will begin utilizing all of the space in fiscal 2002. The Company also believes that leasing the adjacent space is more efficient and cost effective than its alternatives for expansion such as moving the entire facility or acquiring additional separate space. The Company estimates that the operating capacity gained from this additional space will allow for growth to up to 750 stores.

STORE OPERATIONS

         Hot Topic's store operations are currently managed by six regional managers and 46 district or area managers who each supervise approximately eight stores. Individual stores are managed by a store manager and two or three assistant managers. In addition to managers and assistant managers, a typical store has approximately six to ten part-time sales associates, depending on the season. The hiring and training of new employees are the responsibility of the store manager and district manager; and the Company has established training and operations procedures to assist them. Additionally, Hot Topic uses a customized, automated telephone screening system licensed from a third party to help evaluate potential new employees, which helps streamline the Company's interview and hiring processes at the store level.

         The Company strives to create a store environment that teenagers will consider "their place" to shop with friends. Hot Topic seeks to hire sales associates who fit the profile of its target customer -- energetic people who are knowledgeable and passionate about music and music-inspired fashion. To assist management in properly considering the preferences and opinions of its target customers, selected sales associates accompany Hot Topic's buyers on buying trips. Further, in return for feedback on fashion and other trends, sales associates are reimbursed for the cost of attending concerts and frequenting clubs, and are encouraged to communicate customer requests and their own merchandise ideas to the buyers and management. Hot Topic encourages its sales associates to dress and accessorize themselves with the same fashionable merchandise that is sold in its stores. Management believes its music-based culture and its interaction with and respect for sales associates has led to associate turnover rates that the Company believes are lower than the industry average.

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

         Store, district and area managers are compensated with a base salary and may qualify to receive a quarterly bonus based on sales and inventory shrinkage. Additionally, district and area managers may also qualify to receive periodic stock option grants, and certain employees are eligible to participate in the Company's Employee Stock Purchase Plan. The Company believes that its continued success is dependent in part on its ability to attract, retain and motivate qualified employees. In particular, the success of the Company's expansion program will be dependent on its ability to promote and/or recruit qualified district and store managers. To date, a significant number of its store managers have been promoted from within the Company.

STORE ENVIRONMENT

         Hot Topic stores are designed with an industrial theme that incorporates dense merchandising. The latest music releases are played on a professional sound system to create a high-energy and fun shopping environment. The Company has always focused on the lifestyle and values of the youth generation. The Company believes this atmosphere enhances the Company's image as a source for music-inspired fashion while encouraging customers to shop in its stores for longer periods of time. Late in fiscal 2000, the Company tested a new store design in two locations in California. Continuing a focus on the world of music and musicians as inspiration, the objective of the new design is to provide a more kinetic and "industrial club" feel, while portraying a less gothic appearance than the Company's previous store design. This new look was inspired by the markets, clubs and old warehouse districts in London where the Company's designers toured and created this new "industrial club" theme. The majority of the 65 new Hot Topic stores to open in fiscal 2001 will be built with this new design.

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

MARKETING, PROMOTION AND INTERNET

         The Company generally locates its stores in high traffic malls within areas of high teenage population and relies on existing customers, sales associates, store design and exciting music to attract new customers to its stores. During fiscal 2000 the Company sponsored a major touring rock festival called "Ozzfest." As a co-sponsor and major participant, the Company's name was associated with all promotional activities at each venue. The Company appreciated the opportunity to sponsor a national music tour, which reached many of its target customers. The Company is planning to enter into a similar sponsorship at Ozzfest in fiscal 2001.

          As a part of the Company's marketing strategy, the Company maintains a website, www.hottopic.com., through which it markets its stores and merchandise. During fiscal 1999, the site was re-launched with a focus on e-commerce. The site also includes posting boards, customer surveys, a gift registry and content features including artist news and tour schedules. The Company's net sales via the Internet continued to increase in fiscal 2000 comprising almost two percent of the Company's total sales. In addition, in fiscal 2001, a selected assortment of Torrid products will be available for purchase on-line at www.torrid.com.

MANAGEMENT INFORMATION SYSTEMS

         Hot Topic's information systems provide integration of store, merchandising, distribution and financial systems. These systems include SKU and classification inventory tracking, purchase order management, open to buy, merchandise distribution, automated ticket making, general ledger, sales audit, accounts payable and integrated financials. These systems operate on software licensed from GERS Retail Systems ("GERS") running on an Oracle database platform. Sales are updated daily in the merchandising reporting systems by polling sales information from each store's point-of-sale ("POS") terminals. The Company's POS system consists of registers providing price look-up, time and attendance, e-mail and credit card and check authorization. Through automated nightly two-way electronic communication with each store, sales information, payroll hours and e-mail messages are uploaded to the host system and receiving, price changes and system maintenance are downloaded through the POS system. The Company evaluates information obtained through daily polling to implement merchandising decisions regarding reorders, markdowns and allocation of merchandise.

         During fiscal 1999, after completing an evaluation of its long-term management information system needs, the Company selected the new GERS hardware and software for its stores, office and distribution center. The Company implemented the host hardware and software systems at its office and distribution center during the second half of fiscal 2000 and plans to install certain POS upgrades at its stores in fiscal 2001. The Company estimates the hardware, software, modifications, training and implementation will cost approximately $5 to $6 million. Of that total amount, approximately $.5 million was spent in fiscal 1999, $2.1 million was spent in fiscal 2000 and approximately $2.5 to $3.0 million will be spent to implement the point of sale upgrades to existing stores in fiscal 2001.

TRADEMARKS

         The Company has registered on the Principal Register of the United States Patent and Trademark Office its retail store service mark Hot Topic(R) and various trademarks for merchandise including Hot Topic(R), Morbid Make-Up(R), Morbid Scents(R), Morbid Metals(R), Morbid Adornments(R), Tragedy(R), Misery(R), MT: 2(R) and Morbid Threads(R). Each federal registration is renewable indefinitely if the mark is in use at the time of the renewal. Applications have been made to register Everything About the Music(TM), Morbid Threads(TM), Torrid(TM), Torrid & Design(TM) and Torrid Flaming Heart Design(TM) in the United States. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its marks in the United States. The Company also has additional registrations and pending applications in foreign jurisdictions. All other trademarks, tradenames and servicemarks referenced herein are the property of their respective owners.

COMPETITION

         The teenage retail apparel and accessory industry is highly competitive and the Company expects competition in its niche to increase. The Company competes with other retailers for vendors, teenage and college age customers, suitable retail locations and qualified employees and management personnel. Hot Topic currently competes with street alternative and vintage clothing stores located primarily in metropolitan areas and with other mall-based teenage-focused retailers such as The Buckle, Claire's Stores, Inc., Charlotte Russe, Delias Inc., d.e.m.o., Gadzooks, Inc., Millers Outpost, Inc., Pacific Sunwear of California, Inc., Spencer Gifts, Inc., Urban Outfitters, Inc., The Wet Seal, Inc., and, to a lesser extent, with music stores. Competition from mail-order catalogs of apparel and accessories targeting the teen customer has increased in recent years. Many of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company. The principal factors of competition in the Company's business are merchandise selection, customer service, store location and price.

EMPLOYEES

         The Company employed approximately 1,009 full-time and 2,367 part-time employees as of April 20, 2001. Of the Company's 3,376 employees, 298 were corporate headquarters and distribution center personnel and 3,078 were store employees. The number of part-time employees fluctuates with seasonal needs. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

         The executive officers and key employees of the Company and their ages at April 20, 2001 are as follows:

          NAME             AGE                     POSITION
-------------------------  ---  -----------------------------------------------
Elizabeth M. McLaughlin    40   Chief Executive Officer, President and Director
Jerry Cook                 48   Chief Operating Officer
Jim McGinty                38   Chief Financial Officer
Jay A. Johnson             55   Senior Vice President of Strategic Analysis and
                                Investor Relations
Cindy Levitt               40   Vice President, General Merchandise Manager
Marc R. Bertone            44   Vice President, Real Estate and Construction
Alain Krakirian            35   Vice President, Planning and Allocation
Darrell Kinsley            38   Vice President, Store Operations
Patricia A. Bodner         38   Vice President, hottopic.com
Sue McPherson              33   Vice President, Distribution Center
Karen Talley               43   Divisional Vice President and Divisional
                                Merchandise Manager

         ELIZABETH M. MCLAUGHLIN has served as Chief Executive Officer of the Company since August 2000 and President since February 2000, and has served on the Board since May 2000. From June 1996 through February 2000, Ms. McLaughlin served as Senior Vice President and General Merchandise Manager of the Company. From May 1993 through May 1996, Ms. McLaughlin was the Company's Vice
President, Operations. Prior to joining the Company, Ms. McLaughlin held various positions with Millers Outpost, a privately-held teen retailer, where she served as Divisional Merchandise Manager, Director of Store Operations, and Director of Financial Planning and Budgeting. Prior to joining Millers Outpost, Ms. McLaughlin held various financial analyst and store positions with The Broadway. Ms. McLaughlin holds a B.A. degree in Economics from the University of California at Irvine.

         JERRY COOK has been Chief Operating Officer since February 2001. Mr. Cook has 25 years of experience in retail. From February 1999 until joining the Company, he was the President and Chief Operating Officer of Travel 2000, Inc. >From 1995 to April 1998, Mr. Cook was Senior Vice President, Operations for The Bombay Company, Inc. and from 1989 to 1995, Mr. Cook was the Vice President, Stores and the Vice President, General Merchandising Manager of Woman's World Stores. Prior to 1989, he held management positions with Barnes & Noble/B Dalton, The Gap Stores and the Limited, Inc.

         JIM MCGINTY joined Hot Topic in August 2000 as its Vice President, Finance and was promoted to Chief Financial Officer in February 2001. >From July 1996 to July 2000, Mr. McGinty was Vice President-Controller at Victoria's Secret Stores, the leading brand and largest specialty retailer in the Limited, Inc. From 1984 to 1996, he held various financial and accounting positions within the Structure and Express divisions of the Limited, Inc. Mr. McGinty holds a B.S. degree in accounting from Miami University in Oxford, Ohio.

         JAY A. JOHNSON has served as the Senior Vice President, Strategic Analysis and Investor Relations since February 2001. He also is the Company's Assistant Secretary. From May 1995 to February 2001, he was the Chief Financial Officer and Assistant Secretary of the Company. From January 1993 to May 1995, he was Vice President/Chief Financial Officer of Frame-n-Lens Optical, Inc., a national optical retailer with approximately 300 stores. From July 1978 to July 1992, Mr. Johnson held senior financial management positions at one manufacturing and two retail companies. Mr. Johnson is a certified public accountant.

         CINDY LEVITT has been Vice President, General Merchandise Manager since February 2000. Since 1989, Ms. Levitt has held senior buying positions at Hot Topic. From June 1996 to February 2000, she served as the Divisional Merchandise Manager, Apparel and Music.

         MARC R. BERTONE has served as Vice President, Real Estate and Construction, since August 1994. Mr. Bertone has 16 years of leasing and legal experience, and from November 1988 to August 1994, served as Vice President and General Counsel for The Wet Seal, Inc., a specialty retailer. Mr. Bertone was admitted to the California Bar in June 1982 and is currently an inactive member.

         ALAIN KRAKIRIAN has been Vice President, Planning and Allocation since February 2000. From July 1997 through February 2000, Mr. Krakirian was the Company's Director of Planning and Allocation. Mr. Krakirian was the Planning Manager at Disney Stores from December 1996 to July 1997 and the Director of Merchandise Planning and Allocation at Kids Mart from February 1996 to December 1996. From September 1991 to January 1996, Mr. Krakirian held various merchandise control and planning positions at Clothestime Stores, including Director of Merchandise Control and Information Office from October 1994 to January 1996. Mr. Krakirian holds a B.S. degree in finance from the University of LaVerne and an M.B.A. degree from Pepperdine University.

         DARRELL KINSLEY has been Vice President, Store Operations since February 2000. From June 1998 through February 2000, Mr. Kinsley was Regional Director for the western United States. From February 1997 through June 1998, he was Regional Director for the eastern United States. Mr. Kinsley joined the Company in February 1995 as the District Manager for the eastern United States.

         PATRICIA A. BODNER has been Vice President, hottopic.com since June 2000. Previously, Ms. Bodner was Chief Marketing Officer at allpets.com from August 1999 through June 2000. Prior to allpets.com, Ms. Bodner held marketing positions at Digital Lava Inc., a communications application services provider for streaming media technology from May 1997 through July 1999. Between September 1995 and January 1997, Ms. Bodner worked at Inscape, a multimedia developer and publisher of CD-ROM games where she held various marketing positions. Between June 1986 and September 1995, Ms. Bodner held various marketing positions at companies including Bertelsmann Music Group, New Line Cinema, and Warner Bros. Ms. Bodner holds a B.A. degree in French Studies from the University of Wisconsin-Madison.

         SUE MCPHERSON was promoted to Vice President, Distribution Center, in February 2001 and was the Divisional Vice President, Distribution Center from February 2000 to February 2001. Ms. McPherson joined the Company in 1989 as a store employee in its first store while attending the University of Southern California. From March 1995 to February 2000, she was the Director of the Distribution Center. Ms. McPherson holds a B.S. degree in Business from the University of Southern California.

         KAREN TALLEY has served as Divisional Vice President and Divisional Merchandise Manager, Accessories since February 2000. Ms. Talley joined the Company in 1993 as the Senior Accessory Buyer. She was the Company's Divisional Merchandise Manager of Accessories from April 1996 to February 2000. Prior to joining Hot Topic, Ms. Talley held buying positions at Jay Jacobs and Nordstrom.

             CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

         In addition to risks identified elsewhere in this Annual Report, the Company is subject to other risks, including the following:

         IMPLEMENTATION AND MANAGEMENT OF AGGRESSIVE GROWTH STRATEGY

         The Company's net sales and net income have grown significantly during the past several years, primarily as a result of the opening of stores and, to a lesser extent, the introduction of new products and categories. Sixty-two of the Company's 274 stores opened as of February 3, 2001 had been open for less than one full year. The Company intends to continue to pursue an aggressive growth strategy for the foreseeable future, and its future operating results will depend largely upon its ability to open and operate stores successfully and to manage a larger business profitably. The Company anticipates opening approximately 71 stores, including six Torrid stores, during fiscal 2001, which will result in a significant increase in the number of stores operated by the Company. Through fiscal 1994, all of the Company's stores were located in the western United States. In fiscal 1995, the Company expanded into new markets by opening stores in the northeastern and midwestern regions of the United States. The Company plans to continue to enter new markets in various regions of the United States, and approximately one-half of its stores opened in fiscal years 1996, 1997 and 1998 were in new markets. In fiscal 2000, the Company entered three new states. Operation of a greater number of new stores and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by the Company in its existing stores and markets. In addition, there can be no assurance that the Company's expansion within its existing markets will not adversely affect the individual financial performance of the Company's existing stores or its overall results of operations, or that new stores will achieve sales and profitability levels consistent with existing stores. The Company will need to continually evaluate the adequacy of its store management and management information and distribution systems to manage its planned expansion. There can be no assurance that the Company will anticipate all of the changing demands that its expanding operations will impose on such systems, and the failure to adapt its systems and procedures to such changing demands could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will successfully achieve its expansion targets or, if achieved, that planned expansion will result in profitable operations.

         The Company's ability to open stores and the performance of such stores will depend upon many factors, including and among others, the Company's ability to identify and enter new markets, locate suitable store sites, negotiate acceptable lease terms, hire and train store managers and sales associates and obtain adequate capital resources on acceptable terms. Early in its history, the Company encountered difficulties in leasing certain store sites. The Company believes these difficulties were in part due to the Company's level of capitalization, its limited operating history at such time, its then unproven store concept, and apprehension on the part of mall operators concerning the Company's teenage customers. In fiscal 1999, a major mall developer asserted that the Company had violated a "use clause" applicable to certain or all of the Company's leases with that developer. As a result, the developer ceased ongoing discussions relating to potential new Hot Topic stores and told the Company that no new leases would be entered into. Upon notice of the alleged violation, the Company adjusted its merchandise mix in stores leased from that developer (and to a somewhat lesser extent, in all other stores) and took certain other actions to ensure ongoing "use clause" compliance. These actions and continuing discussions with the developer resulted in an amended "use clause" for all leases with the developer. In early 2000, the Company satisfied the concerns of the developer and resumed discussions with the developer concerning potential new stores for fiscal 2000 and beyond. During the first quarter of fiscal 2000, the first such lease was executed with the developer for a new store that opened in fiscal 2000. There can be no assurance that the Company will not face similar resistance from mall operators or others in the future. If the Company's relations with mall operators or developers are ever again strained, the Company may not grow as planned, may not reach certain revenue levels and other targets, and may suffer a decline in stock price. Any restrictions on the Company's ability to expand to new store sites or to offer a broad assortment of merchandise could have a material adverse effect on the Company's business, results of operations and financial condition.

         FLUCTUATIONS IN COMPARABLE STORE SALES RESULTS

         A variety of factors affect the Company's comparable store sales including, among others, the timing of releases of new music-related products, music and fashion trends, the general retail sales environment, the Company's ability to efficiently source and distribute products, changes in the Company's merchandise mix and the Company's ability to execute its business strategy efficiently. The Company's comparable store sales results have fluctuated significantly in the past and the Company believes that such fluctuations may continue. The Company's comparable store sales results for fiscal 1996, 1997, 1998, 1999 and 2000 were 8.9%, 2.2%, 0.4%, 22.8% and 16.7% respectively. The
Company's comparable store sales results were 24.1%, 21.8%, 15.3% and 11.2% for the first, second, third and fourth quarters, respectively, of fiscal 2000 and 15.3%, 16.9%, 26.1% and 27.1% for the first, second, third and fourth quarters of fiscal 1999. Past comparable store sales results are not an indicator of future results, and there can be no assurance that the Company's comparable store sales results will not decrease in the future. The Company's comparable store sales results could cause the price of the Common Stock to fluctuate substantially.

         DEPENDENCE ON AND CHANGES IN MUSIC AND FASHION TRENDS

         The Company's profitability is largely dependent upon (i) the continued popularity of alternative and rock music, music videos, and MTV among teenagers and college age adults, (ii) the emergence of new artists and the success of music releases and music-related products, (iii) the continuance of a significant level of teenage spending on music-licensed and music-influenced products, and (iv) the Company's ability to anticipate and keep pace with the music, fashion and merchandise preferences of its customers. The popularity of particular types of music, artists, styles and brands is subject to change. The Company's failure to anticipate, identify and react appropriately to changing trends, could lead to, among other things, excess inventories and higher markdowns, and poor customer acceptance of its new store design, which could have a material adverse effect on the Company's business results of operations and financial condition, and on its image with its customers. There can be no assurance that the Company's new products and new store design will be met with the same level of acceptance as in the past or that the failure of the new products and/or new store design will not have an adverse material effect on the Company business, results of operations and financial condition.

         IMPACT OF ECONOMIC CONDITIONS; MINIMUM WAGE RATES

         Certain economic conditions affect the level of consumer spending on merchandise offered by the Company, including, among others, business conditions, interest rates, taxation and consumer confidence in future economic conditions. The Company is also dependent upon the continued popularity of malls as a shopping destination and the ability of mall anchor tenants and other attractions to generate customer traffic for its stores. A decrease in mall traffic would adversely affect the Company's growth, net sales, comparable store sales results and profitability. In addition, a significant number of the Company's stores are concentrated in the western United States, and as a result, deterioration in economic conditions in that region could particularly affect the Company's business, results of operations and financial condition.

         Changes to Federal minimum wage laws in each of 1996 and 1997 raised the mandatory minimum wage. California, Washington, Massachusetts and other states have also enacted increases in state-required minimum wages that are higher than the Federal requirements. The most recent increases took effect on January 1, 2001 in California, Connecticut, Massachusetts and Washington. The Company operated a total of 70 stores in those states as of April 20, 2001. Statutory increases in Federal and state minimum wages could adversely affect the Company's profitability. The recent state increases in minimum wage and any other such increases will raise minimum wages above current wage rates of certain of the Company's employees, and competitive factors could require corresponding increases in higher employee wage rates, any of which would increase the Company's expenses and adversely affect results of operations.

         QUARTERLY RESULTS AND SEASONALITY

         The Company's quarterly results of operations have and are expected to continue to fluctuate materially depending on, among other things, the timing of store openings and related pre-opening and other startup expenses, net sales contributed by new stores, increases or decreases in comparable store sales, releases of new music and music-related products, shifts in timing of certain holidays, changes in the Company's merchandise mix and overall economic conditions. The Company's business is also subject to seasonal influences, with heavier concentrations of sales during the Christmas, back-to-school and Halloween seasons, and other periods when schools are not in session. The Christmas holiday season remains the Company's single most important selling season. The Company believes, however, that the importance of the summer vacation and back-to-school seasons (which affect operating results in the second and third quarters, respectively) and, to a lesser extent, the spring break season (which affects operating results in the first quarter) and the Halloween holiday. Furthermore, summer vacation, spring break and the back-to-school season take place at somewhat different times in different parts of the country, spreading the impact of these events on the Company's sales over a longer period. As is the case with many retailers of apparel, accessories and related merchandise, the Company typically experiences lower first fiscal quarter net sales. The Company has experienced quarterly losses in the past and may experience such losses in the future. Because of these fluctuations in net sales and net income, the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter.

         DEPENDENCE ON KEY VENDORS

         The Company's performance depends on its ability to purchase current music-related merchandise in sufficient quantities at competitive prices. The Company has many sources of merchandise. Its largest vendor, Changes Manufacturing, supplied just under 5% of the Company's merchandise purchases in fiscal 2000. Substantially all of the Company's music-licensed products are available only from vendors that have exclusive license rights. In addition, many of the Company's music-influenced products are supplied by small, specialized vendors that create unique products primarily for the Company. The Company's smaller vendors generally have limited resources, production capacities and operating histories, and some of the Company's vendors have limited the distribution of their merchandise in the past. The Company has no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that the Company will be able to acquire desired merchandise in sufficient quantities on terms acceptable to the Company in the future or that any inability to acquire suitable merchandise, or the loss of one or more key vendors, will not have a material adverse effect on the Company's business, results of operations and financial condition.

         NEW TORRID STORES AND ASSOCIATED RISKS

         The Company's ability to expand into new concepts has not been tested. Accordingly, the operation of its Torrid stores and the sale of Torrid merchandise on line at www.torrid.com, are subject to numerous risks, including unanticipated operating problems, lack of experience, lack of customer acceptance, new vendor relationships and competition from existing and new retailers. For example, it may be that the Company will not be able to generate sufficient customer interest in Torrid stores and Torrid products, or that this concept may not be able to support the store format. There can be no assurance that the Company's Torrid stores or Torrid website will achieve sales and profitability levels that justify the Company's investment in this new retail format. Establishing and increasing the number of Torrid stores also involve other risks that could have a material adverse effect on the Company, including
(i) the risk of diversion of management's attention from the Company's core business and products, (ii) difficulties with the hiring, retention and training of management and personnel for the Torrid stores, (iii) risks associated with new vendors and (iv) difficulties with locating and obtaining favorable store sites and acceptable lease terms. Risks inherent in any new concept are particularly acute in the Company's case with respect to Torrid, because this is the first significant new venture by the Company. The Company has traditionally concentrated its expansion efforts on increasing the number of and sales in Hot Topic stores.

         UNCERTAINTIES REGARDING IMPLEMENTATION OF NEW MANAGEMENT INFORMATION SYSTEM

         During fiscal 1999, after completing an evaluation of its long-term management information system needs, the Company selected new hardware and software for its stores, office and distribution center. The Company implemented the host hardware and software systems at its office and distribution center during the second half of fiscal 2000 and plans to install certain point-of-sale upgrades at its stores in fiscal 2001. If the new information systems and software do not work effectively, the Company may experience delays or failures in its operations. These delays or failures could adversely impact the promptness and accuracy of the Company's transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. The Company's current and planned systems, transaction processing, procedures and controls may not be adequate to support future operations. To manage growth of its operations and personnel, the Company may need to continue to improve its operational and financial systems, transaction processing, procedures and controls.

         DEPENDENCE ON KEY PERSONNEL

         The Company's performance depends largely on the efforts and abilities of senior management, especially Elizabeth McLaughlin, the Company's Chief Executive Officer and President, who has been with the Company since 1993. Due to the retirement of the Company's founder, Orval Madden, and his resignation from the Board in April 2001, the Company remains reliant on Elizabeth McLaughlin and her senior management team. The Company has a $2,000,000, key-person life insurance policy on Ms. McLaughlin. However, the sudden loss of Ms. McLaughlin's services or the services of other members of the management team could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, there can be no assurance that Ms. McLaughlin and the Company's existing management team will be able to manage the Company or its growth or that the Company will be able to attract and retain additional qualified personnel as needed in the future.

         UNCERTAINTIES REGARDING DISTRIBUTION OF MERCHANDISE

         The Company relies upon the United Parcel Service for its product shipments, including shipments to and from all of its stores, and, accordingly, is subject to the risks, including employee strikes and inclement weather, associated with United Parcel Service's ability to provide delivery services to meet the Company's shipping needs. The Company is also dependent upon temporary employees to adequately staff its distribution facility, particularly during busy periods, such as during the Christmas season and while multiple stores are opening. There can be no assurance that the Company will continue to receive adequate assistance from its temporary employees, or that there will continue to be sufficient sources of temporary employees.

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

         COMPETITION

         The retail apparel and accessory industry is highly competitive. The Company competes with other retailers for vendors and for teenage and college age customers, suitable retail locations and qualified employees and management personnel. Hot Topic currently competes with street alternative stores located primarily in metropolitan areas and with other mall-based teenage-focused retailers such as The Buckle, Charlotte Russe, Claire's Stores, Inc., Delias Inc., d.e.m.o., Gadzooks, Inc., Millers Outpost, Inc., Pacific Sunwear of California, Inc., Spencer Gifts, Inc., Urban Outfitters, Inc., The Wet Seal, Inc., and, to a lesser extent, with music stores and mail order catalogs and websites. Many of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company. Direct competition with these and other retailers may increase significantly in the future, which could require the Company, among other things, to lower its prices and/or take other measures. Increased competition could have a material adverse effect on the Company's business, results of operations and financial condition.

         PRICE VOLATILITY

         The Company's Common Stock is quoted on the Nasdaq National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could adversely affect the market price of the Common Stock without regard to the operating performance of the Company. In addition, the Company believes that factors such as quarterly fluctuations in the financial results of the Company, fluctuations in the Company's comparable store sales, announcements by other apparel, accessory and gift item retailers, the trading volume of the Company's Common Stock in the public market, the condition of the overall economy and the condition of the financial markets could cause the price of the Common Stock to fluctuate substantially.

         ANTI-TAKEOVER MATTERS

         The Company's Amended and Restated Articles of Incorporation and Amended and Restated Bylaws contain provisions that may have the effect of delaying, deterring or preventing a takeover of the Company that shareholders may consider being in their best interests. For instance, the Company's Amended and Restated Articles of Incorporation and Amended and Restated Bylaws prohibit shareholder action by written consent and include certain "fair price provisions." Additionally, the Board of Directors has the authority to issue up to 10,000,000 shares of "blank check" preferred stock having such rights, preferences and privileges as designated by the Board of Directors without shareholder approval.

ITEM 2.  PROPERTIES

         The Company leases all of the Company's existing store locations, with lease terms expiring between 2001 and 2010. The leases for most of the existing stores are for ten-year years and provide for contingent rent based upon a percent of sales in excess of specified minimums. Leases for future stores will likely include similar contingent rent provisions.

         The Company's headquarters office and distribution center are located in City of Industry, California, and are occupied under the terms of a lease covering approximately 125,000 square feet. The lease is for a five-year term, with two options to extend the lease, each for a three-year period. The annual base rent for the initial five-year term is approximately $525,000. This lease will terminate on August 1, 2001. Beginning August 1, 2001, the Company will double the size of its leased office and distribution center space, and has entered into an amended lease with its existing landlord. The amended lease is for a five-year term (from the beginning of the original lease) with two options to extend the lease, each for a three-year period. The initial five-year term will expire in April 2004. The annual base rent for the initial five-year term is approximately $1,131,900 including the additional space.

         The original lease terms of the Company's headquarters and distribution facility granted the Company the right of first refusal on the remaining 125,000 square feet of space in the building at 90% of the fair market lease rates for such space. In February 2001, the Company was notified that the space would become available in 2001 and was provided with comparable market lease rates. The Company considered the terms and timing of leasing the additional space against other possible alternatives and determined that it was in the Company's best interest to lease the additional space under the negotiated terms. The Company may sublease part of the additional space during part of fiscal 2001 but believes it will begin utilizing all of the space in fiscal 2002. The Company also believes that leasing the adjacent space is more efficient and cost effective than its alternatives for expansion such as moving the entire facility or acquiring additional separate space. The Company believes the property covered by the amended lease will allow for growth of to up to 750 stores.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Common Stock of the Company is traded on the NASDAQ National Market under the symbol "HOTT". A two-for-one stock split of the Company's Common Stock became effective December 27, 2000. The stock split was affected by way of a stock dividend. The dividend was distributed to shareholders of record as of December 14, 2000. This was the second two for one split for the Company, the first split having occurred in December 1999. All share and per share amounts have been restated to reflect the splits. The following table sets forth, for the periods indicated, the high and low sales prices of the shares of Common Stock of the Company, as reported on the NASDAQ National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

         2000 FISCAL YEAR QUARTERS             HIGH               LOW
                                        ------------------------------------
         First Quarter                    $   17 15/16      $    7 15/16
         Second Quarter                   $   17 27/32      $   11 25/64
         Third Quarter                    $   19  3/4       $   13  3/4
         Fourth Quarter                   $   26 11/16      $   14  9/16

         1999 FISCAL YEAR QUARTERS             HIGH               LOW
                                        ------------------------------------
         First Quarter                    $    4  3/4       $    3  3/16
         Second Quarter                   $    7 25/32      $    4  1/4
         Third Quarter                    $    9  3/8       $    5 61/64
         Fourth Quarter                   $   13 11/32      $    8 19/32


On April 20, 2001, the last sales price of the Common Stock as reported on the NASDAQ National Market was $31.18 per share. As of April 20, 2001, there were approximately 194 holders of record of the Company's Common Stock. This number does not reflect the actual number of beneficial holders of the Company's Common Stock, which the Company believes to be in excess of 8,000 holders.

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

HOT TOPIC, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA:

                                                                         FISCAL YEAR
                                                  ---------------------------------------------------------
                                                    2000        1999         1998       1997        1996
                                                  ---------   ---------   ---------   ---------   ---------
(In thousands, except per share data, number
of stores, comparable store sales and sales
per square foot)

STATEMENT OF OPERATIONS DATA:
Net sales                                         $257,187    $168,949    $103,371    $ 70,532    $ 43,618
Cost of goods sold, including buying,
  distribution and occupancy costs                 154,298     103,998      65,855      44,417      27,049
                                                  ---------   ---------   ---------   ---------   ---------
Gross Margin                                       102,889      64,951      37,516      26,115      16,569
Selling, general and administrative expenses        67,917      44,749      29,077      19,862      12,846
                                                  ---------   ---------   ---------   ---------   ---------
Operating income                                    34,972      20,202       8,439       6,253       3,723
Interest income, net                                 1,925         933         931         901         382
                                                  ---------   ---------   ---------   ---------   ---------
Income before income taxes                          36,897      21,135       9,370       7,154       4,105
Income taxes                                        13,652       7,634       3,367       2,611       1,535
                                                  ---------   ---------   ---------   ---------   ---------
Net income                                          23,245    $ 13,501    $  6,003    $  4,543    $  2,570
Net income per share:
    Basic                                         $   1.18    $   0.73    $   0.31    $   0.24    $   0.18
    Diluted                                       $   1.09    $   0.69    $   0.30    $   0.23    $   0.16
Weighted average shares
outstanding
    Basic                                           19,779      18,534      19,268      18,762      14,512
    Diluted                                         21,379      19,594      19,824      19,760      15,596

SELECTED OPERATING DATA:
Number of stores at year end                           274         212         158         108          68
Comparable stores sales increase (decrease)           16.7%       22.8%        0.4%        2.2%        8.9%
Average sales per square foot                     $    669    $    623    $    542    $    565    $    578
Average sales per store (000s)                    $  1,020    $    909    $    772    $    769    $    748

BALANCE SHEET DATA:
Working capital                                   $ 61,253    $ 37,564    $ 28,432    $ 29,230    $ 29,247
Total assets                                       118,646      89,022      58,764      51,953      44,033
Long-term obligations including current portion        123         231         120         161          48
Shareholders' equity                              $ 99,291    $ 67,278    $ 48,749    $ 44,736    $ 39,069


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Hot Topic is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. The Company opened its first store in 1989, and operated 274 stores in 45 states across the United States as of February 3, 2001. The Company opened 26 stores during fiscal 1996, most of which were in new markets in the Midwest and Northeast adjacent to markets entered in fiscal 1995; 40 stores during fiscal 1997, both in existing markets and in 12 additional states, 50 stores during fiscal 1998, both in existing markets and in 6 additional states; 54 stores during fiscal 1999, both in existing markets and in 4 additional states; and; 62 stores during fiscal 2000, both in existing markets and 3 additional states.

         The Company operates on a 52 or 53-week fiscal year, which ends on the Saturday nearest to January 31. Fiscal 2000 was a 53-week year. Fiscal 1998 and 1999 were 52-week years.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales and certain store data:

                                                         FISCAL YEAR
                                               ---------------------------------
                                                 2000       1999      1998
                                               ---------------------------------
Net sales                                        100.0%    100.0%    100.0%
Cost of goods sold, including buying,
   distribution & occupancy costs                 60.0%     61.6%     63.7%
Gross margin                                      40.0%     38.4%     36.3%
Selling, general and administrative expenses      26.4%     26.4%     28.1%
Operating income                                  13.6%     12.0%      8.2%
Interest income, net                               0.7%      0.6%      0.9%
Income before income tax                          14.3%     12.6%      9.1%
Provision for income taxes                         5.3%      4.6%      3.3%
Net income                                         9.0%      8.0%      5.8%

Number of stores at year end                       274       212       158
Comparable store sales increase                   16.7%     22.8%      0.4%

FISCAL 2000 COMPARED TO FISCAL 1999

         Net sales increased approximately $88.3 million, or 52%, to $257.2 million in fiscal 2000 from $168.9 million in fiscal 1999. Net sales for the 62 stores opened during fiscal 2000 and for those stores not yet qualifying as comparable stores contributed $62.8 million of the net sales increase. Comparable store sales increased 16.7% in fiscal 2000 and contributed $25.5 million of the increase in net sales. The average store volume increased to $1,020,000 from $909,000 in fiscal 1999. The sales mix in fiscal 2000 saw a slight shift toward apparel and T-shirts, with this category contributing approximately 51% of net sales in 2000 as compared to approximately 50% in 1999.

         Gross margin increased approximately $38.0 million to $102.9 million in fiscal 2000 from $64.9 million in fiscal 1999. As a percentage of net sales, gross margin increased to 40.0% in fiscal 2000 from 38.4% in fiscal 1999. The increase, as a percentage of sales, reflected the leveraging of occupancy expense achieved from the significant increase in the average store sales volume and an increase in merchandise margin. Merchandise margin increased approximately 1.0%, as a percentage of sales compared to the prior year, principally from an average higher initial markup and lower markdowns, shrinkage and freight, all as a percentage of sales.

         Selling, general and administrative expenses increased approximately $23.2 million to $67.9 million during fiscal 2000 from $44.7 million during fiscal 1999. As a percentage of net sales, selling, general and administrative expense was 26.4% for fiscal 2000, the same percentage as in fiscal 1999. Many of the fiscal 2000 selling, general and administrative expenses decreased as a percent of net sales due to the operating leverage achieved through the Company's larger store base and higher average store sales volume. This leverage was off-set by higher performance based bonuses, development costs for the new Torrid concept, higher store management payroll, increased benefit coverage and continued investment in management infrastructure.

         Operating income increased approximately $14.8 million to $35.0 million during fiscal 2000 from $20.2 million during fiscal 1999. As a percentage of net sales, operating income increased significantly to 13.6% in fiscal 2000 from 12.0% in fiscal 1999, principally from the larger store base, higher average store sales and higher margins. Operating income on an average per store basis was approximately $142,000 in fiscal 2000, up 30% from last year's $109,000.

         Net interest income increased by $1.0 million to $1.9 million or 0.7% of sales during fiscal 2000, from $0.9 million or 0.6% of sales during fiscal 1999, principally a result of higher average cash balances.

         The Company's effective tax rate was 37.0% in fiscal 2000 and 36.1% in fiscal 1999. The variance from an expected rate of approximately 40% in both fiscal 2000 and 1999 is a result of a significant portion of each fiscal year's interest income being non-taxable.

FISCAL 1999 COMPARED TO FISCAL 1998

         Net sales increased approximately $65.5 million, or 63%, to $168.9 million in fiscal 1999 from $103.4 million in fiscal 1998. Net sales for the 54 stores opened during fiscal 1999 and for those stores not yet qualifying as comparable stores contributed $44.7 million of the net sales increase. Comparable store sales increased 22.8% in fiscal 1999 and contributed $20.8 million of the increase in net sales. The average store volume increased to $909,000 from $772,000 in fiscal 1998. The sales mix in fiscal 1999 was approximately the same as the mix in fiscal 1998, with apparel and T-shirts contributing approximately 50% of net sales in each fiscal year.

         Gross margin increased approximately $27.4 million to $64.9 million in fiscal 1999 from $37.5 million in fiscal 1998. As a percentage of net sales, gross margin increased to 38.4% in fiscal 1999 from 36.3% in fiscal 1998. The increase, as a percentage of sales, reflected the leveraging of occupancy expense achieved from the significant increase in the average store sales volume and an increase in merchandise margin. Merchandise margin increased approximately 0.4% compared to the prior year, principally from an average higher initial markup and lower merchandise markdowns, as a percentage of sales.

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

         The Company's business is also subject to seasonal influences, with heavier concentrations of sales during the Christmas, back-to-school, Halloween seasons, and other periods when schools are not in session. The Christmas holiday season remains the Company's single most important selling season. The Company believes, however, that the importance of the summer vacation and back-to-school seasons (which affect operating results in the second and third quarters, respectively) and, to a lesser extent, the spring break season (which affects operating results in the first quarter) and the Halloween holiday, (reduces somewhat the Company's dependence on the Christmas holiday selling season). Furthermore, summer vacation, spring break and the back-to-school season take place at somewhat different times in different parts of the country, spreading the impact of these events on the Company's sales over a longer period. As is the case with many retailers of apparel, accessories and related merchandise, the Company typically experiences lower first fiscal quarter net sales.

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

                                                    FISCAL YEAR 2000                            FISCAL YEAR 1999
                                       -----------------------------------------   -----------------------------------------
(In thousands, except selected          FIRST      SECOND     THIRD      FOURTH     FIRST      SECOND     THIRD      FOURTH
  operating and per share data)        --------   --------   --------   --------   --------   --------   --------   --------

STATEMENT OF OPERATIONS DATA:
     Net sales                         $44,839    $51,718    $72,203    $88,427    $28,286    $32,779    $47,964    $59,920
     Gross Margin                       16,769     19,287     29,210     37,623      9,746     11,413     19,019     24,773
     Operating income                    3,456      4,578     11,165     15,772        781      1,638      6,576     11,207
     Net income                        $ 2,443    $ 3,121    $ 7,317    $10,364    $   635    $ 1,152    $ 4,306    $ 7,408

 Net income per share:
     Basic                             $  0.13    $  0.16    $  0.37    $  0.51    $  0.03    $  0.06    $  0.23    $  0.40
     Diluted                           $  0.12    $  0.15    $  0.34    $  0.48    $  0.03    $  0.06    $  0.22    $  0.36

Weighted average shares outstanding:
     Basic                              19,441     19,732     19,795     20,147     18,484     18,478     18,572     18,602
     Diluted                            21,016     21,294     21,426     21,784     18,848     19,264     19,678     20,588

SELECTED OPERATING DATA:
     Comparable store sales increase      24.1%      21.8%      15.3%      11.2%      15.3%      16.9%      26.1%      27.1%
     Stores open at end of period          224        247        267        274        168        184        198        212


LIQUIDITY AND CAPITAL RESOURCES

         During the last three fiscal years, the Company's primary uses of cash have been to finance store openings, purchase merchandise inventories, and in fiscal 1999, to expand the headquarters and distribution facility. In fiscal 2000, an additional significant use of capital was used to secure the hardware and software related to the host computer systems implemented during the third quarter. The Company has satisfied its cash requirements exclusively from cash flows from operations.

         Cash flows provided by operating activities were $19.7 million, $25.8 million, and $9.3 million in fiscal 2000, 1999 and 1998, respectively. The decrease in cash flows from operating activities in fiscal 2000 was primarily attributable to the timing of the payment of estimated 2000 income tax liabilities and the payment of February 2001 rents (payment required prior to the fiscal 2000 year end of February 3, 2001).

         Cash flows used in investing activities were $16.7 million, $15.8 million and $9.3 million in fiscal 2000, 1999 and 1998, respectively. Cash flows used in investing activities relate primarily to store openings and, in 2000, approximately $2.6 million was used for the hardware and software related to the new system implementation, and in 1999, $4.2 million was used for equipment and leasehold improvements for the Company's new headquarters office and distribution facility. The Company opened 62, 54 and 50 stores in fiscal 2000, 1999 and 1998, respectively.

         Cash flows provided by (used in) financing activities were $8.7 million, $5.0 million and ($2.1) million in fiscal 2000, 1999 and 1998, respectively. Cash flows related to the exercise of stock options represented $8.8 million of the fiscal year 2000 financing activities.

         The Company anticipates that it will spend approximately $20 million on capital expenditures in fiscal 2001. Of that amount, approximately $13 to $15 million is needed for the construction of the planned 65 Hot Topic stores and 6 Torrid stores in fiscal 2001. During fiscal 2000, the Company's average capital expenditures to open a store, including leasehold improvements and furniture and fixtures, totaled approximately $179,000. The average initial gross inventory for the new 2000 stores was approximately $101,000 (which was partially financed by trade credit) and pre-opening costs averaged approximately $21,000 for these stores. The Company expects the average total costs associated with opening a store to increase moderately to approximately $200,000 in fiscal 2001 as a result of the implementation of a new store design that was tested in two new stores in the fourth quarter of fiscal 2000. Pre-opening costs are expensed as incurred. The actual costs that the Company will incur in connection with opening future stores cannot be predicted with precision because such costs will vary based upon, among other things, geographic location, and the size of the stores and the extent of the build-out required at the selected sites. Initial inventory requirements vary at new stores depending on the season and current merchandise trends.

         During fiscal 1999, after completing an evaluation of its long-term management information system needs, the Company selected new hardware and software for its stores, office and distribution center. The Company implemented the host hardware and software systems at its office and distribution center during the third quarter of fiscal 2000 and plans to install certain point of sale upgrades at its stores in fiscal 2001. During fiscal 2000, the Company spent approximately $2.1 million for the hardware, software, modifications, training and implementation of the host system. The Company presently estimates the point of sale upgrades and currently planned enhancements and modifications to the host system will cost approximately $2.5 to $3.0 million, substantially all of which will be spent in fiscal 2001.

         The Company believes that its existing cash balances and cash generated from operations will be sufficient to fund its operations and planned expansion through at least the next 12 months.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See the section entitled "Executive Officers and Key Employees" in Part I, Item 1 hereof for information regarding the Company's executive officers.

         The information required by this item with respect to directors is incorporated by reference to the information appearing under the caption "Election of Directors," contained in the Company's Definitive Proxy Statement which will be filed with the SEC within 120 days of fiscal year-end pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders to be held on June 7, 2001 (the "2001 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the information appearing under the caption "Executive Compensation" in the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the information appearing under the caption "Certain Transactions" in the 2001 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a)(1)   CONSOLIDATED FINANCIAL STATEMENTS

                  The following consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K:

                                                                                      PAGE
      Report of Ernst & Young LLP, Independent Auditors.............................  F-1
                                                                                      ---
      Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000.......  F-2
                                                                                      ---
      Consolidated Statements of Operations for the years ended February 3, 2001,
               January 29, 2000 and January 30, 1999................................  F-3
                                                                                      ---
      Consolidated Statements of Shareholders' Equity for the years ended
               February 3, 2001, January 29, 2000 and January 30, 1999..............  F-4
                                                                                      ---
      Consolidated Statements of Cash Flows for the years ended February 3,
               2001, January 29, 2000 and January 30, 1999..........................  F-5
                                                                                      ---
      Notes to Consolidated Financial Statements....................................  F-6
                                                                                      ---

         (a)(2)   FINANCIAL STATEMENT SCHEDULES

                  All financial statement schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

         (a)(3)   EXHIBITS

                  The exhibits listed under Item 14(c) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

         (b)      REPORTS ON FORM 8-K

                  During the quarter ended February 3, 2001, the Company filed one report on Form 8-K. On December 1, 2000, the Company filed a report on Form 8-K reporting, under Item 5, the announcement that its Board of Directors approved a two-for-one stock split to be implemented as a 100% stock dividend to each of the Company's shareholders of record as of December 14, 2000.

         (c)      EXHIBITS

          EXHIBIT
          NUMBER                DESCRIPTION OF DOCUMENT
          ------                -----------------------
           3.1    Amended and Restated Articles of Incorporation.  (1)

           3.2    Amended and Restated Bylaws.

           4.1    Reference is made to Exhibits 3.1 and 3.2.

           4.2    Specimen stock certificate.  (1)

          10.1 Form of Indemnity Agreement to be entered into between Registrant and its directors and officers. (1)

          10.2    1996 Equity Incentive Plan (the "1996 Plan").  (1)

          10.3 Form of Nonstatutory Stock Option Agreement of Registrant pursuant to the 1996 Plan. (1)

          10.4 Form of Incentive Stock Option Agreement of Registrant pursuant to the 1996 Plan. (1)

          10.5    Non-Employee Directors' Stock Option Plan.  (1)

          10.6    Employee Stock Purchase Plan.  (1)

          10.7 401(k) Defined Contribution Plan of Registrant, effective as of August 1, 1995. (1)

          10.8 Industrial Real Estate Lease (Multi-Tenant Facility), dated December 10, 1998, entered into between Registrant's wholly owned subsidiary, Hot Topic Administration, Inc. and Majestic Realty Co. and Patrician Associates, Inc. (2)

          10.9 Guaranty of Lease, dated December 10, 1998, entered into between the Registrant and Majestic Realty Co. and Patrician Associates, Inc. (2)

          10.10 First Amendment to Industrial Real Estate Lease, dated March 19, 2001, by and between Majestic - Fullerton Road, LLC, PFG Fullerton Limited Partnership, and Hot Topic Administration, Inc.

          EXHIBIT
          NUMBER                DESCRIPTION OF DOCUMENT
          ------                -----------------------
          10.11 Employment Agreement dated January 22, 2001, between the Registrant and Elizabeth McLaughlin.

          10.12 Employment Offer Letter dated January 12, 2001, between the Registrant and Jerry Cook.

          23.1    Consent of Ernst & Young LLP, Independent Auditors.

          24.1    Power of Attorney is contained on the signature page.

------------

(1) Filed as an exhibit to Registrant's Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.

(2) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference
         (10.8 and 10.9).


         (d)      FINANCIAL STATEMENT SCHEDULES

                  Reference is made to Item 14(a)(2).

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Industry, County of Los Angeles, State of California, on the 27th day of April 2001.

                                             HOT TOPIC, INC.


                                             By: /s/ Elizabeth M. McLaughlin
                                                 ---------------------------
                                                 Elizabeth M. McLaughlin
                                                 Chief Executive Officer,
                                                 President and Director

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Elizabeth M. McLaughlin and Jim McGinty, or either of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                NAME                                  POSITION                        DATE
-----------------------------------     ---------------------------------         --------------

    /s/ ELIZABETH M. MCLAUGHLIN         Chief Executive Officer, President        April 27, 2001
-----------------------------------     and Director (PRINCIPAL EXECUTIVE
     Elizabeth M. McLaughlin            OFFICER)

        /s/ JIM MCGINTY                 Chief Financial Officer (PRINCIPAL        April 27, 2001
-----------------------------------     FINANCIAL AND ACCOUNTING OFFICER)
          Jim McGinty

      /s/ ROBERT M. JAFFE               Chairman of the Board                     April 27, 2001
-----------------------------------
       Robert M. Jaffe

      /s/ EDGAR F. BERNER               Director                                  April 27, 2001
-----------------------------------
       Edgar F. Berner

      /s/ CORRADO FEDERICO              Director                                  April 27, 2001
-----------------------------------
       Corrado Federico

       /s/ ANDREW SCHUON                Director                                  April 27, 2001
-----------------------------------
        Andrew Schuon

      /s/BRUCE A. QUINNELL              Director                                  April 27, 2001
-----------------------------------
      Bruce A. Quinnell

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Hot Topic, Inc.

We have audited the accompanying consolidated balance sheets of Hot Topic, Inc. and subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hot Topic, Inc. and subsidiaries at February 3, 2001 and January 29, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 3, 2001 in conformity with accounting principles generally accepted in the United States.

                                                         /S/  Ernst & Young LLP
                                                         ----------------------
                                                         Ernst & Young
Los Angeles, California
March 9, 2001


                                Hot Topic, Inc. and Subsidiaries

                                   Consolidated Balance Sheets

                                                           February 3, 2001  January 29, 2000
Assets
Current assets:
   Cash and cash equivalents                                  $ 51,287,698   $ 39,549,654
   Inventory                                                    21,335,515     15,366,745
   Prepaid expenses and other                                    5,552,600      1,580,433
   Deferred tax asset                                              943,742        721,161
                                                              -------------  -------------
Total current assets                                            79,119,555     57,217,993

Leaseholds, fixtures and equipment, net                         39,165,998     31,721,478
Deposits and other                                                 100,662         82,986
Deferred tax asset                                                 259,845              -
                                                              -------------  -------------
Total assets                                                  $118,646,060   $ 89,022,457
                                                              =============  =============

Liabilities and shareholders' equity Current liabilities:
   Accounts payable                                           $  6,632,140   $  6,215,011
   Accrued payroll and related expenses                         10,093,360      8,452,469
   Accrued sales and other taxes payable                         1,103,150        637,623
   Federal and state income taxes payable                                -      4,288,815
   Current portion of obligations under capital leases              37,691         59,736
                                                              -------------  -------------
Total current liabilities                                       17,866,341     19,653,654

Deferred rent                                                    1,403,576      1,104,709
Capital lease obligations, less current portion                     84,869        170,767
Deferred tax liability                                                   -        815,796


Shareholders' equity:
Common shares, no par value;
   50,000,000 shares authorized;  20,293,855 and 19,321,688
shares issued and outstanding at February 3, 2001 and
January 29, 2000, respectively                                  49,429,508     40,667,571
Deferred compensation                                                    -         (6,727)
Retained earnings                                               49,861,766     26,616,687
Total shareholders' equity                                      99,291,274     67,277,531
                                                              -------------  -------------
Total liabilities and shareholders' equity                    $118,646,060   $ 89,022,457
                                                              =============  =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                Hot Topic, Inc. and Subsidiaries

                                Consolidated Statements of Income
                                                                 Years ended
                                                                 -----------
                                                 February 3,      January 29,      January 30,
                                                    2001             2000             1999
                                               --------------   --------------   --------------
Net sales                                      $ 257,187,317    $ 168,948,553    $ 103,370,683
Cost of goods sold, including buying,
distribution and occupancy costs                 154,298,004      103,998,031       65,854,559
                                               --------------   --------------   --------------
Gross margin                                     102,889,313       64,950,522       37,516,124

Selling, general and administrative expenses      67,917,723       44,748,988       29,077,124
                                               --------------   --------------   --------------
Operating income                                  34,971,590       20,201,534        8,439,000

Interest income                                   (1,955,414)        (964,826)        (951,119)
Interest expense                                      30,025           32,086           20,296
                                               --------------   --------------   --------------
Income before income taxes                        36,896,979       21,134,274        9,369,823

Provision for income taxes (Note 6)               13,651,900        7,633,600        3,366,900
                                               --------------   --------------   --------------
Net income                                     $  23,245,079    $  13,500,674    $   6,002,923
                                               ==============   ==============   ==============

Net income per share:
   Basic                                       $        1.18    $        0.73    $        0.31
                                               ==============   ==============   ==============
   Diluted                                     $        1.09    $        0.69    $        0.30
                                               ==============   ==============   ==============

Shares used in computing net income
per share:
   Basic                                          19,778,706       18,533,704       19,268,096
   Diluted                                        21,379,418       19,594,724       19,823,188

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                Hot Topic, Inc. and Subsidiaries

                                        Consolidated Statements of Shareholders' Equity
                                                    Common Shares                                             Total
                                           -----------------------------     Deferred        Retained     Shareholders'
                                               Shares         Amount       Compensation      Earnings        Equity
                                           -------------   -------------   -------------   -------------  -------------
Balance at January 31, 1998                  19,038,424    $ 37,700,992    ($    78,511)   $  7,113,090   $ 44,735,571
   Exercise of stock options                    444,308         388,728               -               -        388,728
   Employee stock purchase plan                  14,992          49,500               -               -         49,500
   Repurchase common stock                     (880,000)     (2,968,565)              -               -     (2,968,565)
   Amortization of deferred compensation              -               -          35,892               -         35,892
   Tax benefit from exercise of options               -         505,097               -               -        505,097
   Net income                                         -               -               -       6,002,923      6,002,923
                                           -------------   -------------   -------------   -------------  -------------
Balance at January 30, 1999                  18,617,724      35,675,752         (42,619)     13,116,013     48,749,146
   Exercise of stock options                    964,192       4,187,278               -               -      4,187,278
   Employee stock purchase plan                  15,772          60,469               -               -         60,469
   Repurchase common stock                     (276,000)     (1,064,863)              -               -     (1,064,863)
   Amortization of deferred compensation              -               -          35,892               -         35,892
   Tax benefit from exercise of options               -       1,808,935               -               -      1,808,935
   Net income                                         -               -               -      13,500,674     13,500,674
                                           -------------   -------------   -------------   -------------  -------------
Balance at January 29, 2000                  19,321,688      40,667,571          (6,727)     26,616,687     67,277,531
   Exercise of stock options                    959,910       4,767,049               -               -      4,767,049
   Employee stock purchase plan                  12,257         143,170               -               -        143,170
   Amortization of deferred compensation              -               -           6,727               -          6,727
   Tax benefit from exercise of options               -       3,851,718               -               -      3,851,718
   Net income                                         -               -               -      23,245,079     23,245,079
                                           -------------   -------------   -------------   -------------  -------------
Balance at February 3, 2001                  20,293,855    $ 49,429,508               -    $ 49,861,766   $ 99,291,274
                                           =============   =============   =============   =============  =============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                        Hot Topic, Inc. and Subsidiaries

                                      Consolidated Statements of Cash Flows
                                                                              Years ended
                                                               --------------------------------------------
                                                               February 3,     January 29,     January 30,
                                                                   2001            2000            1999
                                                              -------------   -------------   -------------
OPERATING ACTIVITIES
Net income                                                    $ 23,245,079    $ 13,500,674    $  6,002,923
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                 8,645,306       5,890,519       4,069,200
   Deferred rent                                                   298,867         360,998         234,889
   Deferred compensation                                             6,727          35,892          35,892
   Deferred taxes                                               (1,298,222)       (422,800)        124,198
   Loss on disposal of fixed assets                                501,427          10,072               -
   Changes in operating assets and liabilities:
     Inventory                                                  (5,968,770)     (4,920,119)     (2,810,030)
     Prepaid expenses and other current assets                  (3,972,167)       (140,147)       (782,537)
     Deposits and other assets                                     (17,676)          3,936         (46,397)
     Accounts payable                                              417,129       4,028,549         480,803
     Accrued payroll and related expenses                        1,712,434       4,601,036       1,409,150
     Accrued sales and other taxes payable                         465,527         254,881         118,883
     Income taxes payable                                       (4,288,815)      2,580,813         488,804
                                                              -------------   -------------   -------------
Net cash provided by operating activities                       19,746,846      25,784,304       9,325,778

INVESTING ACTIVITIES
Purchases of property and equipment                            (16,662,796)    (15,763,802)     (9,274,002)
                                                              -------------   -------------   -------------
Net cash used in investing activities                          (16,662,796)    (15,763,802)     (9,274,002)

FINANCING ACTIVITIES
Payments on capital lease obligations                             (107,943)        (36,541)        (31,689)
Repurchase common shares                                                 -      (1,064,863)     (2,968,565)
Proceeds from employee stock purchases and
 exercise of stock options, including related tax benefit        8,761,937       6,056,682         943,325
                                                              -------------   -------------   -------------
Net cash provided by (used in) financing activities              8,653,994       4,955,278      (2,056,929)
                                                              -------------   -------------   -------------

Increase (decrease) in cash and cash equivalents                11,738,044      14,975,780      (2,005,153)
Cash and cash equivalents at beginning of year                  39,549,654      24,573,874      26,579,027
                                                              -------------   -------------   -------------
Cash and cash equivalents at end of year                      $ 51,287,698    $ 39,549,654    $ 24,573,874
                                                              =============   =============   =============

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest                        $     30,245    $     32,086    $     20,296
                                                              =============   =============   =============
Cash paid during the year for income taxes                    $ 17,399,328    $  3,674,209    $  2,245,212
                                                              =============   =============   =============
Capital lease obligations entered into for equipment          $          -    $    171,885    $          -
                                                              =============   =============   =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        Hot Topic, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                February 3, 2001

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Hot Topic, Inc. (the Company) was incorporated in California in September 1988. The Company sells music-licensed and music-influenced apparel, accessories and gift items for young men and women through its retail stores. The Company operates mall based retail stores throughout the United States. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

FISCAL YEAR

The Company's fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal year ended February 3, 2001 is a 53-week year. The years ended January 29, 2000 and January 30, 1999 were 52-week years.

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

NET INCOME PER SHARE

Net income per share has been computed in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share" (see Note 5). A two-for-one stock split became effective December 27, 2000. All share and per share amounts have been restated to reflect the split.

                        Hot Topic, Inc. and Subsidiaries

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of less than three months when purchased to be cash equivalents. The Company is potentially exposed to a concentration of credit risk when cash deposits in banks are in excess of federally insured limits, and as a result, the investment of cash equivalents is at two financial institutions.

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

LONG-LIVED ASSETS

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. At February 3, 2001, the Company believes there has been no impairment of the value of such assets.

                        Hot Topic, Inc. and Subsidiaries

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees".

NEW ACCOUNTING PRONOUNCEMENT

Effective in 2001, accounting for gains or losses resulting from changes in the value of derivatives would be changed depending on the use of the derivative and whether they qualify for hedge accounting. The adoption of this new requirement is not expected to have a material impact on the financial position or results of operations of the Company.

2. LEASEHOLDS, FIXTURES AND EQUIPMENT

Leaseholds, fixtures and equipment are summarized as follows:

                                                  February 3,     January 29,
                                                     2001            2000
                                                 -------------   -------------
Furniture, fixtures and equipment                $ 31,299,751    $ 25,396,222
Leasehold improvements                             29,135,468      21,419,124
                                                 -------------   -------------
                                                   60,435,219      46,815,346
Less accumulated depreciation and amortization    (21,269,221)    (15,093,868)
                                                 -------------   -------------
                                                 $ 39,165,998    $ 31,721,478
                                                 =============   =============

3. COMMITMENTS


LEASES

The Company has entered into lease agreements for retail and office space under primarily noncancelable leases with terms ranging from three to approximately ten years. The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or 5% to 8% of annual sales volume. Certain of the leases provide for increasing minimum annual rental amounts. Rent expense is recorded evenly over the term of the lease. Accordingly, deferred rent, as reflected in the accompanying balance sheets, represents the difference between rent expense accrued and amounts paid under the terms of the lease agreement. Total rent expense for the years ended February 3, 2001, January 29, 2000 and January 30, 1999 was $16,093,011, $10,364,345 and $7,505,514, respectively, including contingent rentals of $2,694,146, $1,221,200 and $293,759, respectively.

                        Hot Topic, Inc. and Subsidiaries

LEASES (CONTINUED)

The Company leases certain equipment under capital lease obligations. Cost and accumulated depreciation of equipment under capital leases were $159,560 and $53,282, respectively, at February 3, 2001, $291,151 and $49,440, respectively, at January 29, 2000 and $168,930 and $49,137, respectively, at January 30, 1999.

Annual future minimum lease payments under operating and capital leases as of February 3, 2001 are as follows:

                                                      Operating      Capital
Fiscal year                                             Leases       Leases
------------                                        -------------  -------------

2002                                                $ 15,402,097   $     45,211
2003                                                  15,397,604         86,123
2004                                                  15,276,081              -
2005                                                  14,819,341              -
2006                                                  14,593,500              -
Thereafter                                            45,952,654              -
                                                    -------------  -------------
Total minimum lease payments                        $121,441,277   $    131,334
                                                    =============  =============
Less amounts representing interest                             -          8,774
                                                    -------------  -------------
Present value of future minimum capital lease
 payments                                                      -        122,560
Less amounts due in one year                                   -         37,691
                                                    -------------  -------------
Long-term portion of obligations under capital
 leases                                                        -   $     84,869
                                                    =============  =============

4. SHAREHOLDERS' EQUITY

Under the Company's long-term incentive plans (the Plans) the Company may grant stock options to employees, directors or consultants of the Company as deemed appropriate by the Board of Directors. The exercise price of options granted under the Plan shall be determined by the Board of Directors at the date of grant and shall not be lower than (i) 100% of the fair market value of the Company's common stock on the date of grant for incentive stock options, (ii) 85% of the fair market value of the Company's common stock on the date of grant for non-statutory stock options, and (iii) 110% of the fair market value of the Company's common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock of the Company. Unless the Board of Directors declares otherwise, options vest over four years and

                        Hot Topic, Inc. and Subsidiaries
generally expire ten years from the date of grant. An aggregate of 7,220,000 shares of common stock may be issued pursuant to the plans. During fiscal 2000, the Plan was amended to increase the aggregate number of shares of common stock authorized for issuance by 1,900,000 shares. As of February 3, 2001, 1,725,320 shares were available for future grants.

In June 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the Stock Purchase Plan). The Stock Purchase Plan provides for the issuance of up to 600,000 shares of common stock to employees of the Company. Under the Stock Purchase Plan, all eligible employees are granted identical rights to purchase common stock for each Board-authorized offering under the Stock Purchase Plan. Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee's employment for any reason. In general, an employee may withdraw from participation in an offering at any time during the purchase period for such offering. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings occur every six months commencing January 1, 1997.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: weighted-average risk-free interest rates of 6%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 0.84 for 2000, 0.80 for 1999 and 0.79 for 1998; and a weighted average expected life of the option of 5 years. The weighted average fair value of options granted during the year are $11.23, $5.01 and $3.67 per share for fiscal 2000, 1999 and 1998, respectively.

                        Hot Topic, Inc. and Subsidiaries

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                                   Years Ended
                                  ----------------------------------------------
                                    February 3,     January 29,     January 30,
                                       2001            2000            1999
                                  --------------  --------------  --------------

Pro forma net income              $  20,671,693   $  11,303,530   $   4,495,809
Pro forma earnings per share
       Basic                      $        1.05   $        0.61   $        0.24
       Diluted                    $        0.97   $        0.60   $        0.23

A summary of the Company's stock option activity and related information follows:

                               February 3, 2001             January 29, 2000            January 30, 1999
                           --------------------------  --------------------------   --------------------------
                                           Weighted                    Weighted                     Weighted
                                           Average                      Average                     Average
                                           Exercise                    Exercise                     Exercise
                              Options       Price        Options        Price         Options        Price
                           ------------  ------------  ------------  ------------   ------------  ------------

Outstanding at beginning
of year                      2,653,124   $      4.84     2,796,604   $      5.12      2,249,240   $      4.11
Granted                      1,060,100   $     11.23     1,024,400   $      3.69      1,146,352   $      5.41
Exercised                     (959,910)  $      4.97      (964,192)  $      4.35       (444,308)  $      0.88
Canceled                      (253,572)  $      4.46      (203,688)  $      5.22       (154,680)  $      4.81
                           ------------  ------------  ------------  ------------   ------------  ------------
Outstanding at end of
year                         2,499,742   $      7.53     2,653,124   $      4.84      2,796,604   $      5.12
                           ============  ============  ============  ============   ============  ============

Exercisable at end of
year                           512,013   $      5.23       546,284   $      5.44        785,140   $      4.28

Exercise prices for options outstanding as of February 3, 2001 ranged from $1.25 to $15.78. Of the 2,499,742 options outstanding at February 3, 2001, 705,775 have exercise prices ranging from $1.25 to $5.00, 738,367 have exercise prices ranging from $5.25 to $6.97, 885,600 have exercise prices ranging from $8.38 to $13.44 and 170,000 have exercise prices ranging from $14.63 to $15.78. The weighted average remaining contractual life of those options is 8 years.

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

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share for the year ended, is as follows:

                                         February 3,   January 29,   January 30,
                                            2001         2000           1999
                                        ------------  ------------  ------------
Basic EPS Computation:
   Numerator                            $23,245,079   $13,500,674   $ 6,002,923
   Denominator:
      Weighted average common
       shares outstanding                19,778,706    18,533,704    19,268,096
                                        ------------  ------------  ------------
      Total shares                       19,778,706    18,533,704    19,268,096
                                        ------------  ------------  ------------
   Basic EPS                            $      1.18   $      0.73   $      0.31
                                        ============  ============  ============

Diluted EPS Computation:
   Numerator                            $23,245,079   $13,500,674   $ 6,002,923
   Denominator:
      Weighted average common
       shares outstanding                19,778,706    18,533,704    19,268,096
      Incremental shares from assumed
       conversion of options              1,600,712     1,061,020       555,092
                                        ------------  ------------  ------------
      Total shares                       21,379,418    19,594,724    19,823,188
                                        ------------  ------------  ------------
   Diluted EPS                          $      1.09   $      0.69   $      0.30
                                        ============  ============  ============

                        Hot Topic, Inc. and Subsidiaries

6. INCOME TAXES

Following is the composition of the provision for income taxes for the years ended:

                                  February 3,      January 29,      January 30,
                                     2001             2000             1999
                                 -------------    -------------    -------------

Current:
   Federal                       $ 13,092,892     $  6,873,075     $  2,770,434
   State                            1,847,868        1,183,325          472,268
                                 -------------    -------------    -------------
                                   14,940,760        8,056,400        3,242,702

Deferred:
   Federal                         (1,069,096)        (393,151)         127,057
   State                             (219,764)         (29,649)          (2,859)
                                 -------------    -------------    -------------
                                   (1,288,860)        (422,800)         124,198
                                 -------------    -------------    -------------
Total income tax expense         $ 13,651,900     $  7,633,600     $  3,366,900
                                 =============    =============    =============

Significant components of the Company's deferred tax assets and liabilities:

                                                      February 3,   January 29,
                                                         2001           2000
                                                     ------------   ------------

Current deferred tax assets:
   Accrued vacation and other                        $   345,876    $   227,759
   Inventory                                             650,928        445,380
   State taxes                                            98,903        258,895
   Other liabilities                                    (151,965)      (196,373)
                                                     ------------   ------------
Total deferred tax assets                                943,742        735,661
Valuation allowance for deferred
 tax assets                                                    -        (14,500)
                                                     ------------   ------------
Net current deferred tax assets                          943,742        721,161

Noncurrent deferred tax assets (liabilities):
   Depreciation                                          (76,357)    (1,176,467)
   Deferred rent                                         336,202        360,671
                                                     ------------   ------------
Total noncurrent deferred tax assets
(liabilities)                                            259,845       (815,796)
                                                     ------------   ------------
Net deferred tax (liability) asset                   $ 1,203,587    ($   94,635)
                                                     ============   ============

                        Hot Topic, Inc. and Subsidiaries

Reconciliation of provision for taxes to statutory tax rate for the years ended:

                                          February 3,   January 29, January 30,
                                              2001         2000        1999
                                           ----------   ----------  ----------

Statutory federal rate                          35.0%        35.0%       34.0%
Permanent differences                           (1.3)        (1.3)       (2.9)
State and local taxes, net of federal
 benefit                                         2.7          2.8         3.3
Change in valuation allowance and
 other items                                     0.6         (0.4)        1.5
                                           ----------   ----------  ----------
Effective income tax rate                       37.0%        36.1%       35.9%
                                           ==========   ==========  ==========

7. EMPLOYEE BENEFIT PLAN

Effective January 1, 1995, the Company adopted the Hot Topic 401(k) Retirement Savings Plan (the 401(k) Plan). All employees who have been employed by the Company for at least one year of service, maintained a minimum of 1,000 hours worked during the year and are at least 21 years of age are eligible to participate. Employees may contribute to the 401(k) Plan up to 25% of their current compensation, subject to a statutorily prescribed annual limit. The Company may in its discretion contribute certain amounts to eligible employees' accounts. The Company has not made any contributions to the 401(k) Plan.