Form 10-Q
period 2001-05-05
HOT TOPIC INC /CA/
filed 2001-06-15
CIK 1017712

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
     X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2001

                                       OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: June 7, 2001 -
20,542,162 shares, no par value.                                --------------
--------------------------------

                                 HOT TOPIC, INC.
                               INDEX TO FORM 10-Q
                                                                        Page No.
PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Consolidated Balance Sheets - May 5, 2001 and February 3, 2001     3

         Consolidated Statements of Income for the 13 weeks ended May 5,
           2001 and April 29, 2000                                          4

         Consolidated Statements of Cash Flows for the 13 weeks ended
           May 5, 2001 and April 29, 2000                                   5

         Notes to Consolidated Financial Statements                         6


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              7-9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         9

PART II.      OTHER INFORMATION                                             9-10

              SIGNATURE PAGE                                                10

                        HOT TOPIC, INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                         May 5, 2001   February 3, 2001 (a)

ASSETS
Current Assets
     Cash and cash equivalents                          $ 44,687,000   $ 51,288,000
     Inventory                                            26,243,000     21,336,000
     Prepaid expenses and other                            7,079,000      5,552,000
     Deferred tax asset                                      944,000        944,000
                                                        -------------  -------------
Total current assets                                      78,953,000     79,120,000

Leaseholds, fixtures and equipment:
     Furniture, fixtures and equipment                    35,207,000     31,300,000
     Leasehold improvements                               33,698,000     29,135,000
                                                        -------------  -------------
                                                          68,905,000     60,435,000
     Less accumulated depreciation                        23,226,000     21,270,000
                                                        -------------  -------------
Net leaseholds, fixtures and equipment                    45,679,000     39,165,000
Deposits and other assets                                    104,000        101,000
Long term: Deferred tax asset                                260,000        260,000
                                                        -------------  -------------
Total Assets                                            $124,996,000   $118,646,000
                                                        =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                   $  8,864,000   $  6,632,000
     Accrued payroll and related expenses                  7,673,000     10,093,000
     Accrued sales and other taxes payable                 1,122,000      1,103,000
     Income taxes payable                                  1,966,000             --
     Current portion of capital lease obligations             23,000         38,000
                                                        -------------  -------------
Total current liabilities                                 19,648,000     17,866,000

Deferred rent                                              1,477,000      1,404,000
Capital lease obligations, less current portion              130,000         85,000

Shareholders' equity
   Common shares, no par value;
       50,000,000 shares authorized; 20,501,092 and
       20,293,855 issued and outstanding at
       May 5, 2001 and February 3, 2001, respectively     50,532,000     49,429,000
   Retained earnings                                      53,209,000     49,862,000
                                                        -------------  -------------
   Total shareholders' equity                            103,741,000     99,291,000
                                                        -------------  -------------
   Total liabilities and shareholders' equity           $124,996,000   $118,646,000
                                                        =============  =============

(a) - The balance sheet at Feb. 3, 2001 is derived from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.

                        HOT TOPIC, INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          First Quarter
                                                          -------------
                                                        (13 weeks ended)
                                                   May 5, 2001    April 29, 2000
                                                  ------------------------------

Net Sales                                          $62,927,000     $44,839,000
Cost of goods sold, including buying,
distribution and occupancy costs                    39,449,000      28,070,000
                                                   ------------    ------------
Gross Margin                                        23,478,000      16,769,000

Selling, general, and administrative expenses       18,735,000      13,312,000
                                                   ------------    ------------
Operating Income                                     4,743,000       3,457,000

Interest income-net                                    570,000         421,000
                                                   ------------    ------------

Income before income taxes                           5,313,000       3,878,000

Provision for income taxes                           1,966,000       1,435,000
                                                   ------------    ------------
Net income                                         $ 3,347,000     $ 2,443,000
                                                   ============    ============

Net income per share
   Basic                                           $      0.16     $      0.13
   Diluted                                         $      0.15     $      0.12
Weighted average shares outstanding
   Basic                                            20,407,000      19,441,000
   Diluted                                          22,246,000      21,016,000

See accompanying notes to consolidated financial statements.

                        HOT TOPIC, INC. and SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

                                                      Year-to-date (13 weeks) ended
                                                      ------------------------------
                                                      May 5, 2001     April 29, 2000
                                                      ------------------------------
Operating activities:
Net income                                            $  3,347,000    $  2,443,000
   Adjustments to reconcile net
     income to net cash flows provided by
     (used in) operating activities:
   Depreciation and amortization                         2,361,000       1,772,000
   Deferred rent                                            74,000          77,000
   Deferred compensation                                        --           7,000
   Loss on disposal of fixed assets                         53,000          14,000
Changes in operating assets and liabilities:
   Inventory                                            (4,908,000)     (4,653,000)
   Prepaid expenses and other                           (1,527,000)     (1,755,000)
   Accounts payable                                      2,232,000       2,026,000
   Accrued payroll and related expenses                 (2,420,000)     (2,482,000)
   Accrued sales and other taxes payable                    19,000         213,000
   Income taxes payable                                  1,966,000      (4,126,000)
                                                      -------------   -------------
Net cash provided by (used in) operating activities      1,197,000      (6,464,000)

Investing Activities:
Purchases of property and equipment                     (8,954,000)     (3,286,000)
                                                      -------------   -------------
Net cash used in investing activities                   (8,954,000)     (3,286,000)

Financing Activities:
Payments on capital lease obligations                       54,000          (8,000)
Proceeds from exercise of stock options                  1,102,000       1,633,000
                                                      -------------   -------------
Net cash provided by financing activities                1,156,000       1,625,000
                                                      -------------   -------------
Decrease in cash and cash equivalents                   (6,601,000)     (8,125,000)

Cash and cash equivalents at the beginning of period    51,288,000      39,550,000
                                                      -------------   -------------

Cash and cash equivalents at the end of period        $ 44,687,000    $ 31,425,000
                                                      =============   =============

Supplemental Information:
     Cash paid during the period for interest         $      5,000    $      7,000
                                                      =============   =============
     Cash paid during the period for income taxes     $    604,000    $  5,816,000
                                                      =============   =============

See accompanying notes to consolidated financial statements.

HOT TOPIC, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Organization and Basis of Presentation:
         ---------------------------------------

         Hot Topic, Inc. (the "Company") is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. In the first quarter of fiscal 2001 (the fiscal year ending February 2, 2002) the Company also launched a second retail concept with the opening of three stores under the trade name Torrid(TM). Torrid offers a selection of apparel, lingerie, shoes and accessories centered around various lifestyles for plus-size women between the ages of 15 and 30. At the end of the first quarter (May 5, 2001), the Company operated 293 Hot Topic stores and three Torrid stores in 45 states throughout the United States.

         The information set forth in these financial statements is unaudited except for the February 3, 2001 Balance Sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 weeks ended May 5, 2001 are not necessarily indicative of the results that may be expected for the year ending February 2, 2002. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 2001.

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

RESULTS OF OPERATIONS

13 Weeks Ended May 5, 2001 (First Quarter of Fiscal 2001) Compared to 13 Weeks
------------------------------------------------------------------------------
Ended April 29, 2000 (First Quarter of Fiscal 2000)
---------------------------------------------------

         Net sales increased $18,088,000, or 40.3%, to $62,927,000 during the first quarter of fiscal 2001 from $44,839,000 during the first quarter of fiscal 2000. The increased net sales in the first quarter of fiscal 2001 were attributable to an increase in the number of stores, and to an 8.0% increase in comparable store sales as compared to the corresponding 13 weeks last year. Net sales for the 89 stores not yet qualifying as comparable stores contributed approximately $14,700,000 of the increase in net sales. The comparable store sales increase of 8.0% contributed approximately $3,400,000 of the increase in net sales. In the first quarter of fiscal 2000, comparable store sales increased by 24.1%. Sales of apparel category merchandise, as a percentage of total net sales, were 51% in the first quarter of fiscal 2001 compared to 50% in the first quarter of fiscal 2000.

         Gross margin increased approximately $6,709,000 to $23,478,000 during the first quarter of fiscal 2001 from $16,769,000 during the first quarter of fiscal 2000. As a percentage of net sales, gross margin decreased to 37.3% during the first quarter of fiscal 2001 from 37.4% in the first quarter of fiscal 2000. The decrease in gross margin as a percentage of net sales reflects a slight increase in occupancy expenses related to higher common area maintenance charges partially offset by higher merchandise margins. The Company's merchandise margins, as a percentage of sales, were approximately ten basis points higher in the first quarter of 2001 compared to the first quarter of 2000, principally from lower markdowns as a percentage of sales.

         Selling, general and administrative expenses increased approximately $5,423,000 to $18,735,000 during the first quarter of fiscal 2001 from $13,312,000 during the first quarter of fiscal 2000, and increased as a percentage of net sales to 29.8% in the first quarter of fiscal 2001 from 29.7% in the first quarter of fiscal 2000. The increase as a percentage of net sales was primarily attributable to an increase in store payroll, pre-opening expenses from opening up 20 new Hot Topic stores in the first quarter of fiscal 2001 versus twelve new Hot Topic stores in the first quarter of fiscal 2000, and development and pre-opening expenses related to the opening of three Torrid stores in the first quarter of fiscal 2001. These expenses were offset in part by a reduction in other store expenses as a percentage of net sales due to the operating leverage achieved through the higher comp store sales for the quarter as well as these expenses being down on an average per store basis in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000.

         Operating income increased approximately $1,286,000 to $4,743,000 during the first quarter of fiscal 2001 from $3,457,000 during the first quarter of fiscal 2000. As a percentage of net sales, the operating income was 7.5% in the first quarter of fiscal 2001 compared to 7.7% in the first quarter of fiscal 2000.

         Interest income, net, increased approximately $149,000 to $570,000 in the first quarter of fiscal 2001 from $421,000 in the first quarter of fiscal 2000, principally due to higher average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, as well as during the first quarter of fiscal 2001, the Company's primary uses of cash have been to finance store openings and purchase merchandise inventories. The Company has historically satisfied its cash requirements principally from cash flows from operations, and, in earlier years, also from proceeds from the sale of equity securities.

         Cash flows provided by (used in) operating activities were $1,198,000 and ($6,464,000) in the first quarters of fiscal 2001 and 2000, respectively. The increase in cash flows provided by operating activities in the first quarter of fiscal 2001 was primarily due to an increase in income taxes payable related to the timing of income tax payments, as well as an increase in net income in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. The changes in other items of working capital for the first quarter of fiscal 2001 were consistent with the fiscal 2000 quarter.

         Cash flows used in investing activities were ($8,953,000) and ($3,286,000) in the first quarters of fiscal 2001 and 2000, respectively. Cash flows used in investing activities relate primarily to store openings and the purchase of computer hardware and software. The higher capital expenditures over the first quarter of fiscal 2000 relate primarily to the opening of eleven more new stores (including three Torrid stores) in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 as well as expenditures related to new store openings in early second quarter fiscal 2001 (eight May 2001 new Hot Topic store openings and three new Torrid store openings versus eight May 2000 new Hot Topic store openings), and expenditures made for the new point of sale equipment being rolled out to all existing stores between March 2001 and October 2001.

         Cash flows provided by financing activities were $1,156,000 and $1,625,000 in the first quarter of fiscal 2001 and 2000, respectively. This decrease was primarily due to lower proceeds received from the exercise of stock options in the first quarter of fiscal 2001 versus the first quarter of fiscal 2000.

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

         The Company's business is also subject to seasonal influences, with heavier concentrations of sales during the Christmas, back-to-school and Halloween seasons, and other periods when schools are not in session. The Christmas holiday season remains the Company's single most important selling season. The Company believes, however, that the importance of the summer vacation and back-to-school seasons (which affect operating results in the second and third quarters, respectively) and to a lesser extent, the spring break season (which affects operating results in the first quarter) as well as Halloween, (which affects operating results in the third quarter) all reduce the Company's dependence on the Christmas holiday selling season. Furthermore, summer vacation, spring break and the back-to-school seasons take place at somewhat different times in different parts of the country, spreading the impact of these events on the Company's sales over a longer period. As is the case with many retailers of apparel, accessories and related merchandise, the Company typically experiences lower first fiscal quarter net sales relative to other quarters.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

         Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. These forward looking statements involve risks and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the sufficiency of the Company's working capital and cash flows from operating activities, the implementation and management of the Company's growth strategy - (including the Company's new retail concept Torrid), the demand for the merchandise offered by the Company, the ability of the Company to obtain adequate merchandise supply, the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand, the effect of economic conditions, the effect of severe weather or natural disasters, and the effect of competitive pressures from other retailers as well as other risks detailed from time to time in the Company's SEC reports, including the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II. - OTHER INFORMATION

Items 1 - 5 are not applicable.

Item 6 - Exhibits and Reports on Form 8-K
         (a)  Exhibits

              EXHIBIT
              NUMBER                      DESCRIPTION OF DOCUMENT
              ------                      -----------------------
               3.1           Amended and Restated Articles of Incorporation. (1)
               3.2           Amended and Restated Bylaws. (3)
               4.1           Reference is made to Exhibits 3.1 and 3.2.
               4.2           Specimen stock certificate. (1)
               10.13 Form of Restricted Stock Bonus Agreement entered into between the Company and each of its non-employee directors as of March 7, 2001 (with Robert Jaffe for 1,270 shares, and with each of Bruce Quinnell, Edgar Berner, Andrew Schuon and Corrado Federico for 1,058 shares).

     (1) Filed as an exhibit to Registrant's Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.

     (2) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference.

     (3) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended February 3, 2001 and incorporated herein by reference.

         (b)  Reports on Form 8-K
                   No reports on Form 8-K were filed during the period.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Hot Topic, Inc.
                                 (Registrant)

Date:    6/15/2001               /s/ Elizabeth M. McLaughlin
         ---------               ---------------------------

                                 Elizabeth M. McLaughlin
                                 Chief Executive Officer, President and Director (Principal Executive Officer)

Date:    6/15/2001               /s/ Jim McGinty
         ---------               ---------------------------

                                 Jim McGinty
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)