Form 10-Q
period 2001-08-04
HOT TOPIC INC /CA/
filed 2001-09-14
CIK 1017712

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended August 4, 2001

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR l5 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------      ---------------------

                         COMMISSION FILE NUMBER: 0-28784


                                 HOT TOPIC, INC.
                                 ---------------
             (Exact name of Registrant as specified in Its Charter)

CALIFORNIA                                                77-0198182
----------                                                ----------
(State of Incorporation)                       (IRS Employer Identification No.)

18305 EAST SAN JOSE AVE., CITY OF INDUSTRY, CA                        91748
----------------------------------------------                      ---------
(address of principal executive offices)                            (Zip Code)

(Telephone number of registrant)  (626) 839-4681
                                  --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: September 7, 2001 - 20,737,751 shares, no par value.

                                      HOT TOPIC, INC.
                                    INDEX TO FORM 10-Q

                                                                                  Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Consolidated Balance Sheets - August 4, 2001 and February 3, 2001           3

         Consolidated Statements of Income for the
           13 and 26 weeks ended August 4, 2001 and July 29, 2000                    4

         Consolidated Statements of Cash Flows for the 26
           weeks ended August 4, 2001 and July 29, 2000                              5

           Notes to Consolidated Financial Statements                                6


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                      7-10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                 11

PART II.  OTHER INFORMATION                                                          11

Item 4.   Submission of Matters to a Vote of Security Holders                        11

Item 6.   Exhibits and Reports on form 8-K                                           12

SIGNATURE PAGE                                                                       12


                                            2

                              HOT TOPIC, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)

                                                                 August 4,     February 3,
                                                                   2001         2001 (a)
                                                               -------------  -------------
ASSETS
Current Assets
     Cash and cash equivalents                                 $ 38,434,000   $ 51,288,000
     Inventory                                                   35,646,000     21,336,000
     Prepaid expenses and other                                  10,442,000      5,552,000
     Deferred tax asset                                             944,000        944,000
                                                               -------------  -------------
Total current assets                                             85,466,000     79,120,000

Leaseholds, fixtures and equipment:
     Furniture, fixtures and equipment                           38,539,000     31,300,000
     Leasehold improvements                                      37,391,000     29,135,000
                                                               -------------  -------------
                                                                 75,930,000     60,435,000
     Less accumulated depreciation                               25,457,000     21,270,000
                                                               -------------  -------------
Net leaseholds, fixtures and equipment                           50,473,000     39,165,000
Deposits and other assets                                           179,000        101,000
Deferred tax asset                                                  260,000        260,000
                                                               -------------  -------------
Total Assets                                                   $136,378,000   $118,646,000
                                                               =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                          $ 11,772,000   $  6,632,000
     Accrued payroll and related expenses                         7,718,000     10,093,000
     Accrued sales and other taxes payable                        1,588,000      1,103,000
     Income taxes payable                                         4,479,000              -
     Current portion of capital lease obligations                    59,000         38,000
                                                               -------------  -------------
Total current liabilities                                        25,616,000     17,866,000

Deferred rent                                                     1,562,000      1,404,000
Capital lease obligations, less
  current portion                                                    89,000         85,000

Shareholders' equity
   Common shares, no par value;
       50,000,000 shares authorized; 20,675,685 and
       20,293,855 issued and outstanding at
       August 4, 2001 and February 3, 2001, respectively         51,624,000     49,429,000
    Retained earnings                                            57,487,000     49,862,000
                                                               -------------  -------------
    Total shareholders' equity                                  109,111,000     99,291,000
                                                               -------------  -------------
    Total liabilities and shareholders' equity                 $136,378,000   $118,646,000
                                                               =============  =============

(a) - The balance sheet at Feb. 3, 2001 is derived from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.

                                             3

                        HOT TOPIC, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         Second Quarter
                                                         --------------
                                                        (13 weeks ended)
                                                 August 4, 2001   July 29, 2000
                                                --------------------------------

Net Sales                                       $ 71,944,000       $ 51,718,000
Cost of goods sold, including buying,
distribution and occupancy costs                  45,784,000         32,431,000
                                                -------------      -------------
Gross Margin                                      26,160,000         19,287,000

Selling, general, and
 administrative expenses                          19,818,000         14,709,000
                                                -------------      -------------
Operating Income                                   6,342,000          4,578,000

Interest income-net                                  450,000            376,000
                                                -------------      -------------

Income before income taxes                         6,792,000          4,954,000

Provision for income taxes                         2,513,000          1,833,000
                                                -------------      -------------
Net income                                      $  4,279,000       $  3,121,000
                                                =============      =============

Net income per share
   Basic                                        $       0.21       $       0.16
   Diluted                                      $       0.19       $       0.15
 Weighted average shares outstanding
   Basic                                          20,600,000         19,732,000
   Diluted                                        22,196,000         21,294,000

See accompanying notes to consolidated financial statements.


                                                           Six Months
                                                           ----------
                                                        (26 weeks ended)
                                                 August 4, 2001   July 29, 2000
                                                --------------------------------

Net Sales                                       $134,871,000       $ 96,556,000
Cost of goods sold, including buying,
distribution and occupancy costs                  85,234,000         60,501,000
                                                -------------      -------------
Gross Margin                                      49,637,000         36,055,000

Selling, general, and
 administrative expenses                          38,552,000         28,021,000
                                                -------------      -------------
Operating Income                                  11,085,000          8,034,000

Interest income-net                                1,020,000            798,000
                                                -------------      -------------

Income before income taxes                        12,105,000          8,832,000

Provision for income taxes                         4,479,000          3,268,000
                                                -------------      -------------
Net income                                      $  7,626,000       $  5,564,000
                                                =============      =============

Net income per share
   Basic                                        $       0.37       $       0.28
   Diluted                                      $       0.34       $       0.26
 Weighted average shares outstanding
   Basic                                          20,499,000         19,586,000
   Diluted                                        22,172,000         21,154,000

See accompanying notes to consolidated financial statements.

                            HOT TOPIC, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                         Year-to-date (26 weeks) ended
                                                        -------------------------------
                                                        August 4, 2001    July 29, 2000
                                                        -------------------------------
OPERATING ACTIVITIES:
Net income                                              $  7,626,000      $  5,564,000
   Adjustments to reconcile net
     income to net cash flows provided by
     (used in) operating activities:
   Depreciation and amortization                           4,992,000         3,667,000
   Deferred rent                                             158,000           147,000
   Deferred compensation                                           -             7,000
   Loss on disposal of fixed assets                          164,000            70,000
Changes in operating assets and liabilities:
   Inventory                                             (14,310,000)       (9,563,000)
   Prepaid expenses and other                             (4,890,000)       (6,152,000)
   Accounts payable                                        5,140,000         5,150,000
   Accrued payroll and related expenses                   (2,375,000)         (921,000)
   Accrued sales and other taxes payable                     485,000           366,000
   Income taxes payable                                    4,479,000        (2,545,000)
                                                        -------------     -------------
Net cash provided by (used in) operating activities        1,469,000        (4,210,000)

INVESTING ACTIVITIES:
Deposits and Other Assets                                    (78,000)          (13,000)
Purchases of property and equipment                      (16,429,000)       (8,723,000)
                                                        -------------     -------------
Net cash used in investing activities                    (16,507,000)       (8,736,000)

FINANCING ACTIVITIES:
Payments on capital lease obligations                        (10,000)          (17,000)
Proceeds from exercise of stock options                    2,194,000         2,060,000
                                                        -------------     -------------
Net cash provided by financing activities                  2,184,000         2,043,000
                                                        -------------     -------------
Decrease in cash and cash equivalents                    (12,854,000)      (10,903,000)

Cash and cash equivalents
  at the beginning of period                              51,288,000        39,550,000
                                                        -------------     -------------

Cash and cash equivalents
  at the end of period                                  $ 38,434,000      $ 28,647,000
                                                        =============     =============

SUPPLEMENTAL INFORMATION:
     Cash paid during the period
       for interest                                     $     10,000      $     17,000
                                                        =============     =============
     Cash paid during the period
       for income taxes                                 $  3,372,000      $  9,772,000
                                                        =============     =============

See accompanying notes to consolidated financial statements.

                                           5

                        HOT TOPIC, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  Organization and Basis of Presentation:
         ---------------------------------------

         Hot Topic, Inc. (the "Company") is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. In the first half of fiscal 2001 (the fiscal year ending February 2, 2002) the Company also launched a second retail concept with the opening of six stores under the trade name Torrid(TM). Torrid offers a selection of apparel, lingerie, shoes and accessories centered around various lifestyles for plus-size young women between the ages of 15 and 30. At the end of the second quarter (August 4, 2001), the Company operated 316 Hot Topic stores and six Torrid stores in 47 states throughout the United States and websites hottopic.com and Torrid.com.

         The information set forth in these financial statements is unaudited except for the February 3, 2001 Balance Sheet. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 and 26 weeks ended August 4, 2001 are not necessarily indicative of the results that may be expected for the year ending February 2, 2002. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 2001.

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

NOTE 3. Impact of Recently Issued Accounting Standards:
        -----------------------------------------------

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes the staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company adopted SAB No. 101 in fiscal year 2000. The adoption of SAB No. 101 did not have an impact on the Company's consolidated results of operations or equity.

         In March 2000, the FASB issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 is an interpretation of Accounting Principal Board's ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Among other matters, FIN No. 44 clarifies the application of APB Opinion No. 25 regarding the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non compensatory and the accounting consequences of modifications to the terms of a previously issued stock options or similar awards. The Company adopted the provisions of FIN No. 44 in fiscal 2000. The adoption of FIN No. 44 did not have a material impact on the Company's consolidated results of operations or financial condition.

         Pursuant to Emerging Issues Task Force Issue 00-10 "Accounting for Shipping and Handling Fees and Costs", cost of sales includes the cost of merchandise, inventory markdowns, inventory shrinkage, inbound freight, distribution and warehousing, payroll for buying personnel, and retail store occupancy costs.


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes related thereto.

RESULTS OF OPERATIONS

13 Weeks Ended August 4, 2001 (Second Quarter of Fiscal 2001) Compared to
-------------------------------------------------------------------------
13 Weeks Ended July 29, 2000 (Second Quarter of Fiscal 2000)
------------------------------------------------------------

         Net sales increased $20,226,000, or 39.1%, to $71,944,000 during the second quarter of fiscal 2001 from $51,718,000 during the second quarter of fiscal 2000. The increased net sales in the second quarter of fiscal 2001 were attributable to an increase in the number of stores and to a 2.4% increase in comparable store sales as compared to the corresponding 13 weeks last year. Net sales for the 113 stores not yet qualifying as comparable stores (107 Hot Topic stores and six Torrid stores) contributed approximately $19,100,000 of the increase in net sales. The comparable store sales increase of 2.4% contributed approximately $1,100,000 of the increase in net sales. In the second quarter of fiscal 2000, comparable store sales increased by 21.8%. The Company considers a store comparable after it has been open for 15 full months. If a store is relocated or expanded by more than 15% in total square footage, it is removed from the comparable store base and, similar to new stores, becomes comparable after 15 full months. At the end of the second quarter of fiscal 2001, 209 of the Company's 316 Hot Topic stores were included in the comparable store base, compared to 163 of the 247 stores open at the end of last year's second quarter.

         Sales of apparel and tee shirt category merchandise, as a percentage of total net sales, were 51% in the second quarter of fiscal 2001 compared to 49% in the second quarter of fiscal 2000. The primary reason for the increase was because the first week of the back-to-school sales season occurred in the last week of the Company's second quarter in fiscal 2001 versus the first week in the third quarter of fiscal 2000. This fluctuation was because the Company, like other retailers, ends its fiscal year on a date that fluctuates from year to year (the Saturday closest to January 31 of each year). The back-to-school sales season typically results in an increase in apparel and tee shirts sales as a percentage of total net sales.

         Gross margin increased approximately $6,873,000 to $26,160,000 during the second quarter of fiscal 2001 from $19,287,000 during the second quarter of fiscal 2000. As a percentage of net sales, gross margin decreased to 36.4% during the second quarter of fiscal 2001 from 37.3% in the second quarter of fiscal 2000. This 0.9% decrease in gross margin as a percentage of net sales is primarily attributable to a 0.2% increase in store occupancy expenses related to higher common area maintenance charges, a 0.1% increase in distribution expenses associated with higher inventory levels and a 0.6% decrease in merchandise margin. Approximately one-half of the decrease in merchandise margin, or 0.3%, was attributable to the planned promotional activity resulting from the earlier back-to-school season in fiscal 2001 compared to fiscal 2000. The balance of approximately 0.3% was attributable to the higher planned markdowns in the Company's Torrid stores.

         Selling, general and administrative expenses increased approximately $5,109,000 or 34.7% to $19,818,000 during the second quarter of fiscal 2001 from $14,709,000 during the second quarter of fiscal 2000, but decreased as a percentage of net sales to 27.6% in the second quarter of fiscal 2001 from 28.4% in the second quarter of fiscal 2000. The total dollar increase in selling, general and administrative expenses is primarily attributable to an increase in the number of retail stores from 247 at the end of the second quarter of fiscal 2000 to 322 at the end of the second quarter of fiscal 2001 and the corresponding additional payroll and other miscellaneous expenses needed to support these additional stores. The decrease as a percentage of net sales was primarily attributable to leveraging headquarters and field management expenses, and lower store operating expense resulting from management's efforts to control such expenses. This leverage was offset in part by slightly higher store management payroll expense as a percentage of sales.

         Operating income increased approximately $1,764,000 or 39% to $6,342,000 during the second quarter of fiscal 2001 from $4,578,000 during the second quarter of fiscal 2000. As a percentage of net sales, the operating income was 8.8% in the second quarter of fiscal 2001 compared to 8.9% in the second quarter of fiscal 2000.

         Interest income, net, increased approximately $74,000 to $450,000 in the second quarter of fiscal 2001 from $376,000 in the second quarter of fiscal 2000, principally due to higher average cash balances somewhat offset by slightly lower interest rates.

26 Weeks Ended August 4, 2001 (First Six Months of Fiscal 2001) Compared to
---------------------------------------------------------------------------
26 Weeks Ended July 29, 2000 (First Six Months of Fiscal 2000)
--------------------------------------------------------------

         Net sales increased $38,315,000, or 39.7%, to $134,871,000 during the first six months of fiscal 2001 from $96,556,000 during the first six months of fiscal 2000. The increased net sales in the first six months of fiscal 2001 were attributable to an increase in the number of stores, and to a 5.0% increase in comparable store sales as compared to the corresponding 26 weeks last year. Net sales for the 113 stores not yet qualifying as comparable stores contributed approximately $33,800,000 of the increase in net sales. The comparable store sales increase of 5.0% contributed approximately $4,500,000 of the increase in net sales. In the first six months of fiscal 2000, comparable store sales increased by 22.9%. Sales of apparel category merchandise, as a percentage of total net sales, were 51% in the first six months of fiscal 2001 compared to 50% in the first six months of fiscal 2000.

         Gross margin increased approximately $13,582,000 to $49,637,000 during the first six months of fiscal 2001 from $36,055,000 during the first six months of fiscal 2000. As a percentage of net sales, gross margin decreased to 36.8% during the first six months of fiscal 2001 from 37.3% in the first six months of fiscal 2000. This 0.5% decrease in gross margin as a percentage of net sales reflects an increase in store occupancy expenses of 0.2% related to higher common area maintenance charges. The Company's merchandise margins, as a percentage of sales, were approximately 0.2% lower in the first six months of 2001 compared to the first six months of 2000. This is principally due to the planned promotional activity resulting from the earlier back-to-school season in fiscal 2001 compared to fiscal 2000, as well as higher planned markdowns in the Company's Torrid stores. Buying expenses were also higher by 0.1% as a percentage of sales in the first six months of 2001 compared to the first six months of 2000, reflecting additional expenses related to the Torrid staffing.

         Selling, general and administrative expenses increased approximately $10,531,000 or 37.6% to $38,552,000 during the first six months of fiscal 2001 from $28,021,000 during the first six months of fiscal 2000, but decreased as a percentage of net sales to 28.6% in the first six months of fiscal 2001 from 29.0% in the first six months of fiscal 2000. The total dollar increase in selling, general and administrative expenses is primarily attributable to an increase in the number of retail stores from 247 at the end of the second quarter of fiscal 2000 to 322 at the end of the second quarter of fiscal 2001 and the corresponding additional payroll and other expenses to support the additional stores. The decrease as a percentage of net sales was primarily attributable to leveraging headquarters and field management expenses, and lower store operating expense, resulting from management's efforts to control such expenses. This leverage was offset in part by slightly higher store management payroll expense as a percentage of sales.

         Operating income increased approximately $3,051,000 or 38% to $11,085,000 during the first six months of fiscal 2001 from $8,034,000 during the first six months of fiscal 2000. As a percentage of net sales, the operating income was 8.2% in the first six months of fiscal 2001 compared to 8.3% in the first six months of fiscal 2000.

         Interest income, net, increased approximately $222,000 to $1,020,000 in the first six months of fiscal 2001 from $798,000 in the first six months of fiscal 2000, principally due to higher average cash balances somewhat offset by slightly lower interest rates.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, as well as during the first six months of fiscal 2001, the Company's primary uses of cash have been to finance store openings and purchase merchandise inventories. The Company has historically satisfied its cash requirements principally from cash flows from operations, and, in earlier years, also from proceeds from the sale of equity securities.

         Cash flows provided by (used in) operating activities were $1,469,000 and ($4,210,000) in the first six months of fiscal 2001 and 2000, respectively. This $5,679,000 increase in cash flows provided by operating activities in the first six months of fiscal 2001 compared to the first six months of fiscal 2000 was primarily due to an increase in income taxes payable of $7,024,000 due to the timing of income tax payments, an increase in net income of $2,062,000, an increase in depreciation and amortization of $1,325,000 and a reduction in prepaid expenses and other of $1,262,000. These increases were offset by an increase in inventories net of accounts payable of ($4,757,000) resulting from the seasonal buildup of inventories relating to our back to school season, and a decrease in accrued payroll and related expenses of ($1,454,000). The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods such as back-to-school, Halloween and Christmas. The changes in other items of working capital for the first six months of fiscal 2001 were consistent with the first six months of fiscal 2000.

         Cash flows used in investing activities were ($16,507,000) and ($8,736,000) in the first six months of fiscal 2001 and 2000, respectively. Cash flows used in investing activities relate primarily to store openings and the purchase of computer hardware and software. The higher capital expenditures during the first six months of fiscal 2001 versus the first six months of fiscal 2000 relate primarily to the opening of 14 more new stores (including six Torrid stores) in the first six months of fiscal 2001 compared to the first six months of fiscal 2000 as well as expenditures related to new store openings in early third quarter of fiscal 2001 (twelve August 2001 new Hot Topic store openings versus nine August 2000 new Hot Topic store openings), and expenditures made for the Company's new point of sale equipment being rolled out to all existing stores between March 2001 and October 2001.

         Cash flows provided by financing activities were $2,184,000 and $2,043,000 in the first six months of fiscal 2001 and 2000, respectively. This increase was primarily due to the additional proceeds received from the exercise of stock options in the first six months of fiscal 2001 versus the first six months of fiscal 2000.

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

         The Company's business is also subject to seasonal influences, with heavier concentrations of sales during the Christmas, back-to-school and Halloween seasons, and other periods when schools are not in session. The Christmas holiday season remains the Company's single most important selling season. The Company believes, however, that the importance of the summer vacation and back-to-school seasons (which affect operating results in the second and third quarters, respectively) and to a lesser extent, the spring break season (which affects operating results in the first quarter) as well as Halloween (which affects operating results in the third quarter), all reduce the Company's dependence on the Christmas holiday selling season. Furthermore, summer vacation, spring break and the back-to-school seasons take place at somewhat different times in different parts of the country, spreading the impact of these events on the Company's sales over a longer period. As is the case with many retailers of apparel, accessories and related merchandise, the Company typically experiences lower first fiscal quarter net sales relative to other quarters.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


PART II. - OTHER INFORMATION

Items 1-3 and 5 are not applicable.

Item 4.  Submission of Matters to a vote of Security Holders

                  The annual meeting of shareholders of the Company (the "Annual Meeting") was held on June 7, 2001 in the City of Industry, California. The Company had 20,495,590 shares of Common Stock outstanding as of April 20, 2001, the record date for the Annual Meeting.

Proposal 1 - Election of Directors

         Each of the candidates listed below was duly elected to the Board of Directors at the Annual Meeting by the tally indicated.

             Candidate                  Votes in Favor           Votes Withheld
             ---------                  --------------           --------------
          Robert M. Jaffe                    17,886,614             1,123,140
          Elizabeth M. McLaughlin            19,003,211                 6,543
          Edgar F. Berner                    18,821,101               188,653
          Bruce A. Quinnell                  18,798,401               211,353
          Corrado Federico                   18,798,347               211,407
          Andrew Schuon                      18,796,996               212,758

Proposal 2 - Ratification of Selection of Ernst & Young, LLP as Independent
             Auditors

          Votes in favor         Votes Against            Votes Abstained
          --------------         -------------            ---------------
            19,087,097               67,951                    3,689

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                Exhibit
                Number              Description of Document
                ------              -----------------------

                  3.1      Amended and Restated Articles of Incorporation. (1)
                  3.2      Amended and Restated Bylaws. (2)
                  4.1      Reference is made to Exhibits 3.1 and 3.2
                  4.2      Specimen stock certificate. (1)

                  (1) Filed as an exhibit to Registrant's Registration Statement on Form SB - (No. 333-5054-LA) and incorporated herein by reference
                  (2) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended February 3, 2001 and incorporated herein by reference.

         (b)      Reports on Form 8-K
                  No reports on Form 8-K were filed during the period.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Hot Topic, Inc.
                                (Registrant)

Date:  9/14/01                  /s/ Elizabeth M. McLaughlin
                                ---------------------------

                                Elizabeth M. McLaughlin
                                Chief Executive Officer, President and Director (Principal Executive Officer)

Date:  9/14/01                  /s/ Jim McGinty
                                ---------------------------
                                Jim McGinty
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)