Form 10-Q
period 2001-11-03
HOT TOPIC INC /CA/
filed 2001-12-18
CIK 1017712

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended November 3, 2001

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               -------------      ---------------------

                         COMMISSION FILE NUMBER: 0-28784

                                 HOT TOPIC, INC.
                                 ---------------
             (Exact name of Registrant as specified in Its Charter)

CALIFORNIA                                                77-0198182
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

18305 EAST SAN JOSE AVE., CITY OF INDUSTRY, CA                         91748
----------------------------------------------                         -----
(address of principal executive offices)                            (Zip Code)

(Telephone number of registrant)  (626) 839-4681
                                  --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: Monday December 10, 2001 - 20,807,963 shares, no par value.

                                 HOT TOPIC, INC.
                               INDEX TO FORM 10-Q


                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Consolidated Balance Sheets - November 3, 2001 and
           February 3, 2001                                                   3

         Consolidated Statements of Income for the 13 and 39
           weeks ended November 3, 2001 and October 28, 2000                  4

         Consolidated Statements of Cash Flows for the 39 weeks
           ended November 3, 2001 and October 28, 2000                        5

           Notes to Consolidated Financial Statements                         6


Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          7-10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         11

PART II.          OTHER INFORMATION                                          12

Item 6.  Exhibits and Reports on Form 8-K                                    12

SIGNATURE PAGE                                                               12



                        HOT TOPIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           November 3, 2001  February 3, 2001 (a)
ASSETS
Current Assets
     Cash and cash equivalents                               $ 47,158,000   $ 51,288,000
     Inventory                                                 38,282,000     21,336,000
     Prepaid expenses and other                                14,729,000      5,552,000
     Deferred tax asset                                           944,000        944,000
                                                             -------------  -------------
Total current assets                                          101,113,000     79,120,000

Leaseholds, fixtures and equipment:
     Furniture, fixtures and equipment                         42,046,000     31,300,000
     Leasehold improvements                                    40,215,000     29,135,000
                                                             -------------  -------------
                                                               82,261,000     60,435,000
     Less accumulated depreciation                             28,147,000     21,270,000
                                                             -------------  -------------
Net leaseholds, fixtures and equipment                         54,114,000     39,165,000
Deposits and other assets                                         216,000        101,000
Deferred tax asset                                                260,000        260,000
                                                             -------------  -------------
Total Assets                                                 $155,703,000   $118,646,000
                                                             =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                        $ 12,913,000   $  6,632,000
     Accrued payroll and related expenses                      11,292,000     10,093,000
     Accrued sales and other taxes payable                      1,594,000      1,103,000
     Income taxes payable                                       9,649,000              -
     Current portion of capital lease obligations                  68,000         38,000
                                                             -------------  -------------
Total current liabilities                                      35,516,000     17,866,000

Deferred rent                                                   1,653,000      1,404,000
Capital lease obligations, less
  current portion                                                 159,000         85,000

Shareholders' equity
   Common shares, no par value;
       50,000,000 shares authorized; 20,799,938 and
       20,293,855 issued and outstanding at
       November 3, 2001 and February 3, 2001, respectively     52,380,000     49,429,000
    Retained earnings                                          65,995,000     49,862,000
                                                             -------------  -------------
    Total shareholders' equity                                118,375,000     99,291,000
                                                             -------------  -------------
    Total liabilities and shareholders' equity               $155,703,000   $118,646,000
                                                             =============  =============

(a) - The balance sheet at February 3, 2001 is derived from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.


                    HOT TOPIC, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)

                                                         Third Quarter
                                                        (13 weeks ended)
                                              November 3, 2001  October 28, 2000
                                               ---------------------------------

Net Sales                                           $92,080,000      $72,203,000
Cost of goods sold, including buying,
 distribution and occupancy costs                    56,150,000       42,993,000
                                                    -----------      -----------
Gross Margin                                         35,930,000       29,210,000

Selling, general, and
 administrative expenses                             22,694,000       18,045,000
                                                    -----------      -----------
Operating Income                                     13,236,000       11,165,000

Interest income-net                                     466,000          449,000
                                                    -----------      -----------

Income before income taxes                           13,702,000       11,614,000

Provision for income taxes                            5,195,000        4,297,000
                                                    -----------      -----------
Net income                                          $ 8,507,000      $ 7,317,000
                                                    ===========      ===========

Net income per share
   Basic                                            $      0.41      $      0.37
   Diluted                                          $      0.39      $      0.34
 Weighted average shares outstanding
   Basic                                             20,736,000       19,795,000
   Diluted                                           22,080,000       21,426,000

See accompanying notes to consolidated financial statements.

                                                           Nine Months
                                                        (39 weeks ended)
                                              November 3, 2001  October 28, 2000
                                               ---------------------------------

Net Sales                                          $226,951,000     $168,759,000
Cost of goods sold, including buying,
 distribution and occupancy costs                   141,384,000      103,494,000
                                                   ------------     ------------
Gross Margin                                         85,567,000       65,265,000

Selling, general, and
 administrative expenses                             61,246,000       46,066,000
                                                   ------------     ------------
Operating Income                                     24,321,000       19,199,000

Interest income-net                                   1,486,000        1,247,000
                                                   ------------     ------------

Income before income taxes                           25,807,000       20,446,000

Provision for income taxes                            9,674,000        7,565,000
                                                   ------------     ------------
Net income                                         $ 16,133,000     $ 12,881,000
                                                   ============     ============

Net income per share
   Basic                                           $       0.78     $       0.66
   Diluted                                         $       0.73     $       0.61
 Weighted average shares outstanding
   Basic                                             20,581,000       19,656,000
   Diluted                                           22,144,000       21,245,000

See accompanying notes to consolidated financial statements.


                        HOT TOPIC, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                   Year-to-date (39 weeks) ended
                                                   -----------------------------
                                                 November 3, 2001  October 28, 2000
                                                   -----------------------------
OPERATING ACTIVITIES:
Net income                                         $ 16,133,000    $ 12,881,000
   Adjustments to reconcile net
     income to net cash flows provided by
     operating activities:
   Depreciation and amortization                      7,955,000       5,848,000
   Deferred rent                                        250,000         223,000
   Deferred compensation                                      -           7,000
   Loss on disposal of fixed assets                     276,000          70,000
Changes in operating assets and liabilities:
   Inventory                                        (16,947,000)     (8,472,000)
   Prepaid expenses and other                        (9,176,000)     (5,899,000)
   Accounts payable                                   6,281,000       3,534,000
   Accrued payroll and related expenses               1,198,000       1,010,000
   Accrued sales and other taxes payable                491,000       1,064,000
   Income taxes payable                               9,649,000       2,596,000
                                                   -------------   -------------
Net cash provided by operating activities            16,110,000      12,862,000

INVESTING ACTIVITIES:
Deposits and Other Assets                              (115,000)        (18,000)
Purchases of property and equipment                 (23,056,000)    (13,104,000)
                                                   -------------   -------------
Net cash (used in) investing activities             (23,171,000)    (13,122,000)

FINANCING ACTIVITIES:
Payments on capital lease obligations                   (20,000)        (27,000)
Proceeds from exercise of stock options               2,951,000       2,099,000
                                                   -------------   -------------
Net cash provided by financing activities             2,931,000       2,072,000
                                                   -------------   -------------
(Decrease)/Increase in cash and cash equivalents     (4,130,000)      1,812,000

Cash and cash equivalents
  at the beginning of period                         51,288,000      39,550,000
                                                   -------------   -------------

Cash and cash equivalents
  at the end of period                             $ 47,158,000    $ 41,362,000
                                                   =============   =============

SUPPLEMENTAL INFORMATION:
     Cash paid during the period
       for interest                                $     18,000    $     24,000
                                                   =============   =============
     Cash paid during the period
       for income taxes                            $  7,302,000    $  9,772,000
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


                                       5

                        HOT TOPIC, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Organization and Basis of Presentation:
         ---------------------------------------

         Hot Topic, Inc. (together with its subsidiaries, the "Company") is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. In the first half of fiscal 2001 (the fiscal year ending February 2, 2002) the Company also launched a second retail concept with the opening of six stores under the trade name Torrid(TM). Torrid offers a selection of apparel, lingerie, shoes and accessories centered around various lifestyles for plus-size young women between the ages of 15 and 30. At the end of the third quarter of fiscal 2001 (November 3, 2001), the Company operated 341 Hot Topic stores in 48 states throughout the United States, six Torrid stores and websites hottopic.com and torrid.com.

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

         In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 and 39 weeks ended November 3, 2001 are not necessarily indicative of the results that may be expected for the year ending February 2, 2002. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 2001.

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

NOTE 3. Impact of Recently Issued Accounting Standards:
        -----------------------------------------------

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company adopted SAB No. 101 in fiscal year 2000. The adoption of SAB No. 101 did not have an impact on the Company's consolidated results of operations or equity.

         In March 2000, the FASB issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 is an interpretation of Accounting Principal Board's ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Among other matters, FIN No. 44 clarifies the application of APB Opinion No. 25 regarding the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non compensatory and the accounting consequences of modifications to the terms of previously issued stock options or similar awards. The Company adopted the provisions of FIN No. 44 in fiscal 2000. The adoption of FIN No. 44 did not have a material impact on the Company's consolidated results of operations or financial condition.

         Pursuant to Emerging Issues Task Force Issue 00-10 "Accounting for Shipping and Handling Fees and Costs," cost of sales includes the cost of merchandise, inventory markdowns, inventory shrinkage, inbound freight, distribution and warehousing, payroll for buying personnel, and retail store occupancy costs.

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes related thereto.

RESULTS OF OPERATIONS

13 Weeks Ended November 3, 2001 (Third Quarter of Fiscal 2001) Compared to 13 Weeks Ended October 28, 2000 (Third Quarter of Fiscal 2000)
-----------------------------------------------------------

         Net sales increased $19,877,000, or 27.5%, to $92,080,000 during the third quarter of fiscal 2001 from $72,203,000 during the third quarter of fiscal 2000. The increased net sales in the third quarter of fiscal 2001 were attributable to an increase in the number of stores, including the six Torrid stores opened during the first and second quarters of fiscal 2001, and to a 2.2% increase in comparable store sales as compared to the corresponding 13 weeks last year. The comparable store sales increase of 2.2% contributed approximately $1,400,000 of the increase in net sales. Net sales for the 115 stores not yet qualifying as comparable stores (109 Hot Topic stores and six Torrid stores) contributed approximately $18,500,000 of the increase in net sales. In the third quarter of fiscal 2000, comparable store sales increased by 15.3%. The Company considers a store comparable after it has been open for 15 full months. If a store is relocated or expanded by more than 15% in total square footage, it is removed from the comparable store base and, similar to new stores, becomes comparable after 15 full months. At the end of the third quarter of fiscal 2001, 232 of the Company's 341 Hot Topic stores were included in the comparable store base, compared to 177 of the 267 stores open at the end of last year's third quarter.

The events of September 11, 2001 impacted sales during September. The following table sets forth the comparable store sales percent each week of September.

       Week ended:     Percentage increase/(decrease) in comparable store sales:
       -----------     ---------------------------------------------------------
       September 8                3.3%
       September 15             (12.3)
       September 22               2.9
       September 29               4.3
       October 6                  4.3
       -------------              ----
       September Total            0.6%

         Sales of apparel and tee shirt category merchandise, as a percentage of total net sales, were 55% in the third quarter of fiscal 2001 compared to 53% in the third quarter of fiscal 2000. The increase in apparel was primarily due to increases in sales of men's and women's bottoms, music-licensed tee-shirts and men's and women's tops. These sales increases were offset in part by decreases in various accessory categories.

         Gross margin increased $6,720,000 to $35,930,000 during the third quarter of fiscal 2001 from $29,210,000 during the third quarter of fiscal 2000. As a percentage of net sales, gross margin decreased to 39.0% during the third quarter of fiscal 2001 from 40.5% in the third quarter of fiscal 2000. This 1.5% decrease in gross margin as a percentage of net sales is primarily attributable to a 0.5% increase in store occupancy and depreciation expenses related to higher common area maintenance charges along with a degree of leverage lost from slightly lower sales per square foot; a 0.5% increase in distribution expenses associated with higher inventory levels resulting from the seasonal buildup of inventories relating to the upcoming 2001 Holiday season (the third quarter of fiscal 2001 ended on November 3, 2001, one week closer to Thanksgiving than the third quarter of fiscal 2000 which ended October 28, 2000); a 0.3% increase in store depreciation related to the cost of additional point of sale equipment and the slightly lower sales per square foot; and buying expenses were higher by 0.2% as a percentage of sales in the third quarter of 2001 compared to the third quarter of 2000, reflecting additional expenses related to the Torrid staffing.

         Selling, general and administrative expenses increased $4,649,000 or 25.8% to $22,694,000 during the third quarter of fiscal 2001 from $18,045,000 during the third quarter of fiscal 2000, but decreased as a percentage of net sales to 24.7% in the third quarter of fiscal 2001 from 25.0% in the third quarter of fiscal 2000. The total dollar increase in selling, general and administrative expenses was primarily attributable to an increase in the number of retail stores from 267 at the end of the third quarter of fiscal 2000 to 347 at the end of the third quarter of fiscal 2001 and the corresponding additional payroll and other expenses required to support these additional stores. The decrease as a percentage of net sales was primarily attributable to leveraging headquarters and field management expenses, and lower store operating expenses resulting from management's efforts to control such expenses. This leverage was offset in part by higher selling payroll expense as a percentage of sales.

         Operating income increased $2,071,000 or 18.5% to $13,236,000 during the third quarter of fiscal 2001 from $11,165,000 during the third quarter of fiscal 2000. As a percentage of net sales, the operating income was 14.4% in the third quarter of fiscal 2001 compared to 15.5% in the third quarter of fiscal 2000.

         Interest income, net, increased approximately $17,000 to $466,000 in the third quarter of fiscal 2001 from $449,000 in the third quarter of fiscal 2000, principally due to higher average cash balances offset by significantly lower interest rates.

39 Weeks Ended November 3, 2001 (First Nine Months of Fiscal 2001) Compared to 39 Weeks Ended October 28, 2000 (First Nine Months of Fiscal 2000)
------------------------------------------------------------------

         Net sales increased $58,192,000, or 34.5%, to $226,951,000 during the first nine months of fiscal 2001 from $168,759,000 during the first nine months of fiscal 2000. The increased net sales in the first nine months of fiscal 2001 were attributable to an increase in the number of stores, and to a 3.9% increase in comparable store sales as compared to the corresponding 39 weeks last year, both of which were offset in part by the impact on sales of the events of September 11, as described above. Net sales for the 115 stores not yet qualifying as comparable stores contributed approximately $52,300,000 of the increase in net sales. The comparable store sales increase of 3.9% contributed approximately $5,900,000 of the increase in net sales. In the first nine months of fiscal 2000, comparable store sales increased by 19.6%. Sales of apparel category merchandise, as a percentage of total net sales, were 53% in the first nine months of fiscal 2001 compared to 51% in the first nine months of fiscal 2000.

         Gross margin increased approximately $20,302,000 to $85,567,000 during the first nine months of fiscal 2001 from $65,265,000 during the first nine months of fiscal 2000. As a percentage of net sales, gross margin decreased to 37.7% during the first nine months of fiscal 2001 from 38.7% in the first nine months of fiscal 2000. This 1.0% decrease in gross margin as a percentage of net sales reflects an increase in store occupancy expenses of 0.5% related to higher common area maintenance charges and a 0.3% increase in distribution expenses associated with higher inventory levels. The Company's merchandise margins, as a percentage of sales, were approximately 0.1% lower in the first nine months of 2001 compared to the first nine months of 2000 principally due to higher planned markdowns in the Company's Torrid stores. Buying expenses were also higher by 0.1% as a percentage of sales in the first nine months of 2001 compared to the first nine months of 2000, reflecting additional expenses related to the Torrid staffing.

         Selling, general and administrative expenses increased approximately $15,180,000 or 33.0% to $61,246,000 during the first nine months of fiscal 2001 from $46,066,000 during the first nine months of fiscal 2000, but decreased as a percentage of net sales to 27.0% in the first nine months of fiscal 2001 from 27.3% in the first nine months of fiscal 2000. The total dollar increase in selling, general and administrative expenses is primarily attributable to an increase in the number of retail stores from 267 at the end of the third quarter of fiscal 2000 to 347 at the end of the third quarter of fiscal 2001 and the corresponding additional payroll and other expenses to support these additional stores. The decrease as a percentage of net sales was primarily attributable to leveraging headquarters and field management expenses, and lower store operating expense, resulting from management's efforts to control such expenses. This leverage was offset in part by higher selling payroll expense as a percentage of sales.

         Operating income increased approximately $5,122,000 or 26.7% to $24,321,000 during the first nine months of fiscal 2001 from $19,199,000 during the first nine months of fiscal 2000. As a percentage of net sales, the operating income was 10.7% in the first nine months of fiscal 2001 compared to 11.4% in the first nine months of fiscal 2000.

         Interest income, net, increased approximately $239,000 to $1,486,000 in the first nine months of fiscal 2001 from $1,247,000 in the first nine months of fiscal 2000, principally due to higher average cash balances somewhat offset by lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, as well as during the first nine months of fiscal 2001, the Company's primary uses of cash have been to finance store openings and purchase merchandise inventories. The Company has historically satisfied its cash requirements principally from cash flows from operations, and, in earlier years, also from proceeds from the sale of equity securities.

         Cash flows provided by operating activities were $16,110,000 and $12,862,000 in the first nine months of fiscal 2001 and 2000, respectively. The $3,248,000 increase in cash flows provided by operating activities in the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000 was primarily due to an increase in income taxes payable of $7,053,000 due to the timing of income tax payments, an increase in net income of $3,252,000, and an increase in depreciation and amortization of $2,107,000. These increases were offset by an increase in inventories net of accounts payable of ($5,728,000) resulting from the seasonal buildup of inventories relating to the Company's Holiday season, and an increase in prepaid expenses of ($3,277,000) resulting primarily from a $2,500,000 payment in October 2001 of November 2001 store rents. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods such as back-to-school, Halloween and the Holiday season, which traditionally begins the day after Thanksgiving through the first few days of January. The changes in other items of working capital for the first nine months of fiscal 2001 were consistent with the first nine months of fiscal 2000.

         Cash flows used in investing activities were ($23,171,000) and ($13,122,000) in the first nine months of fiscal 2001 and 2000, respectively. Cash flows used in investing activities relate primarily to store openings and the purchase of computer hardware and software. The higher capital expenditures during the first nine months of fiscal 2001 versus the first nine months of fiscal 2000 relate primarily to the opening of 19 more new stores (including six new Torrid stores) along with the higher cost per new Hot Topic store associated with the new industrial club design. In addition, the higher capital expenditures were also attributable to the Company's new point of sale equipment installed in all existing stores between March 2001 and October 2001.

         Cash flows provided by financing activities were $2,931,000 and $2,072,000 in the first nine months of fiscal 2001 and 2000, respectively. This increase was primarily due to the additional proceeds received from the exercise of stock options in the first nine months of fiscal 2001 versus the first nine months of fiscal 2000.

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

         The Company's business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school, Halloween and Holiday seasons, and other periods when schools are not in session. The Holiday season remains the Company's single most important selling season. The Company believes, however, that the importance of the summer vacation and back-to-school seasons (which affect operating results in the second and third quarters, respectively) and to a lesser extent, the spring break season (which affects operating results in the first quarter) as well as Halloween (which affects operating results in the third quarter), all reduce the Company's dependence on the Holiday selling season. Furthermore, summer vacation, spring break and the back-to-school seasons take place at somewhat different times in different parts of the country, spreading the impact of these events on the Company's sales over a longer period. As is the case with many retailers of apparel, accessories and related merchandise, the Company typically experiences lower first fiscal quarter net sales relative to other quarters.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

         Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. These forward looking statements involve risks and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the sufficiency of the Company's working capital and cash flows from operating activities, the implementation and management of the Company's growth strategy (including the Company's new retail concept Torrid), the demand for the merchandise offered by the Company, the ability of the Company to obtain adequate merchandise supply, the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand, the effect of economic conditions, the effect of severe weather or natural disasters, political and/or social changes or events that could negatively impact shopping patterns and/or mall traffic and the effect of competitive pressures from other retailers as well as other risks detailed from time to time in the Company's SEC reports, including the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II. - OTHER INFORMATION

Items 1- 5 are not applicable.

Item 6  - Exhibits and Reports on Form 8-K.
         (a)      Exhibits

          Exhibit
          Number                Description of Document
          ------                -----------------------
           3.1      Amended and Restated Articles of Incorporation. (1)
           3.2      Amended and Restated Bylaws. (2)
           4.1      Reference is made to Exhibits 3.1 and 3.2.
           4.2      Specimen stock certificate. (1)

(1) Filed as an exhibit to Registrant's Registration Statement on Form SB - 2 (No. 333-5054-LA) and incorporated herein by reference

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

                                 Hot Topic, Inc.
                                 (Registrant)

Date: 12/18/01                   /s/ Elizabeth M. McLaughlin
                                 -----------------------------------------------
                                 Elizabeth M. McLaughlin
                                 Chief Executive Officer, President and Director
                                 (Principal Executive Officer)



Date: 12/18/01                   /s/ Jim McGinty
                                 -----------------------------------------------
                                 Jim McGinty
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)