Form 10-K
period 2002-02-02
HOT TOPIC INC /CA/
filed 2002-05-02
CIK 1017712

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM
_____________________________ TO ____________________________________

                           COMMISSION FILE NO. 0-28784

                                 HOT TOPIC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               CALIFORNIA                                    77-0198182
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

         18305 E. SAN JOSE AVE.
      CITY OF INDUSTRY, CALIFORNIA                             91748
(Address of principal executive offices)                     (Zip Code)

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

         The number of shares outstanding of the registrant's Common Stock was 31,525,436 as of April 10, 2002.

         The aggregate market value of Common Stock held by non-affiliates of the registrant as of April 10, 2002 was approximately $722,687,000, based on the closing price on that date of Common Stock on the Nasdaq National Stock Market.*

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's Definitive proxy Statement for the Annual Meeting of Shareholders to be held on June 13, 2002, to be filed with the Securities and Exchange Commission (the "SEC") no later than 120 days after February 2, 2002, are incorporated by reference into Part III of this Form 10-K (Items 10 through 13).

*Excludes 428,728 shares of Common Stock held by directors and officers on April 10, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

         THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS REGARDING THE EXTENT AND TIMING OF FUTURE REVENUES AND EXPENSES AND CUSTOMER DEMAND, STATEMENTS REGARDING EXPECTED FINANCIAL RESULTS, THE PROFITABILITY OF FUTURE SALES OF THE COMPANY'S PRODUCTS, NEW STORE OPENINGS AND NEW STORE CONCEPTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE DATE HEREOF AND WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN OR UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS, OR INDUSTRY RESULTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE BUT ARE NOT LIMITED TO:
RELATIONSHIPS WITH MALL DEVELOPERS AND OPERATORS, THE AVAILABILITY OF CASH AND/OR MALL SPACE FOR PLANNED EXPANSION, FLUCTUATIONS IN SALES AND STORE SALE RESULTS, UNCERTAINTIES RELATED TO NEW STORE OPENINGS, NEW STORE CONCEPTS, MUSIC AND FASHION TRENDS, COMPETITION FROM OTHER RETAILERS, SUCCESS OF JOINT VENTURES AND RELATIONSHIPS WITH AND RELIANCE UPON THIRD PARTIES, UNCERTAINTIES GENERALLY ASSOCIATED WITH SPECIALTY RETAILING, POLITICAL AND OR SOCIAL CHANGES OR EVENTS THAT COULD NEGATIVELY IMPACT SHOPPING PATTERNS AND/OR MALL TRAFFIC AND THE OTHER FACTORS REFERRED TO HEREIN INCLUDING, BUT NOT LIMITED TO, THE ITEMS DISCUSSED IN
PART I, ITEM 1 UNDER THE CAPTION "CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS" AND IN PART II, ITEM 7 UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         Hot Topic, Inc. (together with its subsidiaries, "Hot Topic" or the "Company") operates Hot Topic stores, a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. In the first half of fiscal 2001 (the fiscal year ended February 2, 2002) the Company launched a second retail concept with the opening of six stores under the trade name Torrid(TM). Torrid offers a selection of music influenced apparel, lingerie, shoes and accessories centered around various lifestyles for plus-size young women between the ages of 15 and 29. The Company opened its first Hot Topic store in 1989 and at the end of fiscal 2001, the Company operated 346 Hot Topic stores and six Torrid stores in 48 states. The Company also maintains two distinct websites, www.hottopic.com and www.torrid.com which reflect the Hot Topic and Torrid store concepts and sell certain items of merchandise. The Company believes teenagers throughout the United States have similar fashion preferences, largely as a result of the nationwide influence of MTV, music distribution, movies and television programs.

         The Company opened 73 Hot Topic and six Torrid stores during fiscal 2001. The Company also occasionally relocates or expands existing stores. During fiscal 2001, the Company expanded or relocated seven stores. The Company plans to open approximately 70 new Hot Topic stores and 15 Torrid stores in the fiscal year ending February 1, 2003 ("fiscal 2002"); and 17 of these new Hot Topic stores and none of the Torrid stores were open as of April 10, 2002.

THE MARKET

         The music-licensed apparel industry began in the 1960s with bootleggers selling T-shirts at concert venues. Over the ensuing two decades, artists began to realize the commercial potential of licensing their likenesses and logos to T-shirt manufacturers and others who produced assorted merchandise. Management believes that the single largest impact on the music industry during recent years has been the success of the MTV music network, which enables fans not only to listen to the latest music and artists 24 hours a day, but also to experience a full sight and sound package of appearance and attitude. According to the Neilson Media Research Report, in 2001 MTV music network programming could be seen in more than 83 million households in the United States and in over 384 million households worldwide. As a result, popular artists and fashions are much more visible today than 30 years ago. Hot Topic's management believes that this increased visibility has contributed to the increase in demand for music-licensed and music-influenced apparel and accessories.

         MTV Networks has also achieved great success with specialized programming. For instance, "The Osbournes" drew more than 4 million viewers to its regular time slot on March 26, 2002. Through the Company's continued sponsorship of the largest summer rock tour, Ozzfest, Hot Topic expects to benefit from this broader audience.

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

         Torrid targets customers that are plus-size females ages 15 to 29 years old and influenced by music and pop-culture. Hot Topic actively listens to customer feedback, and based on requests from plus-size customers, the Company launched Torrid, its new junior plus-size store. Hot Topic believes young women wearing sizes 14 to 26 can now match the style, excitement and selection available at other junior retailers with the assortment found in Torrid. Torrid is a new specialty retail concept largely inspired by requests from young, female shoppers at Hot Topic stores and www.hottopic.com. After analyzing customer feedback and researching the market demographics, the Torrid concept was born. Torrid was launched in the first half of fiscal 2001, with the opening of six locations across the country and a website, www.torrid.com. The performance of these first six stores prompted the planned expansion of 15 additional stores starting in the second quarter of fiscal 2002.

         Teenagers represent both a growing part of the United States population and an increasing source of purchasing power. According to Teenage Research Unlimited, it is estimated that the teenage population in the United States reached approximately 32 million in 2000 and is expected to grow to approximately 34 million by 2005, representing a projected growth rate close to twice the rate of the overall population. By 2010, there are likely to be more teenagers in the United States than at any other time in history. Teenage spending has also increased annually. The average American teen spent more than $104 a week in 2001 according to the marketing research firm Teen Research Unlimited, an increase of $26 from $78 in 1998. In the past five years, teenage spending has grown from an estimated $122 billion a year to $172 billion a year.

HOT TOPIC BUSINESS STRATEGY

         The Company's goal is to become the leading retailer of music-licensed and music-influenced apparel and accessories for young men and women. The principal elements of the Company's business strategy are as follows:

         O        FOCUS ON UNIQUE MUSIC-ORIENTED MERCHANDISE

         Hot Topic's management believes that fashions and products associated with popular music artists have a significant influence on teenagers. The Company has developed a unique strategy focused exclusively on offering music-licensed and music-influenced merchandise in the mall environment. Accordingly, the Company believes it is well positioned to capitalize on the growing teenage population and demand for music-related merchandise.

         O        OFFER "EVERYTHING ABOUT THE MUSIC"

         The Company's stores are designed to serve as a headquarters for music-licensed and music-influenced apparel, accessories and gift items. The Company's slogan, "Everything About The Music," reflects the Company's broad assortment of products, which include over 10,000 Stock Keeping Units ("SKUs") in approximately 20 different product categories. The Company believes its selection of music-licensed merchandise is the most extensive assortment available in a single mall store. The Company complements its licensed merchandise with a unique and eclectic assortment of music-influenced apparel and accessories, and frequently introduces new items and categories in response to changes in trends and demand. The Company believes it has a history of being the first to offer the latest music fashions, which, together with its assortment of merchandise, has made it a destination store for teenagers seeking music-related products.

         O        PROMOTE MUSIC-INSPIRED CULTURE

         Hot Topic is committed to addressing the music-oriented lifestyles of its customers by building a culture throughout the organization that reflects a passion for music. Management diligently tracks alternative and rock music trends by regularly monitoring new music, music video releases, and radio station air play, visiting nightclubs around the country and attending concerts. The Company also actively solicits feedback from its associates and customers. The Company believes these activities enable it to react quickly to emerging trends, and provide it with a competitive advantage over retailers who do not devote the time and resources necessary to anticipate these trends.

         O        LISTENING TO THE CUSTOMER

         Hot Topic does not dictate fashion trends, but rather seeks to identify music artists and releases that will have strong appeal and related products that will generate strong demand. The Company has developed a disciplined approach to buying and a dynamic inventory management process to support the merchandise strategy. The Company regularly tests new merchandise in select stores before chain-wide distribution, and orders a majority of its merchandise not more than 60 days before delivery, enabling it to respond quickly to emerging trends. Hot Topic is aggressive in taking prompt markdowns to maintain a fresh merchandise mix. By actively managing the mix of categories and products in its stores, the Company believes it is able to capitalize on emerging trends and minimize its dependence on any particular category. The Company believes that this approach to managing its merchandise mix has contributed to its strong merchandise margins and consistent markdown rates. The Company believes this markdown rate is lower than industry averages.

         O        EMPHASIZE CUSTOMER SERVICE

         Hot Topic trains its store associates to provide value-added, non-intrusive customer service. Sales associates are trained to greet each customer, provide information about new music and fashion trends and suggest merchandise that matches the customer's lifestyle and music preferences. The Company strives to give its teenage customers the same level of respect and attention that is generally given to adult customers at other retail stores and to provide friendly and informed customer service for parents. The Company believes that a high level of product knowledge and a commitment to music fashion create high credibility and differentiate the Company from other teenage-focused retailers.

         O        CREATE AN ENTERTAINING STORE ENVIRONMENT

         The Company seeks to create a compelling shopping environment that brings to the mall the elements of the alternative urban shopping experience sought by teenagers. The Company has always focused on the lifestyles of the youth generation. Hot Topic stores are designed with an industrial theme that incorporates dense merchandising and utilizes a professional sound system playing alternative music releases to create a fun, high-energy store that teens will consider "their place" to shop with friends. The Company believes that this atmosphere enhances the Company's image as a source for music-inspired fashion while encouraging customers to shop in its stores for longer periods of time. Late in fiscal 2000, the Company tested a new store design in two locations in California. Continuing to focus on the world of music and musicians as inspiration, the objective of the new design is to provide a more kinetic and industrial-club feel, while portraying a less gothic appearance than the Company's previous store design. This new look was inspired by the markets, clubs and old warehouse districts in London where the Company's designers toured and created this new "industrial club" theme. Virtually all of the 73 new Hot Topic stores opened in fiscal 2001 were built with this new design. The Company plans to continue with this design for the 70 Hot Topic stores it expects to open in fiscal 2002.

TORRID BUSINESS STRATEGY

         The Company's goal for the Torrid division is to become the leading specialty retailer of fashion forward plus-size junior apparel. The principal elements of the Company's business strategy for Torrid are as follows:

         O FOCUS ON FASHION FORWARD PLUS-SIZE APPAREL AND ACCESSORIES THAT ARE MUSIC-INSPIRED

         Torrid's merchandising team is focused on providing a fashion forward merchandise assortment that reflects the influence of music and provides the plus-size customer with fun, hip, trendy apparel and accessories. The Company believes that it is the first mall concept to offer a complete store assortment of fashion junior plus-size apparel.

         O        LISTENING TO THE CUSTOMER

         Torrid does not dictate fashion trends, but rather listens to customers and watches music pop culture influences to determine emerging trends in order to provide merchandise that will have strong customer appeal. Torrid, like Hot Topic, receives direct feedback from Torrid store associates and customers. This feedback has a direct influence on future purchases of Torrid merchandise.

         O        EMPHASIZE CUSTOMER SERVICE AND CREATING A FUN, EXCITING
                  ENVIRONMENT

         Torrid trains its store associates to provide one-on-one service to customers. Since the plus-size customer has been previously unable to find the same fashion forward merchandise available to their smaller friends, Torrid's customer service approach focuses on suggesting outfits and ensuring the correct fit.

         Through a focus on customer service and an edgy fashion-forward merchandise offering, the Company seeks to create a compelling shopping environment that will be sought after by the plus-size female customer. The warm reception, great selection, and honest customer service by associates help to create a comfortable and exciting environment that will be attractive and welcoming to the Torrid customer.

STORE LOCATIONS

         As of February 2, 2002, the Company operated 346 Hot Topic stores in both metropolitan and middle markets in 48 states across the United States and six Torrid stores in five states (California, Maryland, Nebraska, Maryland and Colorado). Between February 2, 2002 and April 10, 2002, the Company opened an additional 17 Hot Topic stores. The following chart sets forth, as of April 10, 2002, the number of Hot Topic and Torrid stores the Company operates in each state in which those stores are located:


HOT TOPIC, INC.
STORES BY STATE
                 ----------------------------------------------------------------------------------
                           HOT TOPIC STORES                   TORRID STORES            TOTAL CO.
                 ----------------------------------------------------------------------------------
                    OPEN      NEW HT      HT OPEN                  NEW
                     AT         FY02        AT       OPEN AT     TORRID        OPEN AT    OPEN AT
                  2/2/2002    TO DATE    4/10/2002   2/2/2002  FY02 TO DATE   4/10/2002  4/10/2002

Alabama               1                      1           0                        0         1
Arizona               6                      6           0                        0         6
Arkansas              2                      2           0                        0         2
California           51          4          55           2                        2        57
Colorado              8          2          10           1                        1        11
Connecticut           6                      6           0                        0         6
Delaware              2                      2           0                        0         2
Florida              18                     18           0                        0        18
Georgia               7          1           8           0                        0         8
Hawaii                3                      3           0                        0         3
Idaho                 1                      1           0                        0         1
Illinois             14                     14           0                        0        14
Indiana               8                      8           0                        0         8
Iowa                  5                      5           0                        0         5
Kansas                4                      4           0                        0         4
Kentucky              4                      4           0                        0         4
Louisiana             3                      3           0                        0         3
Maine                 1                      1           0                        0         1
Maryland              9                      9           1                        1        10
Massachusetts         7                      7           1                        1         8
Michigan             11          1          12           0                        0        12
Minnesota             9          1          10           0                        0        10
Mississippi           1                      1           0                        0         1
Missouri              7                      7           0                        0         7
Montana               1          1           2           0                        0         2
Nebraska              2                      2           1                        1         3
Nevada                5                      5           0                        0         5
New Hampshire         4                      4           0                        0         4
New Jersey           12          2          14           0                        0        14
New Mexico            3                      3           0                        0         3
New York             16                     16           0                        0        16
North Carolina        6          1           7           0                        0         7
North Dakota          1                      1           0                        0         1
Ohio                 10                     10           0                        0        10
Oklahoma              4                      4           0                        0         4
Oregon                3                      3           0                        0         3
Pennsylvania         19                     19           0                        0        19
Rhode Island          1                      1           0                        0         1
South Carolina        4                      4           0                        0         4
South Dakota          2                      2           0                        0         2
Tennessee             8          1           9           0                        0         9
Texas                26          2          28           0                        0        28
Utah                  3                      3           0                        0         3
Vermont               1                      1           0                        0         1
Virginia              4          1           5           0                        0         5
Washington           14                     14           0                        0        14
West Virginia         2                      2           0                        0         2
Wisconsin             7                      7           0                        0         7

           TOTAL    346          17        363           6          0             6       369

# OF STATES          48          11         48           5          0             5        48


EXPANSION STRATEGY

         The following table provides a history of the Company's store expansion over the last five fiscal years:

                                                             FISCAL YEAR
                                      ----------------------------------------------------------
                                                                                         2002
                                                                                        THROUGH
                                       1997       1998      1999      2000      2001    4-10-02
                                      ----------------------------------------------------------
                                                         (Number of stores)
 Stores at beginning of year             68        108       158       212       274        352
 Hot Topic store closing/reopening*                                              (1)          1

 New stores opened - Hot Topic           40         50        54        62        73         16
 New stores opened - Torrid                                                        6
                                      ----------------------------------------------------------
 Stores at end of year                  108        158       212       274       352        369
                                      ----------------------------------------------------------

       * Victorville, CA store re-opened in first quarter of fiscal 2002.

         The Company's expansion strategy is to open stores primarily in shopping malls and selected entertainment centers in both new and existing markets throughout the United States. The Company believes it has developed a store concept that is successful in both metropolitan and middle markets. Further, as a result of the nationwide influence of MTV, music distribution, movies and television programs, the Company believes that its 12 to 22 year-old target customers have similar fashion preferences throughout the United States.

         The Company opened 73 new Hot Topic stores and six Torrid stores in fiscal 2001 as well as expanded or relocated seven existing Hot Topic stores. The Company closed one store in fiscal 2001 that was at the end of its lease. During fiscal 2002, the Company plans to open approximately 70 new Hot Topic stores (16 stores of which the Company has opened in the first quarter of fiscal 2002 and one re-opening of the store closed in fiscal 2001) and 15 new Torrid stores, in addition to expanding or relocating 10 existing Hot Topic stores. The Company selects and evaluates potential store locations based on a variety of criteria including the sales and square footage of the mall, sales of anchor stores, sales of teenage-oriented stores, foot traffic, number of teenagers in the trade area, median family income and other factors relevant to the Company's unique merchandising strategy. Hot Topic has a real estate committee, consisting of its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Vice President of Store Operations, Vice President of Real Estate and the Torrid General Manager. The Company generally seeks potential store sites between 1,600 square feet and 2,200 square feet for Hot Topic stores between 2,200 square feet and 2,800 square feet for Torrid stores. The average size of the Company's fiscal 2001 Hot Topic openings was 1,877 square feet and 2,452 square feet for the Company's Torrid openings.

         The Company's Hot Topic stores currently average approximately 1,617 square feet and 2,452 square feet for Torrid stores.

STORE-LEVEL ECONOMICS

         During fiscal 2001, the Company achieved average Hot Topic store net sales of approximately $1,038,000 and average Hot Topic store net sales per square foot of approximately $642. Store-level operating cash flow (defined as store operating income before depreciation and excluding changes in working capital) for Hot Topic stores open the entire year in fiscal 2001 was approximately $311,000, or 30% of average net sales. In fiscal 2001, all of the

Company's Hot Topic stores generated positive store-level operating income, but there can be no assurance this trend will continue. There also can be no assurance that in the future the average store-level sales and operating cash flow will not vary from historical results or that the total estimated capital expenditures for new stores will not increase.

HOT TOPIC MERCHANDISING

         The Company's stores are designed to serve as a headquarters for music-licensed and music-influenced apparel, accessories and gift items. Music-licensed merchandise includes T-shirts, hats, posters, stickers, patches, postcards, books, shoes, intimate apparel, novelty accessories, compact discs and albums. Music-influenced merchandise includes woven and knit tops, skirts, pants, shorts, jackets, shoes, costume jewelry, body jewelry, sunglasses, cosmetics, leather accessories and gift items. Additional licensed apparel and accessories are influenced by television shows, cartoons and major motion pictures. Approximately half of the Company's products are licensed, and the other half are music-influenced products. A key strategy of the Company is to offer over 10,000 SKUs in 20 different product categories or "departments." On average, over 100 different licensed band T-shirts are carried in each store from current artists such as SlipKnot, System of a Down, Linkin Park, Tool and the Strokes as well as classic rock artists such as Pink Floyd, Nirvana, Metallica, Jimi Hendrix, The Doors, Beatles and Led Zeppelin. New items and categories are regularly tested as customer demand and product trends evolve.

         The Company's merchandising staff consists of a Vice President, General Merchandise Manager, two divisional merchandise managers, nine buyers, three associate buyers and ten assistant buyers. The merchandising staff reflects the Company's culture in that its decisions and actions are influenced by music. In determining which merchandise to buy, the staff spends considerable time viewing music videos, reviewing industry music sales, monitoring alternative radio station air play, consulting with sales associates, reviewing customer requests, attending trade shows and reading music and fashion industry periodicals. In addition, the merchandising staff regularly visits nightclubs and attends concerts and other events that attract young people. The Company also solicits input from its store associates, in order to draw from many different experiences and perspectives.

         The following table sets forth the Company's four major merchandise groups as an approximate percentage of net sales for fiscal years 2001, 2000 and 1999:

                                           PERCENTAGE OF NET SALES
                                   ---------------------------------------
                                       2001         2000         1999
                                   ---------------------------------------
Apparel and T-Shirts                    53%          51%          50%
Gifts                                   15           15           16
Accessories                             26           27           27
Intimate Apparel and Shoes               6            7            7
                                   ---------------------------------------
                                       100%         100%         100%
                                   =======================================


         Approximately half of the Company's products are licensed products. Artists typically license their likeness to a "master licensor." The master licensor often retains the rights to market T-shirts and then may choose to sub-license to manufacturers, other categories of merchandise such as posters, stickers and patches. Some artists also retain their licensing rights and negotiate directly with licensees. Hot Topic buys its licensed merchandise from master licensors, licensees and directly from artists. The Company currently purchases licensed T-shirts from over 30 companies and other licensed products from over 100 companies. Because of the Company's knowledge of teenage consumers' music preferences and music-influenced fashion, licensors often seek the Company's advice prior to licensing new artists or product designs. As a result, the Company often receives accommodations such as early shipments of new releases, exclusive merchandise, advanced lead times, exclusive designs and vendors' acceptance of returns.

         The Company buys its unlicensed, music-influenced merchandise from a variety of manufacturers. The Company actively searches for new vendors that offer unique and timely music-influenced products. As a result, the Company at any given time has many different vendors of different sizes, including some from which it has not previously purchased.

         The Company has five lines of private label merchandise to complement and supplement current product offerings. The Company believes that Hot Topic brands play an important part in differentiating its stores from those of its competitors and provide the Company with higher margin opportunities as compared to other merchandise. The Company's management estimates that in fiscal 2001 Hot Topic brands accounted for approximately 25% of the Company's sales, the same percentage as in fiscal 2000. The Company's proprietary brands include Morbid Makeup (cosmetics), Morbid Metals (body jewelry), Morbid Threads (men's and women's apparel and hosiery) and MT:2 (men's and women's apparel). Shoes are also sold under the Hot Topic label.

         In order to reduce fashion risk and maintain the ability to respond quickly to emerging trends, Hot Topic buys a majority of its merchandise not more than 60 days in advance of delivery, and will often begin with smaller test purchases prior to chain-wide distribution. The Company regularly monitors store sales by merchandise classification, SKU, color and size to determine types and amounts of products to purchase, to detect products and trends that are emerging or declining, and to manage the product mix in its stores to respond to the spending patterns of its customers. The Company also works with its vendors to ensure that sources for new and private label products are maintained and expanded.

         During fiscal 2001, the Company had approximately 944 vendors, certain of which have limited financial resources and production capabilities. No single vendor accounted for more than 5% of the Company's merchandise purchases. The Company believes that its relationships with its vendors are good.

TORRID MERCHANDISING

         The Company's Torrid stores are designed to serve as the destination for fashion forward apparel and accessories for the plus-size junior woman. The Company believes that the Torrid customer wants to wear the same merchandise as her smaller-sized peers. Torrid's merchandise includes novelty t-shirts, fashion tops, pants, shorts, skirts, dresses, jackets, intimate apparel, shoes, hosiery, accessories, gifts, and beauty products. Torrid apparel is sized 14 to 26. Approximately 30% of the products come from established branded vendors, including Paris Blues, Z Cavaricchi, Necessary Objects, Kikwear, Macgirl, Dollhouse, Fine and Hot Kiss and more fashion-forward vendors such as Serious, Lip Service, and Tripp. The Company worked with these and other vendors, to develop plus-size junior apparel fit specifications. The Company believes its selection of fashion items from these and similar vendors gives the Torrid customer an opportunity to buy the same or similar branded items that have historically been available to other young women of the same age who are not plus-size. Working together with vendors, fashion trends and customer requests are researched, designed and manufactured for Torrid. Torrid, through its own fit specialist, works with the manufacturers' design teams to help ensure that quality standards are achieved and maintained.

         During fiscal 2001, approximately 75% of Torrid's net sales were generated in apparel merchandise categories and 25% of Torrid's sales were produced in accessories, including intimate apparel and shoes.

         The Torrid merchandising staff consists of a divisional merchandise manager, two buyers, one associate buyer and one assistant buyer. The Company's culture of soliciting and listening to customers and store associates is evidenced by the Torrid merchandising staff's decisions and actions. Furthermore, the Company believes that Torrid's merchandising direction is influenced by music and music related activities. The range of music and music artists that influence Torrid fashion is much broader than those influencing fashion at Hot Topic stores, consistent with the broader target customer base of females ages 15 to 29.

         Merchandising decisions for Torrid are also influenced by emerging fashions in the junior market. The decisions of the Torrid merchandising group are heavily influenced by feedback from customers and associates, in order to draw from many different experiences and perspectives. The staff also spends considerable time visiting nightclubs, attending concerts, attending trade shows and other events that attract young people. Approximately 30% of Torrid merchandise is purchased from established branded vendors. The remaining 70% is Torrid private label merchandise that provides the customer with unique, fashion-forward merchandise, often at more competitive price points than branded merchandise. Private label merchandise also often provides the Company with higher margin opportunities as compared to other merchandise. In order to reduce fashion risk and maintain the ability to respond quickly to emerging trends, Torrid buys a majority of its merchandise not more than 90 days, and many times less than 60 days, in advance of delivery, and will often begin with small purchases for testing.

ALLOCATION AND DISTRIBUTION OF MERCHANDISE

         Allocation and distribution of the Company's inventory is addressed at the store, merchandise classification and SKU levels using integrated third party software. Most merchandise is ordered in bulk and then allocated to each store based on store inventory plans and SKU performance by using Arthur Allocation software. Buyers determine SKU reorder quantities by using a proprietary automated software program which considers sales history, projected sales, planned inventories by store, store demographics, geographic preferences, store openings and planned markdown dates.

         The Company's Vice President of Planning and Allocation, two directors of Planning and Allocation and 20 inventory analysts work closely with the merchandise buyers and store associates to meet the appropriate inventory requirements of each store. Hot Topic's headquarters and distribution facility consists of approximately 250,000 square feet located in City of Industry, California. All merchandise is delivered by vendors to this facility, where it is inspected, priced, allocated, picked and boxed for shipment to the Company's stores. Merchandise is shipped to stores each weekday, providing Hot Topic stores with a steady flow of new and reordered merchandise. Minimal back stock is maintained in the Company's distribution facility and at its stores; so that most of the Company's merchandise is available for sale on the selling floors of its stores.

         In March 2001, the Company entered into a lease for an additional 125,000 square feet in the same building as is its current headquarters and distribution facility in the City of Industry, California bringing the total square feet to approximately 250,000. Late in the fourth quarter of fiscal 2001, the Company began construction to expand its office and distribution center into the additional space. The expansion is planned to be completed during the second quarter of fiscal 2002 at an estimated cost of approximately $4.2 million. The Company estimates that the operating capacity gained from this additional space and the related offices and equipment will allow for growth to approximately 700 stores.

HOT TOPIC STORE OPERATIONS

         Hot Topic's store operations are currently managed by six regional managers and 57 district or area managers who each supervise approximately four to eight stores. Individual stores are managed by a store manager and two or three assistant managers. In addition to managers and assistant managers, a typical store has approximately six to ten part-time sales associates, depending on the season. The hiring and training of new associates is the responsibility of the store manager and district manager and the Company has established training and operations procedures to assist them. Additionally, Hot Topic uses a customized, automated telephone screening system licensed from a third party to help evaluate potential new associates, which helps streamline the Company's interview and hiring processes at the store level.

         The Company strives to create a store environment that teenagers will consider "their place" to shop with friends. Hot Topic seeks to hire sales associates who fit the profile of its target customer -- energetic people who are knowledgeable and passionate about music and music-inspired fashion. To assist management in properly considering the preferences and opinions of its target customers, selected sales associates accompany Hot Topic's buyers on buying trips. Further, in return for feedback on fashion and other trends, sales associates are reimbursed for the cost of attending concerts and frequenting clubs, and are encouraged to communicate customer requests and their own merchandise ideas to the buyers and management. Hot Topic encourages its sales associates to dress and accessorize themselves with the same fashionable merchandise that is sold in its stores. To further encourage its associates to dress and accessorize themselves with Hot Topic merchandise, the Company offers a 40% employee discount on merchandise. Management believes its music-based culture and its interaction with and respect for sales associates has led to associate turnover rates that the Company believes are lower than the industry average.

         The primary objective of sales associates is to provide superior, informed customer service in order to maximize sales and minimize inventory shrinkage. Store management is provided with daily store sales and category results so that performance can be measured against set goals. Postage-paid "report cards" are provided in all stores for customers to grade performance and make recommendations to Company management. The Company strives to give its teenage customers the same level of respect and attention that is generally given to adult customers at other retail stores. Associates are trained to greet each customer, to inform the customer about new music fashion trends and to suggest merchandise that matches the customer's lifestyle and music preferences. Hot Topic also strives to provide friendly and informed customer service for parents. The Company provides a listing of music artists' national tour dates at each of its stores. The Company believes that its high level of product knowledge and service differentiates Hot Topic from other teenage-focused retailers.

         Store, district and area managers are compensated with a base salary and may qualify to receive a quarterly bonus based on sales and inventory shrinkage. Additionally, district, area and store managers may also qualify to receive periodic stock option grants, and certain associates are eligible to participate in the Company's Employee Stock Purchase Plan. The Company believes that its continued success is dependent in part on its ability to attract, retain and motivate qualified associates. In particular, the success of the Company's expansion program will be dependent on its ability to promote and/or recruit qualified district and store managers. To date, a significant number of its store managers have been promoted from within the Company.

TORRID STORE OPERATIONS

         Torrid store operations are currently supervised by one district manager and one area manager. Individual stores are managed by one store manager and two or three assistant managers. In addition, each store has six to ten part-time associates, depending on the season. The store and district managers are responsible for associate training, and the Torrid division has established training programs and operating procedures.

         Similar to Hot Topic stores, Torrid district, area and store managers are compensated with a base salary and may qualify for quarterly bonuses based on sales and inventory shrinkage results. District, area and store managers may also qualify to receive periodic stock option grants, and certain associates are eligible to participate in the Company's Employee Stock Purchase Plan. The division believes that its continued success is dependent in part on its ability to attract, retain and motivate qualified associates. In particular, the success of the Torrid division's expansion program will be dependent on its ability to promote and/or recruit qualified district and store managers.

MARKETING, PROMOTION AND INTERNET

         The Company generally locates its stores in high traffic malls within areas of high teenage population and relies on existing customers, sales associates, store design and exciting music to attract new customers to its stores. During fiscal 2000 and fiscal 2001 the Company co-sponsored a major summer rock tour, Ozzfest. As sponsor, the Company's name was associated with all promotional activities at each venue. The Company has entered into a similar sponsorship of Ozzfest in fiscal 2002.

         The Company continued to operate its core website, www.hottopic.com, which offers merchandise, tour dates, contests, job postings, store locations and community features such as band reviews. An additional website was also launched to support the Torrid concept: www.torrid.com. The Torrid website also markets merchandise and announces new store locations. The Company's net sales from Internet operations (with www.torrid.com) rose by 47% and contributed approximately 1.5% of total sales in fiscal 2001. The Company intends to relaunch each of the websites in fiscal 2002 with improved functionality to better drive sales and support customer needs.

INFORMATION TECHNOLOGY

         Hot Topic's information systems provide integration of store, merchandising, distribution, financial, and human resources. These systems include SKU and classification inventory tracking, purchase order management, open-to-buy, merchandise distribution, automated ticket making, general ledger, sales audit, accounts payable, integrated financials and human resources/payroll. Most of these systems operate on software licensed from GERS Retail Systems ("GERS") running on an Oracle database platform. Sales are updated daily in the merchandising reporting systems by polling sales information from each store's point-of-sale ("POS") terminals. The Company's POS system consists of registers providing price look-up, time and attendance, e-mail and credit card/check authorization. Through automated nightly two-way electronic communication with each store, sales information, payroll hours and e-mail messages are uploaded to the host system and receiving, price changes, system maintenance and e-mail are downloaded through the POS system. The Company evaluates information obtained through nightly polling to implement merchandising decisions, including product purchasing/reorders, markdowns and allocation of merchandise on a daily basis.

         During fiscal 2001, the Company had two main areas of focus in information technology. The Company's POS system upgrade was completed in all existing stores, at a cost of approximately $3.0 million. Advanced features of the GERS Retail Systems ("GERS") were implemented, along with informational report development.

         In addition, in fiscal 2002 the Company plans to invest approximately $1.4 million in a new Wide Area Network to connect all Company stores. The Company expects this new technology to improve efficiency and assist in communicating more effectively with all store locations nationwide.

TRADEMARKS

         The Company has registered on the Principal Register of the United States Patent and Trademark Office its retail store service mark Hot Topic(R) and various trademarks for merchandise including Hot Topic(R), Morbid Make-Up(R), Morbid Scents(R), Morbid Metals(R), Morbid Adornments(R), Tragedy(R), Misery(R), MT:2(R), Morbid Threads(R) and Everything About the Music(R). Each federal registration is renewable indefinitely if the mark is in use at the time of the renewal. Applications have been made to register Naturally Morbid(TM), Torrid(TM), Torrid & Design(TM) and Torrid Flaming Heart Design(TM) in the United States. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its marks in the United States. The Company also has additional registrations and pending applications in foreign jurisdictions. All other trademarks, tradenames and servicemarks referenced herein are the property of their respective owners.

HOT TOPIC COMPETITION

         The teenage retail apparel and accessory industry is highly competitive and the Company expects competition in its niche to increase. The Company competes with other retailers for vendors, customers, suitable retail locations and qualified associates. Hot Topic currently competes with street alternative and vintage clothing stores located primarily in metropolitan areas and with other mall-based teenage-focused retailers such as The Buckle, Claire's Stores, Inc., Charlotte Russe Inc., Delias Inc., d.e.m.o. (a divison of Pacific Sunwear, Inc.), Gadzooks, Inc., Millers Outpost, Inc., Pacific Sunwear of California, Inc., Spencer Gifts, Inc., Urban Outfitters, Inc., The Wet Seal, Inc., and, to a lesser extent, with music stores. Many of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company. The principal factors of competition in the Company's business are merchandise selection, customer service, store location and price.

TORRID COMPETITION

         Based on direct customer research conducted by the Company, Hot Topic believes that teen plus-size females have historically shopped for apparel at department stores and specialty stores such as Lane Bryant. The Company believes such stores generally target an older customer than does Torrid. While the Company is not aware of other mall-based chains that are specifically targeting junior, plus-size fashion-forward customers, Torrid competes with traditional department stores, local specialty stores and junior teen retailers that offer some larger-sized merchandise, such as Deb Shops, and certain traditional and web-based catalogs. Many companies compete for the junior customers and additional competitors may enter into the plus-size female market.

EMPLOYEES

         The Company employed approximately 1,200 full-time and 2,800 part-time associates as of April 20, 2002. Of the Company's 4,000 associates, approximately 290 were corporate headquarters and distribution center personnel, 60 regional and district managers and approximately 3,650 were store associates. The number of part-time associates fluctuates with seasonal needs. None of the Company's associates are covered by collective bargaining agreements. The Company considers its associate relations to be good.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

         The executive officers and key employees of the Company and their ages at April 20, 2001 are as follows:


                  NAME             AGE                                POSITION
                  ----             ---                                --------
Elizabeth M. McLaughlin            41      President and Chief Executive Officer and Director

Gerald A. Cook                     49      Chief Operating Officer

James J. McGinty                   39      Chief Financial Officer

Jay A. Johnson                     56      Senior Vice President of Strategic Analysis and Investor
                                              Relations


Thomas A. Rail                     51      Senior Vice President and General Manager, Torrid

Jane Cruz                          42      Senior Vice President, Human Resources

Cindy Levitt                       41      Vice President, General Merchandise Manager

Darrell Kinsley                    39      Vice President, Store Operations

John Neppl                         45      Vice President, Real Estate and Construction

Alain Krakirian                    36      Vice President, Planning and Allocation

Sue McPherson-Spissu               34      Vice President, Distribution Center and Internet

John Horwath                       42      Vice President, Information Technology

George Wehlitz, Jr.                41      Vice President, Controller

Karen Talley                       44      Divisional Vice President and Divisional Merchandise Manager,
                                              Accessories

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

         GERALD A. COOK has been Chief Operating Officer of the Company since February 2001. From February 1999 until joining the Company, he was the President and Chief Operating Officer of Travel 2000, Inc. Subsequent to his leaving Travel 2000, Inc., the company filed for chapter 11 bankruptcy in March 2001. From 1995 to April 1998, Mr. Cook was Senior Vice President, Operations for The Bombay Company, Inc. and from 1989 to 1995, Mr. Cook was the Vice President, Stores and the Vice President, General Merchandising Manager of Woman's World Stores. Prior to 1989, he held management positions with Barnes & Noble/B Dalton, The Gap Stores and the Limited, Inc. Mr. Cook holds a B.S. degree in Business Administration from the University of Minnesota.

         JAMES J. MCGINTY has served as Chief Financial Officer of the Company since February 2001. Mr. McGinty joined Hot Topic in August 2000 as its Vice President, Finance and was promoted to Chief Financial Officer in February 2001. From July 1996 to July 2000, Mr. McGinty was Vice President-Controller at Victoria's Secret Stores, the leading brand and largest specialty retailer in the Limited, Inc. From 1984 to 1996, he held various financial and accounting positions within the Structure and Express divisions of the Limited, Inc. Mr. McGinty holds a B.S. degree in Accounting from Miami University in Oxford, Ohio.

         JAY A. JOHNSON has served as the Senior Vice President, Strategic Analysis and Investor Relations of the Company since February 2001. Since May 1995 he also has served as the Company's Assistant Secretary. From May 1995 to February 2001, he was the Chief Financial Officer of the Company. From January 1993 to May 1995, he was Vice President/Chief Financial Officer of Frame-n-Lens Optical, Inc., a national optical retailer then with approximately 300 stores.

From July 1978 to July 1992, Mr. Johnson held senior financial management positions at one manufacturing and two retail companies. Mr. Johnson is a certified public accountant. Mr. Johnson holds a B.S. degree in Accounting from the California State University, Northridge.

         THOMAS A. RAIL has been Senior Vice President and General Manager of Torrid since May 2001. From January 1999 to April 2001, Mr. Rail was President of Retail for Aris Industries where he was responsible for the XOXO boutique and outlet stores, an XOXO Internet site, and the coordination of retail licensees. From August 1995 to December 1998, he was President of Retail for Designer Holdings where he was responsible for developing 37 Calvin Klein Outlet stores and, upon its acquisition by Warnaco in the Fall of 1997, assumed the additional responsibilities for approximately 85 Olga Warner stores. Mr. Rail spent June 1985 through August of 1996 in various management positions with Millers Outpost, including six years as the General Manager of Levi's Outlet by MOST (a start-up division for Millers). Mr. Rail has a B.S. in Business Management from Brigham Young University.

         JANE CRUZ joined the Company in August 2001 as Senior Vice President, Human Resources. Ms. Cruz has over 18 years of human resource experience. From July 1996 to July 2001, Ms. Cruz held human resource management positions with Universal Studios' Television and Networks Group, including most recently, Senior Vice President, Human Resources. At Universal Studios her responsibilities included both domestic and international operations. From November 1994 to July 1996, Ms. Cruz was Director, Human Resources of EQE International, an engineering consulting firm. She spent March 1983 through November of 1994 in various Human Resource positions with Viacom - Cable Division, including Regional Director, Human Resources. Ms. Cruz has a B.S. in Economics from the University of San Francisco and an M.B.A. from the University of California, Berkeley.

         CINDY LEVITT has been Vice President, General Merchandise Manager of the Company since February 2000. From June 1996 to February 2000, she served as the Company's Divisional Merchandise Manager, Apparel and Music. Since 1989, Ms. Levitt has held senior buying positions at the Company. Prior to her career at Hot Topic, Ms. Levitt held buying positions at May Department Stores.

         DARRELL KINSLEY has been Vice President, Stores of the Company since February 2000. From June 1998 through February 2000, Mr. Kinsley was the Company's Regional Director for the western United States. From February 1997 through June 1998, he was the Company's Regional Director for the eastern United States. Mr. Kinsley joined the Company in February 1995 as the District Manager for the eastern United States. Mr. Kinsley holds a business management leadership certificate from the Anderson School of Business at the University of California, Los Angeles.

         JOHN NEPPL joined the Company in October 2001 as Vice-President of Real Estate and Contruction. From January 1995 to September 2001 Mr. Neppl served as Vice-President of Real Estate and Construction for Eastern Mountain Sports, Inc., a specialty retailer based out of New Hampshire. Mr. Neppl served as Director of Real Estate at Miller's Outpost/Anchor Blue from October 1987 to December 1994. Mr. Neppl held various financial positions with Mervyn's department stores, a division of Target Corporation, from October 1978 to September 1987. Mr. Neppl received a B.S. in Accounting from Villanova University in 1978.

         ALAIN KRAKIRIAN has been the Company's Vice President, Planning and Allocation since February 2000. From July 1997 through February 2000, Mr. Krakirian was the Company's Director of Planning and Allocation. Mr. Krakirian was the Planning Manager at Disney Stores from December 1996 to July 1997 and the Director of Merchandise Planning and Allocation at Kids Mart from February 1996 to December 1996. From September 1991 to January 1996, Mr. Krakirian held various merchandise control and planning positions at Clothestime Stores, including Director of Merchandise Control and Information Office from October 1994 to January 1996. Mr. Krakirian holds a B.S. degree in Finance from the University of LaVerne and an M.B.A. degree from Pepperdine University.

         SUE MCPHERSON-SPISSU was promoted to the Company's Vice President of Distribution Center and Internet in October 2001. Ms. McPherson-Spissu was the Company's Vice-President, Distribution Center from February 2001 to October 2001 and was the Company's Divisional Vice President of Distribution Center from February 2000 to February 2001. From March 1995 to February 2000, she was the Company's Director of the Distribution Center. Ms. McPherson-Spissu joined the Company in 1989 as a store associate in its first store while attending the University of Southern California. Ms. McPherson-Spissu holds a B.S. degree in Business from the University of Southern California.

         JOHN HORWATH has been the Company's Vice President, Information Technology since June 2001. Mr. Horwath has over 24 years of Information Technology experience. From May 2000 until joining the Company, he was Director of Information Technology at World Wide Restaurants, Inc. From August 1998 until May 2000, Mr. Horwath was the Vice President and Chief Information Officer for Wherehouse Entertainment, Inc. From February 1992 to July 1998, he was Regional Vice President of Information Technology for PolyGram Holding, Inc. Prior to 1992, he held management positions with LA Gear, Inc., Pic`N'Save, Inc., Tutor/Saliba, Inc., and Kasler Corporation.

         GEORGE WEHLITZ, JR. joined Hot Topic in February 2002 as its Vice President, Controller. From August 2000 to February 2002, Mr. Wehlitz was Chief Financial Officer at The Popcorn Factory, Inc., a catalog company for gourmet popcorn gifts. From 1987 to 2000 Mr. Wehlitz held various financial related positions, at the divisional and corporate level, for The Bombay Company, Inc. Mr. Wehlitz holds a B.A. degree in Accounting from Texas Christian University and is a Certified Public Accountant.

         KAREN TALLEY has served as Divisional Vice President and Divisional Merchandise Manager, Accessories of the Company since February 2000. Ms. Talley joined the Company in 1993 as the Senior Accessory Buyer. She was the Company's Divisional Merchandise Manager of Accessories from April 1996 to February 2000. Prior to joining the Company, Ms. Talley held buying positions at Jay Jacobs and Nordstrom.

             CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

         Certain sections of this Annual Report on Form 10-K, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. These forward looking statements involve risks and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the sufficiency of the Company's working capital and cash flows from operating activities, the effect of economic conditions, the effect of severe weather or natural disasters, political and/or social changes or events that could negatively impact shopping patterns and/or mall traffic and the effect of competitive pressures from other retailers as well as other risks detailed below:

         IMPLEMENTATION AND MANAGEMENT OF AGGRESSIVE GROWTH STRATEGY

         The Company's net sales and net income have grown significantly during the past several years, primarily as a result of the opening of stores and, to a lesser extent, the introduction of new products and categories. Seventy-nine of the Company's 352 stores opened as of February 2, 2002 had been open for less than one full year. The Company intends to continue to pursue an aggressive growth strategy for the foreseeable future, and its future operating results will depend largely upon its ability to open and operate stores successfully and to manage a larger business profitably. The Company anticipates opening approximately 85 stores, consisting of 70 Hot Topic and 15 Torrid stores, during fiscal 2002, which will result in a significant increase in the number of stores operated by the Company. Operation of a greater number of new stores and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by the Company in its existing stores and markets. In addition, there can be no assurance that the Company's expansion within its existing markets will not adversely affect the individual financial performance of the Company's existing stores or its overall results of operations, or that new stores will achieve sales and profitability levels consistent with existing stores. The Company will need to continually evaluate the adequacy of its store management and management information and distribution systems to manage its planned expansion. There can be no assurance that the Company will anticipate all of the changing demands that its expanding operations will impose on such systems, and the failure to adapt its systems and procedures to such changing demands could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will successfully achieve its expansion targets or, if achieved, that planned expansion will result in profitable operations.

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

         FLUCTUATIONS IN COMPARABLE STORE SALES RESULTS

         A variety of factors affect the Company's comparable store sales including, among others, the timing of releases of new music-related products, music and fashion trends, the general retail sales environment, the Company's ability to efficiently source and distribute products, changes in the Company's merchandise mix and the Company's ability to execute its business strategy efficiently. The Company's comparable store sales results have fluctuated significantly in the past and the Company believes that such fluctuations may continue. The Company's comparable store sales results for fiscal 1997, 1998, 1999, 2000 and 2001 were 2.2%, 0.4%, 22.8%, 16.7% and 3.9% respectively. The
Company's comparable store sales results were 8.0%, 2.4%, 2.2% and 3.8% for the first, second, third and fourth quarters, respectively, of fiscal 2001 and 24.1%, 21.8%, 15.3% and 11.2% for the first, second, third and fourth quarters, respectively, of fiscal 2000. Past comparable store sales results are not an indicator of future results, and there can be no assurance that the Company's comparable store sales results will not decrease in the future. The Company's comparable store sales results could cause the price of the Common Stock to fluctuate substantially.

         DEPENDENCE ON AND CHANGES IN MUSIC AND FASHION TRENDS

         The Company's profitability is largely dependent upon (i) the continued popularity of alternative and rock music, music videos, and MTV among teenagers and college age adults, (ii) the emergence of new artists and the success of music releases and music-related products, (iii) the continuance of a significant level of teenage spending on music-licensed and music-influenced products, and (iv) the Company's ability to anticipate and keep pace with the music, fashion and merchandise preferences of its customers. The popularity of particular types of music, artists, styles and brands is subject to change. The Company's failure to anticipate, identify and react appropriately to changing trends, could lead to, among other things, excess inventories and higher markdowns, and poor customer acceptance of its new store design, which could have a material adverse effect on the Company's results of operations and financial condition, and on its image with customers. There can be no assurance that the Company's new products and new store design will be met with the same level of acceptance as in the past or that the failure of the new products and/or new store design will not have an adverse material effect on the Company business, results of operations and financial condition.

         IMPACT OF ECONOMIC CONDITIONS; MINIMUM WAGE RATES

         Certain economic conditions affect the level of consumer spending on merchandise offered by the Company, including, among others, business conditions, interest rates, taxation and consumer confidence in future economic conditions. The Company is also dependent upon the continued popularity of malls as a shopping destination and the ability of mall anchor tenants and other attractions to generate customer traffic for its stores. A decrease in mall traffic would adversely affect the Company's growth, sales results and profitability.

         Changes to Federal minimum wage laws in each of 1996 and 1997 raised the mandatory minimum wage. California, Connecticut, Washington, Massachusetts and other states have also enacted increases in state-required minimum wages that are higher than the Federal requirements. The most recent increases in states where the Company currently operates took effect on January 1, 2002 in California, Connecticut, Delaware, Hawaii, Maine, Massachusetts, Oregon, Rhode Island, Vermont and Washington. The Company operated a total of 96 stores in those states as of April 10, 2002. Statutory increases in Federal and state minimum wages could adversely affect the Company's profitability. The recent state increases in minimum wage and any other such increases will raise minimum wages above current wage rates of certain of the Company's associates, and competitive factors could require corresponding increases in higher associate wage rates, any of which would increase the Company's expenses and adversely affect results of operations.

         QUARTERLY RESULTS AND SEASONALITY

         The Company's quarterly results of operations may fluctuate materially depending on, among other things, the timing of store openings and related pre-opening and other startup expenses, net sales contributed by new stores, increases or decreases in comparable store sales, releases of new music and music-related products, shifts in timing of certain holidays, changes in the Company's merchandise mix and overall economic and political conditions.

         The Company's business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school, Halloween and Holiday seasons (defined as the week of Thanksgiving through the first few days of January), and other periods when schools are not in session. The Holiday season remains the Company's single most important selling season. The Company believes, however, that the importance of the summer vacation and back-to-school seasons (which affect operating results in the second and third quarters, respectively) and to a lesser extent, the spring break season (which affects operating results in the first quarter) as well as Halloween (which affects operating results in the third quarter), all reduce the Company's dependence on the Holiday selling season. As is the case with many retailers of apparel, accessories and related merchandise, the Company typically experiences lower first fiscal quarter net sales relative to other quarters.

         DEPENDENCE ON KEY VENDORS

         The Company's performance depends on its ability to purchase current music-related merchandise in sufficient quantities at competitive prices. The Company has many sources of merchandise. Its largest vendor, Changes Manufacturing, supplied just under 5% of the Company's merchandise purchases in fiscal 2001. Substantially all of the Company's music-licensed products are available only from vendors that have exclusive license rights. In addition, many of the Company's music-influenced products are supplied by small, specialized vendors that create unique products primarily for the Company. The Company's smaller vendors generally have limited resources, production capacities and operating histories, and some of the Company's vendors have limited the distribution of their merchandise in the past. The Company has no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that the Company will be able to acquire desired merchandise in sufficient quantities on terms acceptable to the Company in the future or that any inability to acquire suitable merchandise, or the loss of one or more key vendors, will not have a material adverse effect on the Company's business, results of operations and financial condition.

         NEW TORRID STORES AND ASSOCIATED RISKS

         The Company's ability to expand into new concepts has not been fully tested. Accordingly, the operation of its Torrid stores and the sale of Torrid merchandise over the Internet at www.torrid.com, are subject to numerous risks, including unanticipated operating problems, lack of experience, lack of customer acceptance, new vendor relationships and competition from existing and new retailers. For example, it may be that the Company will not be able to generate continued customer interest in Torrid stores and Torrid products, or that this concept may not be able to support the store format. There can be no assurance that the Company's Torrid stores or Torrid website will achieve sales and profitability levels that justify the Company's investment in this new retail format. Establishing and increasing the number of Torrid stores also involves other risks that could have a material adverse effect on the Company, including
(i) the risk of diversion of management's attention from the Company's core business and products, (ii) difficulties with the hiring, retention and training of management and personnel for the Torrid stores, (iii) risks associated with new vendors and (iv) difficulties with locating and obtaining favorable store sites and acceptable lease terms. Risks inherent in any new concept are particularly acute in the Company's case with respect to Torrid, because this is the first significant new venture by the Company. The Company has traditionally concentrated its expansion efforts on increasing the number of and sales in Hot Topic stores.

         UNCERTAINTIES REGARDING IMPLEMENTATION OF NEW MANAGEMENT INFORMATION SYSTEM

         During fiscal 1999, after completing an evaluation of its long-term management information system needs, the Company selected new hardware and software for its stores, office and distribution center. The Company implemented the host hardware and software systems at its office and distribution center during the second half of fiscal 2000 and installed certain point-of-sale upgrades at its stores in fiscal 2001. In addition, in fiscal 2002 the Company plans to install a new Wide Area Network at its stores. If the information systems and software do not work effectively, the Company may experience delays or failures in its operations. These delays or failures could adversely impact the promptness and accuracy of the Company's transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. The Company's current and planned systems, transaction processing, procedures and controls may not be adequate to support future operations. To manage growth of its operations and personnel, the Company may need to continue to improve its operational and financial systems, transaction processing, procedures and controls.

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

         UNCERTAINTIES REGARDING DISTRIBUTION OF MERCHANDISE

         The Company relies upon the United Parcel Service for its product shipments, including shipments to and from all of its stores, and, accordingly, is subject to the risks, including employee strikes and inclement weather, associated with United Parcel Service's ability to provide delivery services to meet the Company's shipping needs. The Company is also dependent upon temporary associates to adequately staff its distribution facility, particularly during busy periods, such as during the Christmas season and while multiple stores are opening. There can be no assurance that the Company will continue to receive adequate assistance from its temporary associates, or that there will continue to be sufficient sources of temporary associates.

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

         COMPETITION

         The retail apparel and accessory industry is highly competitive. The Company competes with other retailers for vendors, teenage and college age customers, suitable retail locations and qualified associates and management personnel. Hot Topic currently competes with street alternative stores located primarily in metropolitan areas and with other mall-based teenage-focused retailers such as The Buckle, Charlotte Russe, Claire's Stores, Inc., Delias Inc., d.e.m.o. (a division of Pacific Sunwear, Inc.), Gadzooks, Inc., Millers Outpost, Inc., Pacific Sunwear of California, Inc., Spencer Gifts, Inc., Urban Outfitters, Inc., The Wet Seal, Inc., and, to a lesser extent, with music stores and mail order catalogs and websites. Torrid has other competitors, such as Lane Bryant, Deb Shops and plus size departments at traditional department stores as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid. Many of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company. Direct competition with these and other retailers may increase significantly in the future, which could require the Company, among other things, to lower its prices and/or take other measures. Increased competition could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         ANTI-TAKEOVER MATTERS

         The Company's Amended and Restated Articles of Incorporation and Amended and Restated Bylaws contain provisions that may have the effect of delaying, deterring or preventing a takeover of the Company that shareholders may not consider being in their best interests. For instance, the Company's Amended and Restated Articles of Incorporation and Amended and Restated Bylaws prohibit shareholder action by written consent and include certain "fair price provisions." Additionally, the Board of Directors has the authority to issue up to 10,000,000 shares of "blank check" Preferred Stock having such rights, preferences and privileges as designated by the Board of Directors without shareholder approval.

ITEM 2   PROPERTIES

         The Company leases all of the Company's existing store locations, with lease terms expiring between 2002 and 2012. The leases for most of the existing stores are for ten-year years and provide for contingent rent based upon a percent of sales in excess of specified minimums. Leases for future stores will likely include similar contingent rent provisions.

         Beginning August 1, 2001, the Company doubled the size of its leased office and distribution center space, located in City of Industry, California, and has entered into an amended lease with its existing landlord. The additional space will be fully utilized by the middle of fiscal 2002. The amended lease is for a five-year term (from the beginning of the original lease) with two options to extend the lease, each for a three-year period. The initial five-year term will expire in April 2004. The annual base rent for the initial five-year term is approximately $1,131,900 including the additional space.

         The original lease terms of the Company's headquarters and distribution facility granted the Company the right of first refusal on the remaining 125,000 square feet of space in the building at 90% of the fair market lease rates for such space. In February 2001, the Company was notified that the space would become available in 2001 and was provided with comparable market lease rates. The Company believes the property covered by the amended lease will allow for growth of to up to 700 stores.

ITEM 3   LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "HOTT". A three-for-two stock split of the Company's Common Stock became effective February 6, 2002. The stock split was affected by way of a stock dividend. The dividend was distributed to shareholders of record as of January 23, 2002. This was the first three-for-two stock split for the Company. The Company also effected two-for-one stock splits of the Company's Common Stock in December 1999 and December 2000. All share and per share amounts have been restated to reflect each of these three splits. The following table sets forth, for the periods indicated, the high and low end of day closing sales prices of the shares of Common Stock of the Company, as reported on the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

2001 FISCAL YEAR QUARTERS              HIGH        LOW
                                    ----------------------
First Quarter                          $23.33      $15.46
Second Quarter                         $24.86      $17.01
Third Quarter                          $22.75      $15.00
Fourth Quarter                         $22.97      $16.17

2000 FISCAL YEAR QUARTERS              HIGH        LOW
                                    ----------------------
First Quarter                          $11.96       $5.29
Second Quarter                         $11.90       $7.59
Third Quarter                          $13.17       $9.17
Fourth Quarter                         $17.79       $9.71

         On April 15, 2002, the last sales price of the Common Stock as reported on the Nasdaq National Market was $23.51 per share. As of April 15, 2002, there were approximately 213 holders of record of the Company's Common Stock. This number does not reflect the actual number of beneficial holders of the Company's Common Stock, which the Company believes to be in excess of 9,000 holders.

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

HOT TOPIC, INC. and SUBSIDIARIES
Selected financial data:
                                                                                    Fiscal Year
                                                        ---------------------------------------------------------------------
                                                          2001            2000          1999           1998           1997
                                                        ---------      ---------      ---------      ---------      ---------
(In thousands, except per share data, number of
 stores, comparable store sales and sales per square
 foot)

Statement of Operations Data:

Net sales                                               $336,094       $257,187       $168,949       $103,371       $ 70,532
Cost of goods sold, including buying, distribution
and occupancy costs                                      204,993        154,298        103,998         65,855         44,417
                                                        ---------      ---------      ---------      ---------      ---------
Gross margin                                             131,101        102,889         64,951         37,516         26,115
Selling, general and administrative expenses              86,950         67,917         44,749         29,077         19,862
                                                        ---------      ---------      ---------      ---------      ---------
Operating income                                          44,151         34,972         20,202          8,439          6,253
Interest income, net                                       1,884          1,925            933            931            901
                                                        ---------      ---------      ---------      ---------      ---------
Income before income taxes                                46,035         36,897         21,135          9,370          7,154
Income taxes                                              17,435         13,652          7,634          3,367          2,611
                                                        ---------      ---------      ---------      ---------      ---------
Net income                                              $ 28,600       $ 23,245       $ 13,501       $  6,003       $  4,543

Net income per share:
    Basic                                               $   0.92       $   0.78       $   0.49       $   0.21       $   0.16
    Diluted                                             $   0.86       $   0.72       $   0.46       $   0.20       $   0.15
Weighted average shares outstanding:
    Basic                                                 30,978         29,668         27,801         28,902         28,143
    Diluted                                               33,219         32,069         29,392         29,736         29,640

Selected Operating Data:
Number of stores at year end                                 352            274            212            158            108
Comparable stores sales increase                             3.9%          16.7%          22.8%           0.4%           2.2%
Average sales per square foot                           $    636       $    669       $    623       $    542       $    565
Average sales per store (000s)                          $  1,036       $  1,020       $    909       $    772       $    769

Balance sheet data:
Cash and short-term investments                         $ 71,310       $ 51,288       $ 39,550       $ 26,579       $ 27,151
Working capital                                           82,369         61,253         37,564         28,432         29,230
Total assets                                             162,662        118,646         89,022         58,764         51,953
Long-term obligations including current portion              218            123            231            120            161
Shareholders' equity                                    $135,368       $ 99,291       $ 67,278       $ 48,749       $ 44,736

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GENERAL

         Hot Topic Inc. (the "Company") operates Hot Topic stores, a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and
22. In the first half of fiscal 2001 (the fiscal year ended February 2, 2002) the Company launched a second retail concept with the opening of six stores under the trade name Torrid(TM). Torrid offers a selection of apparel, lingerie, shoes and accessories centered around various lifestyles for plus-size young women between the ages of 15 and 29. At the end of fiscal 2001, the Company operated 346 Hot Topic stores and six Torrid stores in 48 states and websites hottopic.com and torrid.com.

         The Company considers a store comparable after it has been open for 15 full months. If a store is relocated or expanded by more than 15% in total square footage, it is removed from the comparable store base and, similar to new stores, becomes comparable after 15 full months. At the end of fiscal 2001, 255 of the Company's 346 Hot Topic stores were included in the comparable store base, compared to 189 of the 274 stores open at the end of fiscal 2000.

         The Company operates on a 52 or 53-week fiscal year, which ends on the Saturday nearest to January 31. Fiscal 2001 and fiscal 1999 were 52-week years. Fiscal 2000 was a 53-week year.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales and certain store data:


                                                             FISCAL YEAR
                                                   -------------------------------
                                                    2001        2000         1999
                                                   ------      ------       ------
Net sales                                          100.0%      100.0%       100.0%

 Cost of goods sold, including
   buying, distribution & occupancy costs           61.0%       60.0%        61.6%
                                                    -----       -----        -----
Gross margin                                        39.0%       40.0%        38.4%
Selling, general and administrative expenses        25.9%       26.4%        26.4%
                                                    -----       -----        -----
Operating income                                    13.1%       13.6%        12.0%
Interest income, net                                 0.6%        0.7%         0.6%
                                                    -----       -----        -----
Income before income tax                            13.7%       14.3%        12.6%
Provision for income taxes                           5.2%        5.3%         4.6%
                                                    -----       -----        -----
Net income                                           8.5%        9.0%         8.0%
                                                    =====       =====        =====

Number of stores at year end                          352         274          212
Comparable store sales increase                      3.9%       16.7%        22.8%


FISCAL 2001 COMPARED TO FISCAL 2000

         Net sales increased approximately $78.9 million, or 31%, to $336.1 million in fiscal 2001 from $257.2 million in fiscal 2000. Net sales for the 73 Hot Topic stores opened during fiscal 2001 and for the other Hot Topic stores not yet qualifying as comparable stores contributed $65.8 million of the net sales increase. Comparable store sales increased 3.9% in fiscal 2001 and contributed $8.6 million of the increase in net sales. The six Torrid stores and torrid.com contributed to approximately $4.5 million of the increase. Hottopic.com sales were approximately one percent of total Company sales.

         The annual average Hot Topic store volume increased to $1,038,000 in fiscal 2001 from $1,020,000 in fiscal 2000. The sales mix in Hot Topic stores in fiscal 2001 saw a slight shift toward apparel and T-shirts, with this category contributing approximately 53% of net sales in 2001 as compared to approximately 51% in 2000.

         The Company experienced lower sales increases during the September 2001 (0.6% comp increase) and October 2001 (4.4% comp decrease) periods. The Company attributes this to reduced mall traffic primarily due to the events of September 11, 2001 relative to the balance of fiscal 2001.

         Gross margin increased approximately $28.2 million to $131.1 million in fiscal 2001 from $102.9 million in fiscal 2000. As a percentage of net sales, gross margin decreased to 39.0% in fiscal 2001 from 40.0% in fiscal 2000. This 1.0% reduction in gross margin was due to a 0.5% increase in store occupancy expenses, a 0.4% reduction in merchandise margin and a 0.1% increase in buying expenses all as a percentage of net sales. Occupancy expenses were 0.5% higher primarily due to higher common area charges. The 0.4% reduction in merchandise margin was a result of three major factors: merchandise mix changes at Hot Topic from accessories toward increased apparel, with apparel achieving lower overall merchandise margins compared to accessories; the leveraging of markdowns in fiscal 2000 relative to the extra week of sales volume in 2000 compared to 2001 and higher Torrid markdowns. The higher Torrid markdowns were related to minimum purchases of merchandise required in excess of what was needed for the small store base. The remaining 0.1% increase was due to a rise in buying expense as a percent of sales primarily due to the addition of the Torrid merchandising staffing in fiscal 2001.

         Selling, general and administrative expenses increased approximately $19.0 million to $86.9 million during fiscal 2001 from $67.9 million during fiscal 2000. As a percentage of net sales, selling, general and administrative expense was 25.9% for fiscal 2001 compared to 26.4% in fiscal 2000. The total dollar increase in selling, general and administrative expenses was primarily attributable to an increase in the number of retail stores from 274 at the end of fiscal 2000 to 352 at the end of fiscal 2001 and the corresponding additional payroll and other expenses required to support these additional stores. The decrease as a percentage of net sales was primarily attributable to leveraging administrative expenses over the greater sales base in fiscal 2001 and lower store operating expenses resulting from management's efforts to control such expenses. This leverage was partially offset by higher selling payroll expense as a percentage of sales, due to slightly higher pay rates and increased benefit coverage.

         Operating income increased approximately $9.2 million to $44.2 million during fiscal 2001 from $35.0 million during fiscal 2000. As a percentage of net sales, operating income was 13.1% in fiscal 2001 compared to 13.6% in fiscal 2000. Operating income on an average store basis was approximately $137,000 in fiscal 2001.

         Net interest income was $1.9 million in both fiscal 2001 and fiscal 2000, but it was a lower percentage of sales in fiscal 2001. Average cash balances were higher in fiscal 2001 but interest rates were significantly lower.

         The Company's effective tax rate was 37.9% in fiscal 2001 and 37.0% in fiscal 2000. The higher rate for fiscal 2001 is principally attributable to the tax-exempt interest income that is a smaller percentage of pre-tax income in 2001 as compared to 2000 and higher effective state income tax rates in fiscal 2001.

FISCAL 2000 COMPARED TO FISCAL 1999

         Net sales increased approximately $88.3 million, or 52%, to $257.2 million in fiscal 2000 from $168.9 million in fiscal 1999. Net sales for the 62 stores opened during fiscal 2000 and for the other stores not yet qualifying as comparable stores contributed $62.8 million of the net sales increase. Comparable store sales increased 16.7% in fiscal 2000 and contributed $25.5 million of the increase in net sales. The average store volume increased to $1,020,000 from $909,000 in fiscal 1999. The sales mix in fiscal 2000 saw a slight shift toward apparel and T-shirts, with this category contributing approximately 51% of net sales in 2000 as compared to approximately 50% in 1999.

         Gross margin increased approximately $38.0 million to $102.9 million in fiscal 2000 from $64.9 million in fiscal 1999. As a percentage of net sales, gross margin increased to 40.0% in fiscal 2000 from 38.4% in fiscal 1999. The increase, as a percentage of sales, reflected the leveraging of store occupancy expense achieved from the significant increase in the average store sales volume and an increase in merchandise margin. Merchandise margin increased approximately 1.0%, as a percentage of sales compared to the prior year, principally from an average higher initial markup and lower markdowns, shrinkage and freight, all as a percentage of sales.

         Selling, general and administrative expenses increased approximately $23.2 million to $67.9 million during fiscal 2000 from $44.7 million during fiscal 1999. The total dollar increase in selling, general and administrative expenses was primarily attributable to an increase in the number of retail stores from 212 at the end of fiscal 1999 to 274 at the end of fiscal 2000 and the corresponding additional payroll and other expenses required to support these additional stores. As a percentage of net sales, selling, general and administrative expense was 26.4% for fiscal 2000, the same percentage as in fiscal 1999. Many of the fiscal 2000 selling, general and administrative expenses decreased as a percent of net sales due to the operating leverage achieved through the Company's larger store base and higher average store sales volume. This leverage was off-set by higher performance based bonuses, development costs for the new Torrid concept, higher store management payroll, increased benefit coverage and continued investment in management infrastructure.

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

         The Company's effective tax rate was 37.0% in fiscal 2000 and 36.1% in fiscal 1999. The variance from an expected rate of approximately 40% in both fiscal 2000 and fiscal 1999 was a result of a significant portion of each year's interest income being non-taxable.

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

         The Company's business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school, Halloween and Holiday seasons (defined as the week of Thanksgiving through the first few days of January), and other periods when schools are not in session. The Holiday season remains the Company's single most important selling season. The Company believes, however, that the importance of the summer vacation and back-to-school seasons (which affect operating results in the second and third quarters, respectively) and to a lesser extent, the spring break season (which affects operating results in the first quarter) as well as Halloween (which affects operating results in the third quarter), all reduce the Company's dependence on the Holiday selling season. As is the case with many retailers of apparel, accessories and related merchandise, the Company typically experiences lower first fiscal quarter net sales relative to other quarters.

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


    (In thousands, except selected
    operating and per share data)                    FISCAL YEAR 2001                               FISCAL YEAR 2000
                                         -----------------------------------------       ----------------------------------------
                                         FIRST       SECOND       THIRD     FOURTH       FIRST      SECOND       THIRD     FOURTH
                                         -----       ------       -----     ------       -----      ------       -----     ------
STATEMENT OF OPERATIONS DATA:
     Net sales                         $ 62,927    $ 71,944    $ 92,080    $109,143    $ 44,839    $ 51,718    $ 72,203    $ 88,427

     Gross margin                        23,478      26,160      35,930      45,533      16,769      19,287      29,210      37,623

     Operating income                     4,743       6,342      13,236      19,830       3,457       4,578      11,165      15,772

     Net income                        $  3,347    $  4,279    $  8,507    $ 12,467    $  2,443    $  3,121    $  7,317    $ 10,364

 Net income per share:
     Basic                             $   0.11    $   0.14    $   0.27    $   0.40    $   0.08    $   0.11    $   0.25    $   0.34
     Diluted                           $   0.10    $   0.13    $   0.26    $   0.38    $   0.08    $   0.10    $   0.23    $   0.32

Weighted average shares outstanding:
     Basic                               30,611      30,900      31,104      31,295      29,162      29,598      29,692      30,220
     Diluted                             33,369      33,294      33,120      33,225      31,524      31,941      32,139      32,676

SELECTED OPERATING DATA:
     Comparable store sales increase        8.0%        2.4%        2.2%        3.8%       24.1%       21.8%       15.3%       11.2%
     Stores open at end of period           296         322         347         352         224         247         267         274


LIQUIDITY AND CAPITAL RESOURCES

         During the last three fiscal years, the Company's primary uses of cash have been to finance store openings, purchase merchandise inventories, upgrade of information systems, and in fiscal 1999, expand the headquarters office and distribution facility. The Company has satisfied its cash requirements exclusively from cash flows from operations. The Company has no debt, other than certain capital lease obligations during fiscal 2001. At the end of fiscal 2001 the Company had $71.3 million in cash and short-term investments, an increase of $20.0 million, or 39% compared to the $51.3 million cash and short-term investment balance at the end of fiscal 2000. Working capital was $82.4 million, $61.3 million and $37.6 million for fiscal 2001, 2000 and 1999, respectively. The increase in working capital each of these fiscal years was primarily attributable to cash provided by net income.

         Net cash flows provided by operating activities were $38.7 million, $19.7 million, and $25.8 million in fiscal 2001, 2000 and 1999, respectively. The increase in cash flows from operating activities in fiscal 2001 as compared to fiscal 2000 was primarily attributable to the increases in net income, depreciation and amortization, accounts payable, and income taxes payable. These increases in cash flows were offset in part by higher inventory balances required for the increase in the number of stores from 274 at the end of fiscal 2000 to 352 at the end of fiscal 2001.

         Net cash flows used in investing activities were $40.9 million, $17.4 million and $17.6 million in fiscal 2001, 2000 and 1999, respectively. Cash flows used in investing activities related to property and equipment for store openings and the purchase of computer hardware and software. In fiscal 2001, approximately $22 million was used for the construction of 73 Hot Topic stores, six Torrid stores, the expansion of seven Hot Topic stores and progress payments for construction of Hot Topic stores opening in early fiscal 2002. The Company also used approximately $4.0 million for computer hardware and software at the Company's headquarters and for certain point-of-sale hardware and software upgrades at its stores during fiscal 2001. The change in capital expenditures for fiscal 2001 compared to fiscal 2000 relate primarily to opening 17 more new stores (including the six new Torrid stores), the higher cost of new Hot Topic stores in fiscal 2001 resulting from a slightly higher average store size and the new industrial club design, as well as higher costs for the six Torrid stores. The Company opened 79 (including six Torrid stores), 62, and 54 stores in fiscal 2001, 2000 and 1999, respectively. Cash flows used in investing activities also increased in fiscal 2001 by $14.7 million due to additional funds placed into low-risk, short-term investments.

         Net cash flows provided by financing activities were $7.4 million, $8.7 million and $5.0 million in fiscal 2001, 2000 and 1999, respectively. Most of the cash provided by financing activities relate to proceeds received from the exercise of stock options for common stock shares, including the related tax benefit.

         The Company anticipates that it will spend approximately $32 million on capital expenditures in fiscal 2002, including approximately $23 million for stores, $5 million for computer hardware and software and $4 million to expand its headquarters and distribution center. The approximately $23 million for stores is to be used for the construction of the planned 70 Hot Topic stores and 15 Torrid stores, the expansion of approximately 10 existing Hot Topic stores and progress payments for early fiscal 2003 new store openings. During fiscal 2001, the Company's average capital expenditures to open a Hot Topic store, including leasehold improvements and furniture and fixtures, totaled approximately $211,000, net of landlord allowances. The average initial gross inventory for the new Hot Topic 2001 stores was approximately $107,000 (which was partially financed by trade credit) and the average pre-opening costs for a new Hot Topic store was approximately $20,000. Initial inventory requirements vary at new stores depending on the season and current merchandise trends. The Company expects the average total costs associated with opening a Hot Topic store to be approximately the same in fiscal 2002 as those in fiscal 2001. The Company expects that the average costs to open a Torrid store in fiscal 2002 will be approximately the same on a square footage basis as a Hot Topic store. Torrid stores are planned to be approximately 2,500 square feet compared to Hot Topic stores planned to be approximately 1,800 square feet. The actual costs that the Company will incur in connection with opening future stores cannot be predicted with precision because such costs will vary based upon, among other things, geographic location, and the size of the stores and the extent of the build-out required at the selected sites.

         As of February 2, 2002, the aggregate capital and operating lease obligations through 2012 are approximately $169 million, which includes approximately $22 million for fiscal 2002, $21 million for fiscal 2003, $21 million for fiscal 2004, $21 million for fiscal 2005 and $84 million thereafter. See Note 4 to the Company's Consolidated Financial Statements for additional disclosure related to capital and operating lease obligations.

         In addition, in the past the Company has repurchased a portion of its shares from time to time on the open market. The Company may determine it in the best interest of the Company and its shareholders to make additional repurchases.

         The Company believes that its existing cash balances and cash generated from operations will be sufficient to fund its operations and planned expansion through at least the next 12 months.

CRITICAL ACCOUNTING POLICIES

         Management's discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, including those related primarily to inventories, long-lived assets and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion on the application of these and other accounting policies, see Note 1 to our audited consolidated financial statements included elsewhere in this report.

         INVENTORIES: Inventories and related cost of sales are accounted for by the retail method. The cost of inventory is valued at the lower of average cost or market, on a first-in, first-out (FIFO) basis, utilizing the retail method. Each month, slow moving or seasonally obsolete merchandise is marked down. The first markdown is typically to 50% of the original retail. In cases where the merchandise does not sell after the first markdown, an additional markdown is made in a subsequent month. Any marked down merchandise that does not sell is marked down to a zero value and removed from the store, approximately three months after the original markdown. In determining the lower of average cost or market value of period ending inventories, consistently applied valuation criteria is used. Consideration is given to a number of quantitative factors, including anticipated subsequent permanent markdowns and aging of inventories.

         VALUATION OF LONG-LIVED ASSETS: The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management. The Company has not historically had an impairment of a long-lived asset.

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

         The information required by this item with respect to directors is incorporated by reference to the information appearing under the caption "Election of Directors," contained in the Company's Definitive Proxy Statement which will be filed with the SEC within 120 days of fiscal year-end pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders to be held on June 13, 2002 (the "2002 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the information appearing under the caption "Executive Compensation" in the 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the information appearing under the caption "Certain Transactions" in the 2002 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a)(1)   CONSOLIDATED FINANCIAL STATEMENTS

                  The following consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K:


                                                                                                       PAGE
      Report of Ernst & Young LLP, Independent Auditors......................................          F-1
      Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001................          F-2
      Consolidated Statements of Income for the years ended February 2, 2002, February 3, 2001
               and January 29, 2000..........................................................          F-3
      Consolidated Statements of Shareholders' Equity for the years ended
                   February 2, 2002, February 3, 2001 and January 29, 2000...................          F-4
      Consolidated Statements of Cash Flows for the years ended February 2, 2002, February 3,
               2001 and January 29, 2000.....................................................          F-5
      Notes to Consolidated Financial Statements.............................................          F-6

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

         (b)      REPORTS ON FORM 8-K

                  During the quarter ended February 2, 2002, the Company filed one report on Form 8-K. On January 9, 2002, the Company filed a report on Form 8-K reporting, under Item 5, the announcement that its Board of Directors approved a three-for-two stock split to be implemented on February 6, 2002 as a 50% stock dividend to each of the Company's shareholders of record as of January 23, 2002.

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

4.2      Specimen stock certificate. (1)

10.1 Form of Indemnity Agreement to be entered into between Registrant and its directors and officers. (1)

10.2     1996 Equity Incentive Plan (the "1996 Plan"). (1)

10.3 Form of Nonstatutory Stock Option Agreement of Registrant pursuant to the 1996 Plan. (1)

10.4 Form of Incentive Stock Option Agreement of Registrant pursuant to the 1996 Plan. (1)

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
------                      -----------------------

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

10.10 First Amendment to Industrial Real Estate Lease, dated March 19, 2001, by and between Majestic - Fullerton Road, LLC, PFG Fullerton Limited Partnership, and Hot Topic Administration, Inc. (3)

10.11 Employment Agreement dated January 22, 2001, between the Registrant and Elizabeth McLaughlin. (3)

10.12 Employment Offer Letter dated January 12, 2001, between the Registrant and Jerry Cook. (3)

10.13 Form of Restricted Stock Bonus Agreement between the Registrant and each of its non-employee directors as of March 7, 2001 (with Robert Jaffe for 1,270 shares, and with each of Bruce Quinnell, Edgar Berner, Andrew Schuon and Corrado Federico for 1,058 shares) and as of September 24, 2001 (with Cynthia Cohen for 785 shares and vesting from September 24, 2001) and as of January 28, 2002 (with W. Scott Hedrick for 412 shares and vesting from January 28, 2002). (4)

10.14 Employment Offer Letter dated April 12, 2001, between the Registrant and Thomas A. Rail.

10.15 Employment Offer Letter dated June 11, 2001, between the Registrant and Jane Cruz.

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

(4) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 2001.

         (d)      FINANCIAL STATEMENT SCHEDULES

                  Reference is made to Item 14(a)(2).

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Industry, County of Los Angeles, State of California, on the 2nd day of May 2002.

                                             HOT TOPIC, INC.


                                             By:  /s/ Elizabeth M. McLaughlin
                                                  ------------------------------
                                                      Elizabeth M. McLaughlin
                                                      Chief Executive Officer,
                                                      President and Director

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


          NAME                                  POSITION                           DATE
          ----                                  --------                           ----
/s/ ELIZABETH M. MCLAUGHLIN           Chief Executive Officer, President        May 2, 2002
-----------------------------         and Director (PRINCIPAL EXECUTIVE
Elizabeth M. McLaughlin               OFFICER)


/s/ JAMES J. MCGINTY                  Chief Financial Officer (PRINCIPAL        May 2, 2002
-----------------------------         FINANCIAL AND ACCOUNTING OFFICER)
James J. McGinty


/s/ ROBERT M. JAFFE                   Chairman of the Board                     May 2, 2002
-----------------------------
Robert M. Jaffe


/s/ EDGAR F. BERNER                   Director                                  May 2, 2002
-----------------------------
Edgar F. Berner


/s/ CORRADO FEDERICO                  Director                                  May 2, 2002
-----------------------------
Corrado Federico


/s/ ANDREW SCHUON                     Director                                  May 2, 2002
----------------------------
Andrew Schuon


/s/ CYNTHIA COHEN                     Director                                  May 2, 2002
-----------------------------
Cynthia Cohen


/s/ W. SCOTT HEDRICK                  Director                                  May 2, 2002
-----------------------------
W. Scott Hedrick

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Hot Topic, Inc.

We have audited the accompanying consolidated balance sheets of Hot Topic, Inc. and its subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hot Topic, Inc. and its subsidiaries at February 2, 2002 and February 3, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States.


                                                          /S/ Ernst & Young LLP

Los Angeles, California
March 1, 2002


                                  Hot Topic, Inc. and Subsidiaries
                                     Consolidated Balance Sheets

                                                               FEBRUARY 2, 2002  FEBRUARY 3, 2001
Assets
Current assets:
  Cash and cash equivalents                                      $ 34,071,642      $ 28,785,985
  Short-term investments                                           37,238,076        22,501,713
  Inventory                                                        29,552,751        21,335,515
  Prepaid expenses and other                                        5,434,328         5,552,600
  Deferred tax asset                                                1,417,229           943,742
                                                                 -------------     -------------
Total current assets                                              107,714,026        79,119,555

Leaseholds, fixtures and equipment, net                            53,926,304        39,165,998
Deposits and other                                                    174,150           100,662
Deferred tax asset                                                    847,332           259,845
                                                                 -------------     -------------

Total assets                                                     $162,661,812      $118,646,060
                                                                 =============     =============

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                               $ 11,252,620      $  6,632,140
  Accrued liabilities                                              10,952,614        10,093,360
  Sales and other taxes payable                                     1,012,820         1,103,150
  Income taxes payable                                              2,096,037                 -
  Current portion of obligations under capital leases                  30,372            37,691
                                                                 -------------     -------------
Total current liabilities                                          25,344,463        17,866,341

Deferred rent                                                       1,761,246         1,403,576
Capital lease obligations, less current portion                       187,889            84,869

Commitments and contingencies                                               -                 -

Shareholders' equity:
Preferred shares, no par value; 10,000,000 shares
 authorized; no shares issued and outstanding                               -                 -
Common shares, no par value; 50,000,000 shares authorized;
 31,375,064 and 30,440,783 shares issued and outstanding at
 February 2, 2002 and February 3, 2001, respectively               56,906,195        49,429,508
Retained earnings                                                  78,462,019        49,861,766
                                                                 -------------     -------------
Total shareholders' equity                                        135,368,214        99,291,274
                                                                 -------------     -------------
Total liabilities and shareholders' equity                       $162,661,812      $118,646,060
                                                                 =============     =============


See notes to consolidated financial statements.


                                  Hot Topic, Inc. and Subsidiaries
                                  Consolidated Statements of Income

                                                                      Years ended
                                                 --------------------------------------------------------
                                                   February 2,         February 3,         January 29,
                                                      2002               2001                 2000
                                                 --------------------------------------------------------
Net sales                                         $ 336,093,512       $ 257,187,317       $ 168,948,553
Cost of goods sold, including buying,
 distribution and occupancy costs                   204,992,766         154,298,004         103,998,031
                                                 --------------------------------------------------------
Gross margin                                        131,100,746         102,889,313          64,950,522


Selling, general and administrative expenses         86,949,911          67,917,723          44,748,988
                                                 --------------------------------------------------------
Operating income                                     44,150,835          34,971,590          20,201,534

Interest income                                      (1,911,784)         (1,955,414)           (964,826)
Interest expense                                         27,596              30,025              32,086
                                                 --------------------------------------------------------
Income before income taxes                           46,035,023          36,896,979          21,134,274

Provision for income taxes                           17,434,770          13,651,900           7,633,600
                                                 --------------------------------------------------------
Net income                                        $  28,600,253       $  23,245,079       $  13,500,674
                                                 ========================================================

Net income per share:
  Basic                                           $        0.92       $        0.78       $        0.49
                                                 ========================================================
  Diluted                                         $        0.86       $        0.72       $        0.46
                                                 ========================================================

Shares used in computing net income per share:
  Basic                                              30,977,578          29,668,059          27,800,556
  Diluted                                            33,218,739          32,069,127          29,392,086


See notes to consolidated financial statements.


                                       Hot Topic, Inc. and Subsidiaries
                                Consolidated Statements of Shareholders' Equity


                                                        Common Shares                                                     Total
                                               ---------------------------------   Deferred          Retained         Shareholders'
                                                   Shares          Amount        Compensation        Earnings             Equity
                                               ------------------------------------------------------------------------------------
BALANCE AT JANUARY 30, 1999                    27,926,586     $  35,675,752     $     (42,619)    $  13,116,013    $  48,749,146
  Exercise of stock options                     1,446,288         4,187,278                 -                 -        4,187,278
  Employee stock purchase plan                     23,658            60,469                 -                 -           60,469
  Repurchase common stock                        (414,000)       (1,064,863)                -                 -       (1,064,863)
  Amortization of deferred compensation                 -                 -            35,892                 -           35,892
  Tax benefit from exercise of options                  -         1,808,935                 -                 -        1,808,935
  Net income                                            -                 -                 -        13,500,674       13,500,674
                                               ------------------------------------------------------------------------------------
BALANCE AT JANUARY 29, 2000                    28,982,532        40,667,571            (6,727)       26,616,687       67,277,531
  Exercise of stock options                     1,439,865         4,767,049                 -                 -        4,767,049
  Employee stock purchase plan                     18,386           143,170                 -                 -          143,170
  Amortization of deferred compensation                 -                 -             6,727                 -            6,727
  Tax benefit from exercise of options                  -         3,851,718                 -                 -        3,851,718
  Net income                                            -                 -                 -        23,245,079       23,245,079
                                               ------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 3, 2001                    30,440,783        49,429,508                 -        49,861,766       99,291,274
  Exercise of stock options                       917,163         3,679,826                 -                 -        3,679,826
  Employee stock purchase plan                     17,381           204,594                 -                 -          204,594
  Fractional shares purchased in 3-for-2
    stock split                                      (263)           (6,265)                -                 -           (6,265)
  Tax benefit from exercise of options                  -         3,598,532                 -                 -        3,598,532
  Net income                                            -                 -                 -        28,600,253       28,600,253
                                               ------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 2, 2002                    31,375,064     $  56,906,195                 -     $  78,462,019    $ 135,368,214
                                               ====================================================================================


See notes to consolidated financial statements.


                                  Hot Topic, Inc. and Subsidiaries
                                Consolidated Statements of Cash Flows
                                                                           Years ended
                                                         -------------------------------------------------
                                                           February 2,      February 3,      January 29,
                                                              2002             2001             2000
                                                         -------------------------------------------------
OPERATING ACTIVITIES
Net income                                                $ 28,600,253     $ 23,245,079     $ 13,500,674
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                             11,082,192        8,645,306        5,890,519
  Deferred rent                                                357,670          298,867          360,998
  Deferred compensation                                              -            6,727           35,892
  Deferred taxes                                            (1,060,974)      (1,298,222)        (422,800)
  Loss on disposal of fixed assets                             400,957          501,427           10,072
  Changes in operating assets and liabilities:
    Inventory                                               (8,217,236)      (5,968,770)      (4,920,119)
    Prepaid expenses and other current assets                  118,272       (3,972,167)        (140,147)
    Deposits and other assets                                  (73,488)         (17,676)           3,936
    Accounts payable                                         4,620,480          417,129        4,028,549
    Accrued liabilities                                        859,254        1,712,434        4,601,036
    Sales and other taxes payable                              (90,330)         465,527          254,881
    Income taxes payable                                     2,096,037       (4,288,815)       2,580,813
                                                         -------------------------------------------------
Net cash provided by operating activities                   38,693,087       19,746,846       25,784,304

INVESTING ACTIVITIES
Purchases of property and equipment                        (26,119,339)     (16,662,796)     (15,763,802)
Purchases of short-term investments                        (31,213,275)     (23,769,601)     (22,226,409)
Proceeds from sale of short-term investments                16,476,912       23,059,261       20,391,778
                                                         -------------------------------------------------
Net cash used in investing activities                      (40,855,702)     (17,373,136)     (17,598,433)

FINANCING ACTIVIITIES
Payments on capital lease obligations                          (28,415)        (107,943)         (36,541)
Repurchase common shares                                        (6,265)               -       (1,064,863)
Proceeds from employee stock purchases and exercise of
 stock options, including related tax benefit                7,482,952        8,761,937        6,056,682
                                                         -------------------------------------------------
Net cash provided by financing activities                    7,448,272        8,653,994        4,955,278
                                                         -------------------------------------------------
Increase in cash and cash equivalents                        5,285,657       11,027,704       13,141,149
Cash and cash equivalents at beginning of year              28,785,985       17,758,281        4,617,132
                                                         -------------------------------------------------
Cash and cash equivalents at end of year                  $ 34,071,642     $ 28,785,985     $ 17,758,281
                                                         =================================================

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest                    $     27,596     $     30,245     $     32,086
                                                         =================================================
Cash paid during the year for income taxes                $ 10,798,850     $ 17,399,328     $  3,674,209
                                                         =================================================
Capital lease obligations entered into for equipment      $    147,132     $          -     $    171,885
                                                         =================================================

See notes to consolidated financial statements.

                        Hot Topic, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                February 2, 2002

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Hot Topic, Inc. (together with its subsidiaries, the "Company") is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and
22. In the first half of fiscal 2001 (fiscal year ended February 2, 2002), the Company launched a new retail concept with the opening of six stores under the trade name Torrid. Torrid offers a selection of apparel, lingerie, shoes and accessories centered around various lifestyles for plus-size young women between the ages of 15 and 29. At the end of fiscal 2001, the Company operated 346 Hot Topic stores in 48 states throughout the United States, six Torrid stores and websites hottopic.com and torrid.com. The Company has one reportable segment given the similarities of the economic characteristics among the store formats.


PRINCIPALS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

FISCAL YEAR

The Company's fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 were 52 weeks, 53 weeks and 52 weeks, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of less than three months when purchased to be cash equivalents. The Company is potentially exposed to a concentration of credit risk when cash deposits in banks are in excess of federally insured limits, and as a result, the investment of cash equivalents is at two financial institutions.

SHORT-TERM INVESTEMENTS

Short-term investments with maturities in excess of three months, consist primarily of interest bearing tax exempt bonds that are highly liquid, low risk with minimum credit quality rating of A-1 (Standard and Poor's); SP-1 (Moody's Investor Service) or equivalent and are available for sale.

INVENTORY

Inventories and related cost of sales are accounted for by the retail method. The cost of inventory is valued at the lower of average cost or market, on a first-in, first-out (FIFO) basis.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost or in the case of capitalized leases, at the present value of future minimum lease payments. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (3-10 years). Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or ten years. Expenditures for repairs that do not significantly extend the life of the asset are expensed as incurred.

REVENUE RECOGNITION

Sales are recognized upon the purchase by customers at the Company's retail store locations and websites, less merchandise returned by customers.

STORE PRE-OPENING COSTS

Costs incurred in connection with the opening of a new store are expensed as incurred.

ADVERTISING COSTS

Advertising costs are expensed the first time the event occurs or as incurred. Advertising expenses were $334,319, $322,897 and $46,182 for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

INCOME TAXES

The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which prescribes the use of the liability method to compute the difference between the tax basis of assets and liabilities and the related financial reporting amounts using currently enacted tax laws and rates.

NET INCOME PER SHARE

Net income per share has been computed in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share" (see Note 6). A three-for-two stock split became effective February 6, 2002. All share and per share amounts have been restated to reflect the split and all previous stock splits.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

LONG-LIVED ASSETS

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The review is based on comparing the expected undiscounted cash flows to the net book value of the assets. At February 2, 2002, the Company believes there has been no impairment of the value of such assets to date.

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees and directors using the intrinsic value method as prescribed by Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" and provides the pro forma disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." As such, compensation expense for stock options issued to employees is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price.


NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", which establishes accounting and reporting standards for impairment and disposition of long-lived assets, including discontinued operations. SFAS No. 144 becomes effective for all financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The Company does not believe the adoption of SFAS No. 144 will have any immediate impact on the Company's financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have a significant impact on the financial position, results of operations or cash flows of the Company.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized, but instead will be subject to an impairment test each reporting period. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of February 2, 2002. The Company does not believe the adoption of SFAS No. 141 and 142 will have an impact on the financial position, results of operations or cash flows of the Company. The Company does not have any amortization expense related to goodwill in its results of operations.

In March 2000, the Financial Accounting Standards Board issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 is an interpretation of Accounting Principal Board's ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Among other matters, FIN No. 44 clarifies the application of APB Opinion No. 25 regarding the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non compensatory and the accounting consequences of modifications to the terms of previously issued stock options or similar awards. The Company adopted the provisions of FIN No. 44 in fiscal 2000. The adoption of FIN No. 44 did not have a material impact on the Company's consolidated results of operations or financial condition.

Pursuant to Emerging Issues Task Force Issue 00-10 "Accounting for
Shipping and Handling Fees and Costs", cost of sales includes the cost of merchandise, inventory markdowns, inventory shrinkage, inbound freight, distribution and warehousing, in addition to payroll for buying personnel and retail store occupancy costs.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company adopted SAB No. 101 in fiscal year 2000. The adoption of SAB No. 101 did not have an impact on the Company's consolidated results of operations or financial condition.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company adopted SFAS No. 133 in fiscal 2001 and the adoption did not have an impact on the Company's consolidated results of operations or financial condition.


2. LEASEHOLDS, FIXTURES AND EQUIPMENT

Leaseholds, fixtures and equipment are summarized as follows:

                                                  February 2,     February 3,
                                                     2002            2001
                                                 -------------   -------------
Furniture, fixtures and equipment                $ 43,481,768    $ 31,299,751
Leasehold improvements                             41,412,327      29,135,468
                                                 -------------   -------------
                                                   84,894,095      60,435,219
Less accumulated depreciation and amortization    (30,967,791)    (21,269,221)
                                                 -------------   -------------
                                                 $ 53,926,304    $ 39,165,998
                                                 =============   =============

3. ACCRUED LIABILITIES

Accrued liabilities consist of the following:
                                                  February 2,     February 3,
                                                     2002            2001
                                                 -------------   -------------
Accrued payroll and related expenses             $  5,323,743    $  5,996,249
Gift certificates and store merchandise credits     1,626,828         981,227
Other                                               4,002,043       3,115,884
                                                 -------------   -------------
                                                 $ 10,952,614    $ 10,093,360
                                                 =============   =============

4. COMMITMENTS AND CONTINGENTCIES

LEASES

The Company has entered into lease agreements for retail and office space under primarily noncancelable leases with terms ranging from three to approximately ten years. The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or 5% to 8% of annual sales volume. Certain of the leases provide for increasing minimum annual rental amounts. Rent expense is recorded on a straight-line basis over the term of the lease. Accordingly, deferred rent, as reflected in the accompanying balance sheets, represents the difference between rent expense accrued and amounts paid under the terms of the lease agreements. Total rent expense for the years ended February 2, 2002, February 3, 2001 and January 29, 2000 was $21,783,895, $16,093,011 and
$10,364,345, respectively, including contingent rentals of $3,163,983, $2,694,146 and $1,221,200, respectively.

The Company leases certain equipment under capital lease obligations. Cost and accumulated depreciation of equipment under capital leases were $263,938 and $33,492, respectively, at February 2, 2002, $159,560 and $53,282, respectively, at February 3, 2001 and $291,151 and $49,440, respectively, at January 29, 2000.


Annual future minimum lease payments under operating and capital leases as of February 2, 2002 are as follows:
                                                      Operating      Capital
Fiscal year                                             Leases       Leases
------------                                        -------------  -------------

2002                                                $ 21,999,512   $     43,054
2003                                                  21,022,791        136,198
2004                                                  20,762,368         55,909
2005                                                  20,780,877              -
2006                                                  20,006,999              -
Thereafter                                            64,314,296              -
                                                    -------------  -------------
Total minimum lease payments                        $168,886,843   $    235,161
                                                    =============
Less amounts representing interest                                       16,900
                                                                   -------------
Present value of future minimum capital lease payments                  218,261
Less amounts due in one year                                             30,372
                                                                   -------------
Long-term portion of obligations under capital leases              $    187,889
                                                                   =============

LITIGATION

The Company is involved in various matters of litigation during the ordinary course of business. Management does not believe any such matters will have a material affect on the financial position or results of operations of the Company.


5. SHAREHOLDERS' EQUITY

Under the Company's 1996 Equity Incentive Plan and 1996 Non-Employee Directors' Stock Option Plan (the "Plans"), the Company may grant stock options to employees, directors or consultants of the Company as deemed appropriate by the Board of Directors. The exercise price of options granted under the Plans shall be determined by the Board of Directors at the date of grant and shall not be lower than (i) 100% of the fair market value of the Company's common stock on the date of grant for incentive stock options, (ii) 85% of the fair market value of the Company's common stock on the date of grant for non-statutory stock options, and (iii) 110% of the fair market value of the Company's common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock of the Company. Unless the Board of Directors declares otherwise, options vest over four years and generally expire ten years from the date of grant. An aggregate of 10,830,000 shares of common stock may be issued pursuant to the Plans. During fiscal 2000, the Plans were amended to increase the aggregate number of shares of common stock authorized for issuance by 2,850,000 shares. As of February 2, 2002, 2,204,009 shares were available for future grants. No options, under the Plans, have been granted to consultants.

In June 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides for the issuance of up to 900,000 shares of common stock to employees of the Company. Under the Stock Purchase Plan, all eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan. Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee's employment for any reason. In general, an employee may withdraw from participation in an offering at any time during the purchase period for such offering. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings occur every six months commencing January 1, 1997.

During the year ended February 2, 2002, the Company granted restricted common stock shares, totaling 9,844 shares, to non-employee directors under the 1996 Equity Incentive Plan. The restricted shares will vest in the year ending February 1, 2003 and the shares will remain restricted until such time the recipient is no longer a member of the Company's Board of Directors. The value of these grants is expensed over the vesting period, $129,583 was expensed in the year ended February 2, 2002.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2001, 2000 and 1999: weighted average risk-free interest rate of 5% for fiscal 2001 and 6% for fiscal 2000 and 1999; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of
0.61 for fiscal 2001, 0.84 for fiscal 2000 and 0.80 for fiscal 1999; and a weighted average expected life of the options of 5 years. The weighted average fair value of options granted during the year are $9.21, $7.49 and $3.34 per share for fiscal 2001, 2000 and 1999, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options, based on the Black-Scholes option pricing model, is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                                      Years Ended
                               -----------------------------------------------------------
                                February 2, 2002    February 3, 2001    January 29, 2000
                               -----------------------------------------------------------
Net Earnings
  As reported                   $   28,600,253      $   23,245,079      $   13,500,674
  Pro forma                     $   25,560,809      $   20,671,693      $   11,303,530

Basic earnings per share
  As reported                   $         0.92      $         0.78      $         0.49
  Pro forma                     $         0.83      $         0.70      $         0.41

Diluted earnings per share
  As reported                   $         0.86      $         0.72      $         0.46
  Pro forma                     $         0.77      $         0.64      $         0.38


A summary of the Company's stock option activity and related information follows:

                                           February 2, 2002              February 3, 2001          January 29, 2000
                                       ------------------------------------------------------------------------------------
                                                        Weighted                   Weighted                     Weighted
                                                        Average                    Average                      Average
                                                        Exercise                   Exercise                     Exercise
                                        Options         Price       Options        Price        Options         Price
                                       ------------------------------------------------------------------------------------
Outstanding at beginning of year       3,749,613       $    5.02    3,979,686       $   3.23    4,194,906       $   3.41
Granted                                1,014,675       $   16.35    1,590,150       $   7.49    1,536,600       $   2.46
Exercised                               (917,159)      $    4.01   (1,439,865)      $   3.31   (1,446,288)      $   2.90
Canceled                                (586,284)      $    5.36     (380,358)      $   2.97     (305,532)      $   3.48
                                       ------------------------------------------------------------------------------------
Outstanding at end of year             3,260,845       $    8.77    3,749,613       $   5.02    3,979,686       $   3.23
                                       ====================================================================================

Exercisable at end of year             1,139,881       $    4.96      768,020       $   3.49      819,426       $   3.63
                                       ====================================================================================

Exercise prices for the 3,260,845 options outstanding as of February 2, 2002 ranged from $0.83 to $22.00. The weighted average contractual life of those options is 7.9 years. The following table summarizes information about stock options outstanding as of February 2, 2002:

                                                                     Outstanding Options
                            -------------------------------------------------------------------------------------------------------
                                                     Weighted          Weighted                                       Weighted
                                                     Average           Average                                        Average
                                   Number            Exercise          Contractual                 Number             Exercise
Range of Exercise Prices        Outstanding          Price             Life                     Exercisable           Price
--------------------------  -------------------------------------------------------------   ---------------------------------------
     $0.83 - $3.97                  854,925            $ 2.99              6.6                      518,679            $ 3.13
     $4.04 - $5.59                  800,883            $ 5.32              7.4                      424,318            $ 5.09
     $8.75 - $15.00                 671,737            $ 9.61              8.5                      196,884            $ 9.50
    $15.46 - $22.00                 933,300            $16.42              9.2                           -                N/A
                            -------------------------------------------------------------   ---------------------------------------
     $0.83 - $22.00               3,260,845            $ 8.77              7.9                    1,139,881            $ 4.96
                            =============================================================   =======================================

The Company recorded tax benefits associated with the exercise of non-qualified stock options. The tax benefits increased additional paid-in capital and decreased income taxes payable in the amounts of $3,598,532, $3,851,718 and $1,808,935 for the years ended February 2, 2002, February 3, 2001 and
January 29, 2000, respectively.

6. NET INCOME PER SHARE

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

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share for the years ended, is as follows:

                                        February 2,   February 3,   January 29,
                                            2002        2001           2000
                                        ------------  ------------  ------------
Basic EPS Computation:
   Numerator                            $28,600,253   $23,245,079   $13,500,674
   Denominator:
      Weighted average common
       shares outstanding                30,977,578    29,668,059    27,800,556
                                        ------------  ------------  ------------
      Total shares                       30,977,578    29,668,059    27,800,556
                                        ============  ============  ============
   Basic EPS                            $      0.92   $      0.78   $      0.49
                                        ============  ============  ============

Diluted EPS Computation:
   Numerator                            $28,600,253   $23,245,079   $13,500,674
   Denominator:
      Weighted average common
       shares outstanding                30,977,578    29,668,059    27,800,556
      Incremental shares from assumed
       conversion of options              2,241,161     2,401,068     1,591,530
                                        ------------  ------------  ------------
      Total shares                       33,218,739    32,069,127    29,392,086
                                        ============  ============  ============
   Diluted EPS                          $      0.86   $      0.72   $      0.46
                                        ============  ============  ============


7. INCOME TAXES

Following is the composition of the provision for income taxes for the years ended:

                                  February 2,      February 3,      January 29,
                                     2002             2001             2000
                                 -------------    -------------    -------------

Current:
   Federal                       $ 15,726,960     $ 13,092,892     $  6,873,075
   State                            2,768,784        1,847,868        1,183,325
                                 -------------    -------------    -------------
                                   18,495,744       14,940,760        8,056,400

Deferred:
   Federal                           (858,535)      (1,069,096)        (393,151)
   State                             (202,439)        (219,764)         (29,649)
                                 -------------    -------------    -------------
                                   (1,060,974)      (1,288,860)        (422,800)
                                 -------------    -------------    -------------
Total income tax expense         $ 17,434,770     $ 13,651,900     $  7,633,600
                                 =============    =============    =============

Significant components of the Company's deferred tax assets and liabilities:

                                                      February 2,    February 3,
                                                         2002           2001
                                                     ------------   ------------

Current deferred tax assets (liabilities):
   Accrued vacation and other                        $   459,285    $   345,876
   Inventory                                             648,829        650,928
   State taxes                                           738,903         98,903
   Other liabilities                                    (429,788)      (151,965)
                                                     ------------   ------------
Net current deferred tax assets                        1,417,229        943,742

Noncurrent deferred tax assets (liabilities):
   Depreciation                                          201,816        (76,357)
   Deferred rent                                         645,516        336,202
                                                     ------------   ------------
Total noncurrent deferred tax assets                     847,332        259,845
                                                     ------------   ------------
Net deferred tax assets                              $ 2,264,561    $ 1,203,587
                                                     ============   ============

Reconciliation of provision for taxes to statutory tax rate for the years ended:

                                           February 2,  February 3,  January 29,
                                              2002         2001         2000
                                           ----------   ----------   ----------

Statutory federal rate                          35.0%        35.0%       35.0%
Permanent differences                           (1.0)        (1.3)       (1.3)
State and local taxes, net of federal
 benefit                                         3.4          2.7         2.8
Change in valuation allowance and
 other items                                     0.5          0.6        (0.4)
                                           ----------   ----------   ----------
Effective income tax rate                       37.9%        37.0%       36.1%
                                           ==========   ==========   ==========

8. EMPLOYEE BENEFIT PLAN

Effective January 1, 1995, the Company adopted the Hot Topic 401(k) Retirement Savings Plan (the "401(k) Plan"). All employees who have been employed by the Company for at least one year of service, maintained a minimum of 1,000 hours worked during the year and are at least 21 years of age are eligible to participate. Employees may contribute to the 401(k) Plan up to 25% of their current compensation, subject to a statutorily prescribed annual limit. The Company may in its discretion contribute certain amounts to eligible employees' accounts. The Company has not made any contributions to the 401(k) Plan.