Form 10-Q
period 2002-05-04
HOT TOPIC INC /CA/
filed 2002-06-14
CIK 1017712

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended May 4, 2002

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from       to

                         COMMISSION FILE NUMBER: 0-28784

                                 HOT TOPIC, INC.
                                 ---------------
             (Exact name of Registrant as specified in its Charter)

CALIFORNIA                                                77-0198182
----------                                                ----------
(State of Incorporation)                       (IRS Employer Identification No.)

18305 EAST SAN JOSE AVE., CITY OF INDUSTRY, CA              91748
----------------------------------------------         ---------------
(address of principal executive offices)                 (Zip Code)

                 (Telephone number of registrant) (626) 839-4681
                                                  --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: June 10, 2002 - 31,757,579 shares, no par value.

                                 HOT TOPIC, INC.
                               INDEX TO FORM 10-Q

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

        Consolidated Balance Sheets - May 4, 2002 and February 2, 2002     3

        Consolidated Statements of Income for the 13 weeks
        ended May 4, 2002 and May 5, 2001                                  4

        Consolidated Statements of Cash Flows for the 13 weeks
        ended May 4, 2002 and May 5, 2001                                  5

        Notes to Consolidated Financial Statements                        6-7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                               8-11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         11

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   12

SIGNATURE PAGE                                                             12


                            HOT TOPIC, INC. AND SUBSIDIARIES
                              Consolidated Balance Sheets
                           (in thousands except share amounts)

                                                               May 4, 2002 February 2, 2002
                                                               -----------  -----------
                                                               (unaudited)
Assets
Current assets:
  Cash and cash equivalents                                    $   23,486   $   34,072
  Short-term investments                                           37,643       37,238
  Inventory                                                        35,798       29,553
  Prepaid expenses and other                                        7,272        5,435
  Deferred tax asset                                                1,417        1,417
                                                               -----------  -----------
Total current assets                                              105,616      107,715

Leaseholds, fixtures and equipment:
  Furniture, fixtures and equipment                                49,097       43,482
  Leasehold improvements                                           46,933       41,412
                                                               -----------  -----------
                                                                   96,030       84,894
  Less accumulated depreciation                                    33,822       30,968
                                                               -----------  -----------
Net leaseholds, fixtures and equipment                             62,208       53,926
Deposits and other                                                    178          174
Deferred tax asset                                                    847          847
                                                               -----------  -----------

Total assets                                                   $  168,849   $  162,662
                                                               ===========  ===========

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                             $   13,303   $   11,253
  Accrued liabilities                                              10,653       10,953
  Sales and other taxes payable                                     1,321        1,013
  Income taxes payable                                                  -        2,096
  Current portion of obligations under capital leases                  26           30
                                                               -----------  -----------
Total current liabilities                                          25,303       25,345

Deferred rent                                                       1,889        1,761
Capital lease obligations, less current portion                       147          188

Commitments and contingencies

Shareholders' equity:
Preferred shares, no par value; 10,000,000 shares
  authorized; no shares issued and outstanding                          -            -
Common shares, no par value; 50,000,000 shares authorized;
  31,575,528 and 31,375,064 shares issued and outstanding at
  May 4, 2002 and February 2, 2002, respectively                   59,365       56,906
Retained earnings                                                  82,145       78,462
                                                               -----------  -----------
Total shareholders' equity                                        141,510      135,368
                                                               -----------  -----------
Total liabilities and shareholders' equity                     $  168,849   $  162,662
                                                               ===========  ===========


See notes to consolidated financial statements.

                                           3


                              HOT TOPIC, INC. AND SUBSIDIARIES
                              Consolidated Statements of Income
                                         (Unaudited)
                           (in thousands except per share amounts)

                                                              First Quarter (13 weeks ended)
                                                              -----------------------------
                                                                 May 4,            May 5,
                                                                 2002              2001
                                                              ------------     ------------
Net sales                                                     $    79,909      $    62,927
Cost of goods sold, including buying,
  distribution and occupancy costs                                 51,452           39,449
                                                              ------------     ------------
Gross margin                                                       28,457           23,478


Selling, general and administrative expenses                       22,927           18,735
                                                              ------------     ------------
Operating income                                                    5,530            4,743

Interest income-net                                                   410              570
                                                              ------------     ------------
Income before income taxes                                          5,940            5,313

Provision for income taxes                                          2,257            1,966
                                                              ------------     ------------
Net income                                                    $     3,683      $     3,347
                                                              ============     ============

Net income per share:
  Basic                                                       $      0.12      $      0.11
                                                              ============     ============
  Diluted                                                     $      0.11      $      0.10
                                                              ============     ============

Shares used in computing net income per share:
  Basic                                                            31,473           30,611
  Diluted                                                          33,315           33,369


See notes to consolidated financial statements

                                             4


                               HOT TOPIC, INC. AND SUBSIDIARIES
                            Consolidated Statements of Cash Flows
                                         (Unaudited)
                                        (in thousands)

                                                                First Quarter (13 weeks ended)
                                                                ----------------------------
                                                                  May 4,           May 5,
                                                                   2002             2001
                                                                ------------    ------------
OPERATING ACTIVITIES
Net income                                                      $     3,683     $     3,347
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                    3,216           2,361
     Deferred rent                                                      127              74
     Loss on disposal of fixed assets                                    69              53
     Changes in operating assets and liabilities:
          Inventory                                                  (6,245)         (4,908)
          Prepaid expenses and other current assets                  (1,838)         (1,527)
          Deposits and other assets                                      (4)             (4)
          Accounts payable                                            2,051           2,232
          Accrued liabilities                                          (300)         (2,420)
          Sales and other taxes payable                                 308              19
          Income taxes payable                                       (2,096)          1,966
                                                                ------------    ------------
Net cash provided by (used in) operating activities                  (1,029)          1,193

INVESTING ACTIVITIES
Purchases of property and equipment                                 (11,602)         (8,891)
Purchases of short-term investments                                  (9,922)         (4,985)
Proceeds from sale of short-term investments                          9,517           2,520
                                                                ------------    ------------
Net cash used in investing activities                               (12,007)        (11,356)

FINANCING ACTIVITIES
Payments on capital lease obligations                                    (9)             (5)
Proceeds from employee stock purchases and exercise of
  stock options, including related tax benefit                        2,459           1,102
                                                                ------------    ------------
Net cash provided by financing activities                             2,450           1,097
                                                                ------------    ------------

Decrease in cash and cash equivalents                               (10,586)         (9,066)
Cash and cash equivalents at beginning of period                     34,072          28,786
                                                                ------------    ------------
Cash and cash equivalents at end of period                      $    23,486     $    19,720
                                                                ============    ============

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                        $         4     $         5
                                                                ============    ============
Cash paid during the period for income taxes                    $     4,366     $       604
                                                                ============    ============
Capital lease obligations entered into for equipment            $         -     $        59
                                                                ============    ============


See notes to consolidated financial statements.

                                              5

                        HOT TOPIC, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  Organization and Basis of Presentation
         --------------------------------------

Hot Topic, Inc. (together with its subsidiaries, the "Company") is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and
22. In the first half of fiscal 2001 (the fiscal year ended February 2, 2002), the Company launched a new retail concept with the opening of six stores under the trade name Torrid(TM). Torrid offers a selection of apparel, lingerie, shoes and accessories centered around various lifestyles for plus-size young women between the ages of 15 and 29. At the end of the first quarter (May 4, 2002) of fiscal 2002 (the fiscal year ending February 1, 2003), the Company operated 372 Hot Topic stores in 48 states throughout the United States, seven Torrid stores and websites hottopic.com and torrid.com. The Company has one reportable segment given the similarities of the economic characteristics among the store formats.

The information set forth in these financial statements is unaudited except for the February 2, 2002 Balance Sheet. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 weeks ended May 4, 2002 are not necessarily indicative of the results that may be expected for the year ending February 1, 2003. Certain reclassifications have been made to prior year amounts to conform to current year presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

NOTE 2. Net Income Per Share
        --------------------

The Company computes net income per share pursuant to Statement of Financial Accounting Standards Board No. 128 "Earnings Per Share" (SFAS 128). Basic net income per share is computed based on the weighted average number of common shares outstanding for the period. Diluted net income per share is computed based on the weighted average number of common and potentially dilutive common stock equivalents outstanding for the period. A three-for-two stock split became effective February 6, 2002. All share and per share amounts have been restated to reflect the stock split and all previous stock splits effectuated by the Company.

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows (all amounts in thousands except per share amounts):

                                                     May 4, 2002     May 5, 2001
                                                      ----------      ----------
Basic EPS Computation:
Numerator                                             $   3,683       $   3,347

Denominator:
   Weighted average common shares outstanding            31,473          30,611
                                                      ----------      ----------
   Total shares                                          31,473          30,611
                                                      ==========      ==========
Basic EPS                                             $    0.12       $    0.11
                                                      ==========      ==========
Diluted EPS Computation:
Numerator                                             $   3,683       $   3,347

Denominator:
   Weighted average common shares outstanding            31,473          30,611
   Incremental shares from assumed
       conversion of options                              1,842           2,758
                                                      ----------      ----------
   Total shares                                          33,315          33,369
                                                      ==========      ==========
Diluted EPS                                           $    0.11       $    0.10
                                                      ==========      ==========



NOTE 3. Impact of Recently Issued Accounting Standards
        ----------------------------------------------

The Company adopted Statement of the Financial Accounting Standards Board (SFAS) No. 144, "Accounting for the Impairment of Long-Lived Assets," which establishes accounting and reporting standards for impairment and disposition of long-lived assets, including discontinued operations. SFAS No. 144 becomes effective for all financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of SFAS No. 144 has not had a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have a significant impact on the financial position, results of operations or cash flows of the Company for fiscal 2002.

The Company adopted Statement of the Financial Accounting Standards Board No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized, but instead will be subject to an impairment test each reporting period. The adoption of SFAS No. 141 and 142 has not had a material impact on the financial position, results of operations or cash flows of the Company. The Company does not have any amortization expense related to goodwill in its results of operations.

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

RESULTS OF OPERATIONS

13 Weeks Ended May 4, 2002 (First Quarter of Fiscal 2002) Compared to 13 Weeks
------------------------------------------------------------------------------
Ended May 5, 2001 (First Quarter of Fiscal 2001)
------------------------------------------------

Net sales increased $17.0 million, or 27.0%, to $79.9 million during the first quarter of fiscal 2002 from $62.9 million during the first quarter of fiscal 2001. Approximately $15.0 million or 88% of the increase in net sales in the first quarter of fiscal 2002 were attributable to 101 new or non-comparable Hot Topic stores, with the remainder of the increase coming from Torrid stores, 10 Hot Topic expanded/relocated stores, and the websites hottopic.com and torrid.com. Comparable store sales for the quarter decreased 0.5%. In the first quarter of fiscal 2001, comparable store sales increased by 8.0%. At the end of the first quarter of fiscal 2002, 261 of the Company's 372 Hot Topic stores were included in the comparable store base, compared to 207 of the 293 Hot Topic stores open at the end of the first quarter of fiscal 2001.

Sales of apparel and tee-shirt category merchandise, as a percentage of total net sales, were 53% in the first quarter of fiscal 2002 compared to 51% in the first quarter of fiscal 2001. The increase in apparel was primarily due to increases in sales of music-licensed tee-shirts and women's tops. These sales increases were offset in part by decreases in certain accessory categories.

Gross margin increased $5.0 million to $28.5 million during the first quarter of fiscal 2002 from $23.5 million during the first quarter of fiscal 2001. As a percentage of net sales, gross margin decreased to 35.6% during the first quarter of fiscal 2002 from 37.3% in the first quarter of fiscal 2001. Occupancy and store depreciation expenses were 1.3% higher in the first quarter of 2002 compared to the first quarter of 2001 primarily as a result of lower sales per square foot, depreciation expenses for the new point of sales platform installed in the third quarter of fiscal 2001 and enhancements made to the Company's website fulfillment system. The Company's merchandise margins, as a percentage of sales, were approximately 0.5% lower principally from lower accessories sales mix as a percentage of the total sales and higher markdowns in the Torrid stores. The higher Torrid markdowns were related to minimum purchases of merchandise required in excess of what was needed for the small store base. Distribution expenses were 0.1% lower primarily as a result of efficiencies gained in the Company's distribution center operations.

Selling, general and administrative expenses increased $4.2 million to $22.9 million during the first quarter of fiscal 2002 from $18.7 million during the first quarter of fiscal 2001, but decreased as a percentage of net sales to 28.7% in the first quarter of fiscal 2002 from 29.8% in the first quarter of fiscal 2001. The total dollar increase in selling, general and administrative expenses was primarily attributable to an increase in the number of retail stores from 296 at the end of the first quarter of fiscal 2001 to 379 (including Torrid stores) at the end of the first quarter of fiscal 2002 and the corresponding additional payroll and other expenses required to support these additional stores. The decrease as a percentage of net sales was primarily due to improved control of store payroll expenses (somewhat offset by higher selling payroll rates and higher benefit costs) and leveraging of headquarters and field management expenses.

Operating income increased $0.8 million or 17.0% to $5.5 million during the first quarter of fiscal 2002 from $4.7 million during the first quarter of fiscal 2001. As a percentage of net sales, the operating income was 6.9% in the first quarter of fiscal 2002 compared to 7.5% in the first quarter of fiscal 2001.

Interest income, net, decreased $0.2 million to $0.4 million in the first quarter of fiscal 2002 from $0.6 million in the first quarter of fiscal 2001, principally due to lower average interest rates offset in part by the additional interest earned from higher average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Historically, as well as during the first quarter of fiscal 2002, the Company's primary uses of cash have been to finance store openings and purchase merchandise inventories. The Company has historically satisfied its cash requirements principally from cash flows from operations, and, in earlier years, also from proceeds from the sale of equity securities.

Cash flows used in operating activities were $1.0 million for the first quarter of fiscal 2002 compared to $1.2 million provided by operating activities in the first quarter of fiscal 2001. The decrease of $2.2 million in cash flows from operating activities in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 resulted primarily from a decrease in income taxes payable of $4.1 million and an increase in inventories balances of $1.3 million. These decreases in cash flow from operating activities were partially offset by an increase in accrued liabilities of $2.1 million, an increase in depreciation and amortization of $0.9 million and an increase in net income of $0.3 million. The decrease in income taxes payable is primarily due to timing of income tax payments, the inventory increase is related to 83 new stores and the increase in accrued liabilities is primarily due to lower year-end bonus payouts, and the additional payroll related accruals.

Cash flows used in investing activities were $12.0 million and $11.4 million in the first quarter of fiscal 2002 and 2001, respectively. The $0.6 million increase in net cash used in investing activities is due to an increase in purchases of property and equipment ($2.7 million) offset by the net change in short-term investments ($2.1 million). Cash flows used in purchases of property and equipment relate primarily to store openings, expansion/relocations of older Hot Topic stores, purchase of computer hardware and software and in the first quarter of fiscal 2002 the expansion of the Company's headquarters and distribution center. The $2.7 million increase in purchases of property and equipment relates primarily to the $3.2 million expansion of the headquarters and distribution center, $0.5 million in development costs and design for the Company's websites with plans of a relaunch in the second quarter of fiscal 2002, offset by a decrease of $1.1 million relating to new Torrid stores (lower per square foot construction costs and later construction start dates in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001).

Cash flows provided by financing activities were $2.5 million and $1.1 million in the first quarter of fiscal 2002 and 2001, respectively. This increase was primarily due to the additional proceeds received and tax related benefit from the exercise of stock options in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001.

In addition, on May 8, 2002 the Company announced that its Board of Directors had approved the repurchase of up to an aggregate of 1,000,000 shares of its Common Stock. The Company intends to make repurchases from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase is expected to continue through January 31, 2003 unless extended or shortened by the Company's Board of Directors. As of the filing date of this Quarterly Report on Form 10-Q for the first quarter of fiscal 2002, the Company has not repurchased any of these shares of Common Stock. The Company believes that its current cash balances and cash generated from operations will be sufficient to fund its operations and planned expansion through at least the next 12 months.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, including those related primarily to inventories, long-lived assets and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion on the application of these and other accounting policies, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

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

The Company's business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school, Halloween and Holiday seasons (defined as the week of Thanksgiving through the first few days of January), and other periods when schools are not in session. The Holiday season remains the Company's single most important selling season. The Company believes, however, that the importance of the summer vacation and back-to-school seasons (which affect operating results in the second and third quarters, respectively) and to a lesser extent, the spring break season (which affects operating results in the first quarter) as well as Halloween (which affects operating results in the third quarter), all reduce the Company's dependence on the Holiday selling season. Furthermore, summer vacation, back-to-school seasons and spring break seasons take place at somewhat different times in different parts of the country, spreading the impact of these events on the Company's sales over a longer period. As is the case with many retailers of apparel, accessories and related merchandise, the Company typically experiences lower first fiscal quarter net sales relative to other quarters.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. These forward looking statements involve risks and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the relationships with mall developers and operators, the availability of mall space for planned expansion, the sufficiency of the Company's working capital and cash flows from operating activities, the implementation and management of the Company's growth strategy (including the Company's new retail concept Torrid), the demand for the merchandise offered by the Company, the ability of the Company to obtain adequate merchandise supply, the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand, the effect of economic conditions, the effect of severe weather or natural disasters, political and/or social changes or events that could negatively impact shopping patterns and/or mall traffic and the effect of competitive pressures from other retailers as well as other risks detailed from time to time in the Company's SEC reports, including the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II. - OTHER INFORMATION

Items 1 - 5 are not applicable.

Item 6 - Exhibits and Reports on Form 8-K.
         (a) Exhibits:

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

                                 HOT TOPIC, INC.
                                 (Registrant)

Date: 6/14/02                    /s/ Elizabeth M. McLaughlin
                                 ---------------------------

                                 Elizabeth M. McLaughlin
                                 Chief Executive Officer, President and Director (Principal Executive Officer)

Date: 6/14/02                    /s/ James J. McGinty
                                 --------------------

                                 James J. McGinty
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)