Form 10-Q
period 2002-08-03
HOT TOPIC INC /CA/
filed 2002-09-04
CIK 1017712

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended August 3, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: August 30, 2002
- 31,278,595 shares, no par value.

                                 HOT TOPIC, INC.
                               INDEX TO FORM 10-Q
                                                                        Page No.
                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

        Consolidated Balance Sheets - August 3, 2002 and February 2, 2002  3

        Consolidated Statements of Income for the three and six months
          ended August 3, 2002 and August 4, 2001                          4

        Consolidated Statements of Cash Flows for the six months
          ended August 3, 2002 and August 4, 2001                          5

        Notes to Consolidated Financial Statements                         6-8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                9-13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         13

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                14
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   14-15

SIGNATURE PAGE                                                             16
CERTIFICATIONS                                                             17

                      PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             HOT TOPIC, INC. AND SUBSIDIARIES
                                Consolidated Balance Sheets
                            (in thousands except share amounts)

                                                                  August 3,    February 2,
                                                                    2002          2002
                                                                 ------------------------
                                                                 (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                      $ 18,171       $ 34,072
  Short-term investments                                           31,462         37,238
  Inventory                                                        50,251         29,553
  Prepaid expenses and other                                        9,593          5,435
  Deferred tax asset                                                1,417          1,417
                                                                 ------------------------
Total current assets                                              110,894        107,715

Leaseholds, fixtures and equipment:
  Furniture, fixtures and equipment                                54,140         43,482
  Leasehold improvements                                           52,838         41,412
                                                                 ------------------------
                                                                  106,978         84,894
  Less accumulated depreciation                                    37,098         30,968
                                                                 ------------------------
Net leaseholds, fixtures and equipment                             69,880         53,926
Deposits and other                                                    187            174
Deferred tax asset                                                    847            847
                                                                 ------------------------

Total assets                                                     $181,808       $162,662
                                                                 ========================

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                               $ 22,453       $ 11,253
  Accrued liabilities                                              10,970         10,953
  Sales and other taxes payable                                     1,676          1,013
  Income taxes payable                                                 --          2,096
  Current portion of obligations under capital leases                  26             30
                                                                 ------------------------
Total current liabilities                                          35,125         25,345

Deferred rent                                                       2,022          1,761
Capital lease obligations, less current portion                       139            188

Commitments and contingencies                                          --             --

Shareholders' equity:
Preferred shares, no par value; 10,000,000 shares
  authorized; no shares issued and outstanding                         --             --
Common shares, no par value; 150,000,000 shares authorized;
  31,633,287 and 31,375,064 shares issued and outstanding at
  August 3, 2002 and February 2, 2002, respectively                58,033         56,906
Retained earnings                                                  86,489         78,462
                                                                 ------------------------
Total shareholders' equity                                        144,522        135,368
                                                                 ------------------------
Total liabilities and shareholders' equity                       $181,808       $162,662
                                                                 ========================


See notes to consolidated financial statements.

                                  HOT TOPIC, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Income
                                             (Unaudited)
                               (in thousands except per share amounts)

                                                  Three Months Ended     Six Months Ended
                                                 --------------------  --------------------
                                                 August 3,  August 4,  August 3,  August 4,
                                                   2002       2001       2002       2001
                                                 --------------------  --------------------

Net sales                                        $ 92,473   $ 71,944   $172,382   $134,871
Cost of goods sold, including buying,
  distribution and occupancy costs                 59,681     45,784    111,133     85,234
                                                 --------------------  --------------------
Gross margin                                       32,792     26,160     61,249     49,637


Selling, general and administrative expenses       26,134     19,818     49,061     38,552
                                                 --------------------  --------------------
Operating income                                    6,658      6,342     12,188     11,085

Interest income-net                                   349        450        759      1,020
                                                 --------------------  --------------------
Income before income taxes                          7,007      6,792     12,947     12,105

Provision for income taxes                          2,663      2,513      4,920      4,479
                                                 --------------------  --------------------
Net income                                       $  4,344   $  4,279   $  8,027   $  7,626
                                                 ====================  ====================

Net income per share:
  Basic                                          $   0.14   $   0.14   $   0.25   $   0.25
                                                 ====================  ====================
  Diluted                                        $   0.13   $   0.13   $   0.24   $   0.23
                                                 ====================  ====================

Shares used in computing net income per share:
  Basic                                            31,712     30,900     31,593     30,756
  Diluted                                          33,493     33,294     33,393     33,332

See notes to consolidated financial statements.

                        HOT TOPIC, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                             Six Months Ended
                                                           ---------------------
                                                           August 3,   August 4,
                                                             2002        2001
                                                           ---------------------
OPERATING ACTIVITIES
Net income                                                 $  8,027    $  7,626
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                             6,954       4,992
    Deferred rent                                               261         158
    Loss on disposal of fixed assets                            135         164
    Changes in operating assets and liabilities:
      Inventory                                             (20,698)    (14,310)
      Prepaid expenses and other current assets              (4,159)       (411)
      Deposits and other assets                                 (13)        (78)
      Accounts payable                                       11,201       5,140
      Accrued liabilities                                        17      (2,375)
      Sales and other taxes payable                             663         485
      Income taxes payable                                   (2,096)         --
                                                           ---------------------
Net cash provided by operating activities                       292       1,391

INVESTING ACTIVITIES
Purchases of property and equipment                         (23,079)    (16,429)
Purchases of short-term investments                          (9,921)    (11,247)
Proceeds from sale of short-term investments                 15,697       7,891
                                                           ---------------------
Net cash used in investing activities                       (17,303)    (19,785)

FINANCING ACTIVITIES
Payments on capital lease obligations                           (17)        (10)
Proceeds from employee stock purchases and exercise of
  stock options, including related tax benefit                6,348       2,194
Repurchase of common shares                                  (5,221)         --
                                                           ---------------------
Net cash provided by financing activities                     1,110       2,184
                                                           ---------------------

Decrease in cash and cash equivalents                       (15,901)    (16,210)
Cash and cash equivalents at beginning of period             34,072      28,786
                                                           ---------------------
Cash and cash equivalents at end of period                 $ 18,171    $ 12,576
                                                           =====================

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                   $      7    $     10
                                                           =====================
Cash paid during the period for income taxes               $  5,870    $  3,372
                                                           =====================

See notes to consolidated financial statements.

                        HOT TOPIC, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Hot Topic, Inc. (together with its subsidiaries, the "Company") is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and
22. The Company launched a new retail concept in fiscal 2001 with the opening of six stores under the trade name Torrid(TM). Torrid offers a selection of apparel, lingerie, shoes and accessories centered around various lifestyles for plus-size young women between the ages of 15 and 29. At the end of the second quarter (August 3, 2002) of fiscal 2002 (the fiscal year ending February 1,
2003), the Company operated 401 Hot Topic stores in 48 states throughout the United States, 14 Torrid stores and websites hottopic.com and torrid.com. The Company has one reportable segment given the similarities of the economic characteristics among the store formats.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three and six months ended August 3, 2002 are not necessarily indicative of the results that may be expected for the year ending February 1, 2003. Certain reclassifications have been made to prior year periods to conform to current period presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

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

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows (all amounts in thousands except per share amounts):

                                                Three Months Ended     Six Months Ended
                                               --------------------  --------------------
                                               August 3,  August 4,  August 3,  August 4,
                                                 2002       2001       2002       2001
                                               ---------  ---------  ---------  ---------
Basic EPS Computation:
Numerator                                      $  4,344   $  4,279   $  8,027   $  7,626
Denominator:
  Weighted average common shares outstanding     31,712     30,900     31,593     30,756
                                               ---------  ---------  ---------  ---------
  Total shares                                   31,712     30,900     31,593     30,756
                                               =========  =========  =========  =========
Basic EPS                                      $   0.14   $   0.14   $   0.25   $   0.25
                                               =========  =========  =========  =========

Diluted EPS Computation:
Numerator                                      $  4,344   $  4,279   $  8,027   $  7,626
Denominator:
  Weighted average common shares outstanding     31,712     30,900     31,593     30,756
  Incremental shares from assumed
     conversion of options                        1,781      2,394      1,800      2,576
                                               ---------  ---------  ---------  ---------
  Total shares                                   33,493     33,294     33,393     33,332
                                               =========  =========  =========  =========
Diluted EPS                                    $   0.13   $   0.13   $   0.24   $   0.23
                                               =========  =========  =========  =========


NOTE 3. SHAREHOLDERS' EQUITY

On May 8, 2002, the Company announced that its Board of Directors approved the repurchase of up to an aggregate of one million shares of its common stock during the period ending January 31, 2003. As of August 3, 2002, the Company had repurchased 237,927 shares of its common stock at a cost of $5.2 million.

NOTE 4. BANK CREDIT AGREEMENT

The Company has an unsecured bank credit agreement for $1.0 million, which is used for issuing letters of credit. The credit agreement expires in August 2003, and the Company expects to renew the agreement under similar terms. The letters of credit are primarily used for inventory purchases. At August 3, 2002, the Company had $0.5 million of outstanding letters of credit issued under the credit agreement.

NOTE 5. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted Statement of the Financial Accounting Standards Board (SFAS) No. 144, "Accounting for the Impairment of Long-Lived Assets", which establishes accounting and reporting standards for impairment and disposition of long-lived assets, including discontinued operations. SFAS No. 144 is effective for all financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of SFAS No. 144 has not had a material impact on the Company's financial position, results of operations or cash flows.

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

The Company adopted Statement of the Financial Accounting Standards Board No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized, but instead will be subject to an impairment test each reporting period. The adoption of SFAS No. 141 and 142 has not had a material impact on the financial position, results of operations or cash flows of the Company. The Company does not have any goodwill or amortization expense related to such goodwill in its financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect SFAS No. 145 to have a material impact on its results of operations or its financial condition.

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

RESULTS OF OPERATIONS

Three Months Ended August 3, 2002 Compared to Three Months Ended August 4, 2001
-------------------------------------------------------------------------------

Net sales increased $20.5 million, or 28.5%, to $92.4 million during the second quarter of fiscal 2002 from $71.9 million during the second quarter of fiscal 2001. The increased net sales in the second quarter of fiscal 2002 were attributable to an increase in the number of Hot Topic and Torrid stores, an increase in sales generated on the websites hottopic.com and torrid.com and an increase in comparable store sales as compared to the second quarter of fiscal 2001. Approximately $17.2 million, or 83.9%, of the increase in net sales was attributable to 116 new or non-comparable Hot Topic stores, with the remainder of the increase coming from Torrid stores, 12 Hot Topic expanded/relocated stores, the websites hottopic.com and torrid.com and a comparable store sales increase of 0.6%. In the second quarter of fiscal 2001, comparable store sales increased by 2.4%. At the end of the second quarter of fiscal 2002, 273 of the Company's 401 Hot Topic stores were included in the comparable store base, compared to 209 of the 316 Hot Topic stores open at the end of the second quarter of fiscal 2001. No Torrid stores were comparable stores as of the end of the second quarter of fiscal 2002. Sales of apparel and tee-shirt category merchandise, as a percentage of total net sales, were 51.4% in the second quarter of fiscal 2002 compared to 51.6% in the second quarter of fiscal 2001. The slight decrease in apparel was due primarily to decreases in sales of men's fashion tops and men's bottoms. These sales decreases were offset in part by increases in women's apparel (women's tops and bottoms) and music-licensed tee-shirts.

Gross margin increased $6.6 million to $32.8 million during the second quarter of fiscal 2002 from $26.2 million during the second quarter of fiscal 2001. As a percentage of net sales, gross margin decreased to 35.5% during the second quarter of fiscal 2002 from 36.4% in the second quarter of fiscal 2001. The 0.9% decrease in gross margin as a percentage of net sales is due primarily to higher distribution expenses and higher store occupancy and depreciation expenses partially offset by improved merchandise margins and buying costs. The increase in distribution expenses of 0.8% resulted from increased inventory and expansion costs of the Company's distribution center. Store occupancy expenses were 0.7% higher as a result of lower sales per square foot and an increase in occupancy cost per square foot. Store depreciation expenses increased by 0.3% related to the new point of sales platform installed in the third quarter of fiscal 2001 and enhancements made to the Company's websites (including development and design costs) and fulfillment system. The Company's merchandise margin increased 0.8% of sales in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 principally due to higher initial markup. The Company also achieved a 0.1% gross margin improvement due to leveraging of buying costs.

Selling, general and administrative expenses increased $6.3 million, or 31.9%, to $26.1 million during the second quarter of fiscal 2002 compared to $19.8 million during the second quarter of fiscal 2001. Selling, general and administrative expenses increased to 28.3% of sales during the second quarter of fiscal 2002 compared to 27.5% during the second quarter of fiscal 2001. The total dollar increase in selling, general and administrative expenses was primarily attributable to an increase in the number of retail stores from 322 at the end of the second quarter of fiscal 2001 to 415 (including Torrid stores) at the end of the second quarter of fiscal 2002. As a percentage of sales, selling, general and administrative expenses increased 0.8% in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001 due to a 0.6% increase in store payroll, a 0.3% increase in benefits cost, and a 0.2% increase in supplies expense; and these increases were partially offset by a 0.3% decrease in performance based payroll.

Operating income increased 5.0%, to $6.7 million, during the second quarter of fiscal 2002 from $6.3 million during the second quarter of fiscal 2001. As a percentage of net sales, the operating income was 7.2% in the second quarter of fiscal 2002 compared to 8.8% in the second quarter of fiscal 2001.

Interest income, net, decreased $0.1 million to $0.3 million in the second quarter of fiscal 2002 from $0.4 million in the second quarter of fiscal 2001, due to lower average interest rates offset in part by the additional interest earned from higher average cash balances.

Six Months Ended August 3, 2002 Compared to Six Months Ended August 4, 2001
---------------------------------------------------------------------------

Net sales increased $37.5 million, or 27.8%, to $172.4 million during the first six months of fiscal 2002 from $134.9 million during the first six months of fiscal 2001. The increased net sales in the first six months of fiscal 2002 were primarily attributable to an increase in the number of stores, an increase in sales generated on the websites hottopic.com and torrid.com and an increase in comparable store sales as compared to the first six months of fiscal 2001. Net sales for the 116 Hot Topic stores (new and non-comparable) contributed approximately $32.2 million of the increase in net sales with the remainder of the increase coming from Torrid stores, 12 Hot Topic expanded/relocated stores, the websites hottopic.com and torrid.com and the 0.1% increase in comparable store sales. In the first six months of fiscal 2001, comparable store sales increased by 5.0%. Sales of apparel category merchandise, as a percentage of total net sales, were 52.1% in the first six months of fiscal 2002 compared to 51.2% in the first six months of fiscal 2001. The increase in apparel was due primarily to increases in sales of music-related tee-shirts and women's apparel (women's tops and bottoms) offset in part by decreases in men's tops and bottoms and certain accessory categories.

Gross margin increased approximately $11.6 million to $61.2 million during the first six months of fiscal 2002 from $49.6 million during the first six months of fiscal 2001. As a percentage of net sales, gross margin decreased to 35.5% during the first six months of fiscal 2002 from 36.8% in the first six months of fiscal 2001. Occupancy and store depreciation expenses were 1.1% higher as compared to the corresponding six months last year primarily as a result of lower sales per square foot, depreciation expenses for the new point of sales platform installed in the third quarter of fiscal 2001 and enhancements made to the Company's websites (including development and design costs) and fulfillment system. Distribution expenses were 0.3% higher primarily as a result of increased inventory and expansion costs of the Company's distribution center. The Company's merchandise margin, as a percentage of sales, was 0.1% higher in the first six months of fiscal 2002 compared to the first six months of fiscal 2001 principally from a higher initial markup and lower shrinkage.

Selling, general and administrative expenses increased $10.5 million, or 27.3%, to $49.1 million during the first six months of fiscal 2002 compared to $38.6 million during the first six months of fiscal 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 28.5% in the first six months of fiscal 2002 compared to 28.6% in the first six months of fiscal 2001. The total dollar increase in selling, general and administrative expenses is primarily attributable to an increase in the number of retail stores, 415 stores at the end of the second quarter of fiscal 2002 compared to

322 stores at the end of the second quarter of fiscal 2001. The decrease as a percentage of net sales was due primarily to a decrease in performance based payroll and the leveraging of headquarters expenses, partially offset by an increase in store payroll and benefits cost.

Operating income increased $1.1 million, or 10%, to $12.2 million during the first six months of fiscal 2002 from $11.1 million during the first six months of fiscal 2001. As a percentage of net sales, the operating income was 7.1% in the first six months of fiscal 2002 compared to 8.2% in the first six months of fiscal 2001.

Interest income, net, decreased approximately $0.3 million to $0.7 million in the first six months of fiscal 2002 from $1.0 million in the first six months of fiscal 2001, principally due to lower average interest rates offset in part by the additional interest earned from higher average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Historically, as well as during the first six months of fiscal 2002, the Company's primary uses of cash have been to finance store openings and purchase merchandise inventories. In addition, during the first six months of fiscal 2002, one of the Company's uses of cash was to expand the Company's headquarters and distribution center. The Company historically has satisfied its cash requirements principally from cash flows from operations, and, in earlier years, also from proceeds from the sale of equity securities. The Company maintains a $1.0 million unsecured credit agreement for the purpose of issuing letters of credit. At August 3, 2002, the Company had $0.5 million of outstanding letters of credit.

Cash flows provided by operating activities were $0.3 million and $1.4 million in the first six months of fiscal 2002 and 2001, respectively. The decrease in cash flows from operating activities in the first six months of fiscal 2002 compared to fiscal 2001 resulted primarily from an increase in inventories balances, an increase in prepaid expenses, and a decrease in income taxes payable. These were partially offset by an increase in accounts payable, accrued liabilities, and depreciation expense. The significant changes in net cash provided by operating activities were due primarily to the Company's increase in store growth to 415 stores as of August 3, 2002 compared to 322 stores as August 4, 2001. The decrease in income tax payable was primarily attributed to the tax payments made in the first six months of fiscal 2002 as compared to the first six months of fiscal 2001.

Cash flows used in investing activities were $17.3 million and $19.8 million in the first six months of fiscal 2002 and 2001, respectively. The $2.5 million decrease in net cash used in investing activities is due to a net increase ($9.1 million) in the proceeds from short-term investments offset by an increase ($6.7 million) in purchases of property and equipment. The $6.7 million increase in purchases of property and equipment relates primarily to the $4.7 million expansion of the Company's headquarters and distribution center, $0.8 million relating to new store openings, $0.7 million in development costs and design for the Company's websites which the Company relaunched in the second quarter of fiscal 2002 and $0.5 million in additional hardware and software expenditures.

Cash flows provided by financing activities were $1.1 million and $2.2 million in the first six months of fiscal 2002 and 2001, respectively. The $1.1 million decrease was due primarily to the repurchase of shares of the Company's Common Stock offset by proceeds received and tax related benefit from the exercise of stock options in the first six months of fiscal 2002 compared to the first six months of fiscal 2001.

On May 8, 2002 the Company announced that its Board of Directors had approved the repurchase of up to an aggregate of 1,000,000 shares of its Common Stock. As of August 3, 2002, the Company had repurchased 237,927 shares of its common stock at a cost of $5.2 million. The Company intends to make repurchases from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase is expected to continue through January 31, 2003 unless extended or shortened by the Company's Board of Directors.

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

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements. For additional discussion on the application of these and other accounting policies, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

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

REVENUE RECOGNITION: Sales are recognized upon the purchase by customers at the Company's retail store locations and websites, less merchandise returned by customers.

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations", contain various forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to expected financial results, which represent the Company's expectations or beliefs concerning future events. These forward looking statements involve risks and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the relationships with mall developers and operators, the availability of mall space for planned expansion, the sufficiency of the Company's working capital and cash flows from operating activities, the implementation and management of the Company's growth strategy (including the Company's new retail concept Torrid), the demand for the merchandise offered by the Company, the ability of the Company to obtain adequate merchandise supply, the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand, the effect of economic conditions, the effect of severe weather or natural disasters, political and/or social changes or events that could negatively impact shopping patterns and/or mall traffic and the effect of competitive pressures from other retailers as well as other risks detailed from time to time in the Company's SEC reports, including the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

                           PART II. OTHER INFORMATION

ITEMS 1- 3 AND 5 ARE NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company (the "Annual Meeting") was held on June 13, 2002 in the City of Industry, California. The Company had 31,569,255 shares of common stock outstanding as of April 19, 2002, the record date for the Annual Meeting.

Proposal 1 - Election of Directors

Each of the candidates listed below were duly elected to the Board of directors at the Annual Meeting by the tally indicated.

                  Candidate                Votes in Favor        Votes Withheld
                  ---------                --------------        --------------
               Edgar F. Berner               28,767,255             341,011
               Cynthia Cohen                 29,017,459              90,797
               Corrado Federico              28,741,286             366,970
               W. Scott Hedrick              29,017,303              90,953
               Elizabeth M. McLaughlin       29,017,837              90,419
               Bruce A. Quinnell             28,751,018             357,238
               Andrew Schuon                 28,768,293             339,963

Proposal 2 - Amendment to the Company's Amended and Restated Articles of Incorporation to increase the number of shares of authorized common stock from 50,000,000 shares to 150,000,000 shares.

           Votes in Favor        Votes Against          Votes Abstained
           --------------        -------------          ---------------
             17,806,792           11,266,582                34,882

Proposal 3 - Ratification of Selection of Ernst & Young, LLP as Independent Auditors.

           Votes in Favor        Votes Against          Votes Abstained
           --------------        -------------          ---------------
             28,130,161             973,822                  4,273

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
         (a) Exhibits:
              Exhibit
              Number                Description of Document
              ------                -----------------------
               3.1      Amended and Restated Articles of Incorporation. (1)
               3.2      Amended and Restated Bylaws. (2)
               4.1      Reference is made to Exhibits 3.1 and 3.2.
               4.2      Specimen stock certificate. (1)
              99.1      Certification, dated September 4, 2002, required by
                        Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C ss. 1350, as adopted).

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

                                 HOT TOPIC, INC.
                                 (Registrant)

Date:   9/4/02                   /s/ Elizabeth M. McLaughlin
                                 ---------------------------

                                 Elizabeth M. McLaughlin
                                 Chief Executive Officer, President and Director (Principal Executive Officer)

Date:   9/4/02                   /s/ James J. McGinty
                                 --------------------

                                 James J. McGinty
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS



I, Elizabeth M. McLaughlin, Chief Executive Officer and President of Hot Topic, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hot Topic, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 4, 2002

                                    /s/ Elizabeth M. McLaughlin
                                    -------------------------------
                                    Elizabeth M. McLaughlin
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)

I, James J. McGinty, Chief Financial Officer of Hot Topic, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hot Topic, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 4, 2002

                                    /s/ James J. McGinty
                                    -------------------------------
                                    James J. McGinty
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)