Form 10-Q
period 2002-11-02
HOT TOPIC INC /CA/
filed 2002-12-06
CIK 1017712

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended November 2, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: December 4, 2002
- 31,055,236 shares, no par value.

                                 HOT TOPIC, INC.
                               INDEX TO FORM 10-Q
                                                                        Page No.
                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

    Consolidated Balance Sheets - November 2, 2002 and February 2, 2002     3

    Consolidated Statements of Income for the three and nine months
      ended November 2, 2002 and November 3, 2001                           4

    Consolidated Statements of Cash Flows for the nine months
      ended November 2, 2002 and November 3, 2001                           5

    Notes to Consolidated Financial Statements                             6-8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                              9-13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         13

ITEM 4. CONTROLS AND PROCEDURES                                            14


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   15

SIGNATURE PAGE                                                             16

CERTIFICATIONS                                                            17-18

                      PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                             HOT TOPIC, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                           (in thousands except share amounts)

                                                                November 2,  February 2,
                                                                  2002          2002
                                                               ------------  ------------
                                                               (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                    $    25,876   $    34,072
  Short-term investments                                            23,970        37,238
  Inventory                                                         46,401        29,553
  Prepaid expenses and other                                         9,021         5,435
  Deferred tax asset                                                 1,417         1,417
                                                               ------------  ------------
Total current assets                                               106,685       107,715

Leaseholds, fixtures and equipment:
  Furniture, fixtures and equipment                                 56,831        43,482
  Leasehold improvements                                            56,793        41,412
                                                               ------------  ------------
                                                                   113,624        84,894
  Less accumulated depreciation                                     41,206        30,968
                                                               ------------  ------------
Net leaseholds, fixtures and equipment                              72,418        53,926
Deposits and other                                                     188           174
Deferred tax asset                                                     847           847
                                                               ------------  ------------

Total assets                                                   $   180,138   $   162,662
                                                               ============  ============

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                             $    15,654   $    11,253
  Accrued liabilities                                               15,950        10,953
  Sales and other taxes payable                                      2,089         1,013
  Income taxes payable                                               2,973         2,096
  Current portion of obligations under capital leases                   24            30
                                                               ------------  ------------
Total current liabilities                                           36,690        25,345

Deferred rent                                                        2,188         1,761
Capital lease obligations, less current portion                        136           188

Commitments and contingencies                                           --            --

Shareholders' equity:
Preferred shares, no par value; 10,000,000 shares
  authorized; no shares issued and outstanding                          --            --
Common shares, no par value; 150,000,000 shares authorized;
  30,973,089 and 31,375,064 shares issued and outstanding at
  November 2, 2002 and February 2, 2002, respectively               44,587        56,906
Retained earnings                                                   96,537        78,462
                                                               ------------  ------------
Total shareholders' equity                                         141,124       135,368
                                                               ------------  ------------
Total liabilities and shareholders' equity                     $   180,138   $   162,662
                                                               ============  ============


See notes to consolidated financial statements.

                                            3


                                      HOT TOPIC, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)
                                  (in thousands except per share amounts)

                                                       Three Months Ended          Nine Months Ended
                                                 ----------------------------  ----------------------------
                                                  November 2,    November 3,    November 2,    November 3,
                                                     2002           2001           2002           2001
                                                 -------------  -------------  -------------  -------------
Net sales                                        $    122,590   $     92,080   $    294,972   $    226,951
Cost of goods sold, including buying,
  distribution and occupancy costs                     75,830         56,150        186,963        141,384
                                                 -------------  -------------  -------------  -------------
Gross margin                                           46,760         35,930        108,009         85,567


Selling, general and administrative expenses           30,852         22,694         79,913         61,246
                                                 -------------  -------------  -------------  -------------
Operating income                                       15,908         13,236         28,096         24,321

Interest income-net                                       298            466          1,057          1,486
                                                 -------------  -------------  -------------  -------------
Income before income taxes                             16,206         13,702         29,153         25,807

Provision for income taxes                              6,158          5,195         11,078          9,674
                                                 -------------  -------------  -------------  -------------
Net income                                       $     10,048   $      8,507   $     18,075   $     16,133
                                                 =============  =============  =============  =============

Net income per share:
Basic                                            $       0.32   $       0.27   $       0.57   $       0.52
                                                 =============  =============  =============  =============
Diluted                                          $       0.31   $       0.26   $       0.55   $       0.49
                                                 =============  =============  =============  =============

Shares used in computing net income per share:
Basic                                                  31,127         31,104         31,437         30,872
Diluted                                                32,260         33,120         32,857         33,216


See notes to consolidated financial statements.


                                                     4

                           HOT TOPIC, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                    (in thousands)

                                                                Nine Months Ended
                                                         -----------------------------
                                                          November 2,      November 3,
                                                             2002             2001
                                                         -------------   -------------
OPERATING ACTIVITIES
Net income                                               $     18,075    $     16,133
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                             11,043           7,955
     Deferred rent                                                427             250
     Loss on disposal of fixed assets                             193             277
     Changes in operating assets and liabilities:
       Inventory                                              (16,848)        (16,947)
       Prepaid expenses and other current assets               (3,587)             71
       Deposits and other assets                                  (14)           (115)
       Accounts payable                                         4,401           6,281
       Accrued liabilities                                      4,998           1,198
       Sales and other taxes payable                            1,076             491
       Income taxes payable                                       877             402
                                                         -------------   -------------
Net cash provided by operating activities                      20,641          15,996

INVESTING ACTIVITIES
Purchases of property and equipment                           (29,764)        (23,056)
Purchases of short-term investments                           (16,110)        (21,109)
Proceeds from sale of short-term investments                   29,378          13,423
                                                         -------------   -------------
Net cash used in investing activities                         (16,496)        (30,742)

FINANCING ACTIVITIES
Payments on capital lease obligations                             (22)            (20)
Proceeds from employee stock purchases and exercise of
  stock options, including related tax benefit                  7,381           2,951
Repurchase of common shares                                   (19,700)             --
                                                         -------------   -------------
Net cash (used) provided by financing activities              (12,341)          2,931
                                                         -------------   -------------

Decrease in cash and cash equivalents                          (8,196)        (11,815)
Cash and cash equivalents at beginning of period               34,072          28,786
                                                         -------------   -------------
Cash and cash equivalents at end of period               $     25,876    $     16,971
                                                         =============   =============

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                 $          9    $         18
                                                         =============   =============
Cash paid during the period for income taxes             $      6,451    $      7,302
                                                         =============   =============


See notes to consolidated financial statements.


                                           5

                        HOT TOPIC, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Hot Topic, Inc. (together with its subsidiaries, the "Company") is a mall-based specialty retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and
22. The Company launched a new retail concept in fiscal 2001 with the opening of six stores under the trade name Torrid(TM). Torrid offers a selection of apparel, lingerie, shoes and accessories centered around various lifestyles for plus-size young women between the ages of 15 and 29. At the end of the third quarter (November 2, 2002) of fiscal 2002 (the fiscal year ending February 1,
2003), the Company operated 414 Hot Topic stores in 48 states throughout the United States, 23 Torrid stores and websites hottopic.com and torrid.com. The Company has one reportable segment given the similarities of the economic characteristics among the store formats.

The information set forth in these financial statements is unaudited except for the February 2, 2002 Consolidated Balance Sheet. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three and nine months ended November 2, 2002 are not necessarily indicative of the results that may be expected for the year ending February 1, 2003. Certain reclassifications have been made to prior year periods to conform to current period presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

NOTE 2. NET INCOME PER SHARE

The Company computes net income per share pursuant to Statement of Financial Accounting Standards Board ("SFAS") No. 128 "Earnings Per Share." Basic net income per share is computed based on the weighted average number of common shares outstanding for the period. Diluted net income per share is computed based on the weighted average number of common and potentially dilutive common stock equivalents outstanding for the period. A three-for-two stock split of the Company's common stock became effective February 6, 2002. All share and per share amounts have been restated to reflect the stock split and all previous stock splits effectuated by the Company.

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows (all amounts in thousands except per share amounts):

                                                   Three Months Ended          Nine Months Ended
                                               --------------------------  --------------------------
                                                November 2,   November 3,   November 2,   November 3,
                                                   2002         2001          2002           2001
                                               ------------  ------------  ------------  ------------
Basic EPS Computation:
Numerator                                      $    10,048   $     8,507   $    18,075   $    16,133
Denominator:
  Weighted average common shares outstanding        31,127        31,104        31,437        30,872
                                               ------------  ------------  ------------  ------------
  Total shares                                      31,127        31,104        31,437        30,872
                                               ============  ============  ============  ============
Basic EPS                                      $      0.32   $      0.27   $      0.57   $      0.52
                                               ============  ============  ============  ============

Diluted EPS Computation:
Numerator                                      $    10,048   $     8,507   $    18,075   $    16,133
Denominator:
  Weighted average common shares outstanding        31,127        31,104        31,437        30,872
  Incremental shares from assumed
    conversion of options                            1,133         2,016         1,420         2,344
                                               ------------  ------------  ------------  ------------
  Total shares                                      32,260        33,120        32,857        33,216
                                               ============  ============  ============  ============
Diluted EPS                                    $      0.31   $      0.26   $      0.55   $      0.49
                                               ============  ============  ============  ============

NOTE 3. SHAREHOLDERS' EQUITY

On May 8, 2002, the Company announced that its Board of Directors approved the repurchase of up to an aggregate of one million shares of its common stock during the period ending January 31, 2003. As of November 2, 2002, the Company had completed the repurchase of one million shares of its common stock at a cost of $19.7 million.

NOTE 4. BANK CREDIT AGREEMENT

The Company has an unsecured bank credit agreement for $1.0 million, which is used for issuing letters of credit. The credit agreement expires in August 2003, and the Company expects to renew the agreement under similar terms. The letters of credit are primarily used for inventory purchases. At November 2, 2002, the Company had $0.5 million of outstanding letters of credit issued under the credit agreement.

NOTE 5. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which establishes accounting and reporting standards for impairment and disposition of long-lived assets, including discontinued operations. SFAS No. 144 is effective for all financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of SFAS No. 144 has not had a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have a significant impact on the financial position, results of operations or cash flows of the Company for fiscal 2002.

The Company adopted SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized, but instead will be subject to an impairment test each reporting period. The adoption of SFAS No. 141 and 142 has not had a material impact on the financial position, results of operations or cash flows of the Company. The Company does not have any goodwill or amortization expense related to such goodwill in its financial statements.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its results of operations or its financial condition.

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

RESULTS OF OPERATIONS

Three Months Ended November 2, 2002 Compared to Three Months Ended November 3, 2001
----

Net sales increased $30.5 million, or 33.1%, to $122.6 million during the third quarter of fiscal 2002 from $92.1 million during the third quarter of fiscal 2001. The increased net sales in the third quarter of fiscal 2002 were attributable to an increase in the number of Hot Topic and Torrid stores, an increase in comparable store sales, and an increase in sales generated on the websites hottopic.com and torrid.com as compared to the third quarter of fiscal 2001. Approximately $23.0 million, or 75.4%, of the increase in net sales was attributable to 122 new Hot Topic and Torrid stores, with the remainder of the increase coming from Hot Topic and Torrid comparable store sales increase of 6.3%, 13 Hot Topic expanded/relocated stores and the websites hottopic.com and torrid.com. In the third quarter of fiscal 2001, comparable store sales increased by 2.2%. At the end of the third quarter of fiscal 2002, 302 of the Company's 437 stores (Hot Topic and Torrid) were included in the comparable store base, compared to 232 of the 347 stores (Hot Topic and Torrid) open at the end of the third quarter of fiscal 2001. Sales of apparel and tee-shirt category merchandise, as a percentage of total net sales, were 53.6% in the third quarter of fiscal 2002 compared to 55.3% in the third quarter of fiscal 2001. The decrease in apparel was due primarily to decreases in sales of men's fashion tops and men's bottoms. These sales decreases were offset in part by increases in women's apparel (women's tops and bottoms) and music-licensed tee-shirts.

Gross margin increased $10.9 million to $46.8 million during the third quarter of fiscal 2002 from $35.9 million during the third quarter of fiscal 2001. As a percentage of net sales, gross margin decreased to 38.1% during the third quarter of fiscal 2002 from 39.0% in the third quarter of fiscal 2001. The 0.9% decrease in gross margin as a percentage of net sales is due primarily to lower merchandise margins and higher store occupancy costs offset by lower distribution expenses and buying costs. The Company's merchandise margin decreased 1.2% of sales in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 principally due to higher markdowns partially offset by higher initial markup. Store occupancy costs were 0.3% higher as a result of the increases in common area charges, increased store size for both new Hot Topic and Torrid stores offset in part by leverage gained in comparable stores. The decrease in distribution expenses and buying costs of 0.6% resulted from cost savings in freight, labor, supplies and leveraging of buying costs.

Selling, general and administrative expenses increased $8.2 million, or 36.1%, to $30.9 million during the third quarter of fiscal 2002 compared to $22.7 million during the third quarter of fiscal 2001. Selling, general and administrative expenses increased to 25.2% of sales during the third quarter of fiscal 2002 compared to 24.6% during the third quarter of fiscal 2001. The total dollar increase in selling, general and administrative expenses was primarily attributable to an increase in the number of retail stores from 347 at the end of the third quarter of fiscal 2001 to 437 at the end of the third quarter of fiscal 2002. As a percentage of sales, selling, general and administrative expenses increased 0.6% in the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001 due to a 0.3% increase in benefits cost, a 0.3% increase in costs associated with the Company's wide area network, and a 0.2% increase in performance based payroll and recruiting costs partially offset by 0.2% decrease in store payroll and related costs.

Operating income increased 20.5%, to $15.9 million, during the third quarter of fiscal 2002 from $13.2 million during the third quarter of fiscal 2001. As a percentage of net sales, the operating income was 13.0% in the third quarter of fiscal 2002 compared to 14.4% in the third quarter of fiscal 2001.

Interest income, net, decreased $0.2 million to $0.3 million in the third quarter of fiscal 2002 from $0.5 million in the third quarter of fiscal 2001, due to lower interest rates offset in part by the additional interest earned from higher average cash balances.

Nine Months Ended November 2, 2002 Compared to Nine Months Ended November 3,
2001
----

Net sales increased $68.0 million, or 30.0%, to $295.0 million during the first nine months of fiscal 2002 from $227.0 million during the first nine months of fiscal 2001. The increased net sales in the first nine months of fiscal 2002 were primarily attributable to an increase in the number of stores, an increase in comparable store sales, and an increase in sales generated on the websites hottopic.com and torrid.com as compared to the first nine months of fiscal 2001. Net sales for the 122 new Hot Topic and Torrid stores contributed approximately $57.6 million of the increase in net sales with the remainder of the increase coming from the 2.6% increase in comparable store sales (Hot Topic and Torrid), 13 Hot Topic expanded/relocated stores and the websites hottopic.com and torrid.com. In the first nine months of fiscal 2001, comparable store sales increased by 3.9%. Sales of apparel category merchandise, as a percentage of total net sales, were 52.7% in the first nine months of fiscal 2002 compared to 52.8% in the first nine months of fiscal 2001. The decrease in apparel was due primarily to increases in sales of music-related tee-shirts and women's apparel (women's tops and bottoms) offset in part by decreases in men's tops and bottoms.

Gross margin increased approximately $22.4 million to $108.0 million during the first nine months of fiscal 2002 from $85.6 million during the first nine months of fiscal 2001. As a percentage of net sales, gross margin decreased to 36.6% during the first nine months of fiscal 2002 from 37.7% in the first nine months of fiscal 2001. Occupancy and store depreciation expenses were 0.7% higher as compared to the corresponding nine months last year. This increase is attributable to higher common area charges, the increased store size for new Hot Topic and Torrid stores, depreciation expenses for the new point of sales platform installed in the third quarter of fiscal 2001 and enhancements made to the Company's websites (including development and design costs) and fulfillment system. The Company's merchandise margin, as a percentage of sales, was 0.4% lower in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 principally from higher markdowns partially offset by a higher initial markup and lower shrinkage.

Selling, general and administrative expenses increased $18.7 million, or 30.6%, to $79.9 million during the first nine months of fiscal 2002 compared to $61.2 million during the first nine months of fiscal 2001. As a percentage of net sales, selling, general and administrative expenses increased to 27.1% in the first nine months of fiscal 2002 compared to 27.0% in the first nine months of fiscal 2001. The total dollar increase in selling, general and administrative expenses is primarily attributable to an increase in the number of retail stores, 437 stores at the end of the third quarter of fiscal 2002 compared to 347 stores at the end of the third quarter of fiscal 2001. The increase as a percentage of net sales was due primarily to an increase in benefits cost and an increase in costs associated with the Company's wide area network, partially offset by a decrease in supplies expense and the leveraging of headquarters expenses.

Operating income increased $3.8 million, or 15.6%, to $28.1 million during the first nine months of fiscal 2002 from $24.3 million during the first nine months of fiscal 2001. As a percentage of net sales, the operating income was 9.5% in the first nine months of fiscal 2002 compared to 10.7% in the first nine months of fiscal 2001.

Interest income, net, decreased approximately $0.4 million to $1.1 million in the first nine months of fiscal 2002 from $1.5 million in the first nine months of fiscal 2001, principally due to lower interest rates offset in part by the additional interest earned from higher average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Historically, as well as during the first nine months of fiscal 2002, the Company's primary uses of cash have been to finance store openings and purchase merchandise inventories. In addition, during the first nine months of fiscal 2002, the Company used cash to repurchase common shares and expand its headquarters and distribution center. The Company historically has satisfied its cash requirements principally from cash flows from operations, and, in earlier years, also from proceeds from the sale of equity securities. The Company maintains a $1.0 million unsecured credit agreement for the purpose of issuing letters of credit. At November 2, 2002, the Company had $0.5 million of outstanding letters of credit under the credit agreement.

Cash flows provided by operating activities were $20.6 million and $16.0 million in the first nine months of fiscal 2002 and 2001, respectively. The increase in cash flows from operating activities in the first nine months of fiscal 2002 compared to fiscal 2001 resulted primarily from an increase in net income, an increase in depreciation expense and an increase in accrued liabilities. These were partially offset by a decrease in prepaid expenses and other current assets, and a decrease in accounts payable. The significant changes in net cash provided by operating activities were due primarily to the Company's increase in store growth to 437 stores as of November 2, 2002 compared to 347 stores as of November 3, 2001.

Cash flows used in investing activities were $16.5 million and $30.7 million in the first nine months of fiscal 2002 and 2001, respectively. The $14.2 million decrease in net cash used in investing activities is due to a net increase ($20.9 million) in the proceeds from short-term investments offset by an increase ($6.7 million) in purchases of property and equipment. The $6.7 million increase in purchases of property and equipment includes $4.9 million for the expansion of the Company's headquarters and distribution center, $1.2 million in additional hardware and software expenditures, $0.4 million in development costs and design for the Company's websites which the Company relaunched in the second quarter of fiscal 2002, and $0.2 million relating to new store openings and wide area network costs.

Cash flows used in financing activities were $12.3 million for the first nine months of fiscal 2002 compared to cash flows provided by financing activities of $2.9 million in the first nine months of fiscal 2001. The $15.2 million decrease was due to the repurchase of shares of the Company's Common Stock ($19.7 million) offset by proceeds received and tax related benefit from the exercise of stock options ($4.4 million) in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001.

On May 8, 2002 the Company announced that its Board of Directors had approved the repurchase of up to an aggregate of 1,000,000 shares of its Common Stock. As of November 2, 2002, the Company completed the repurchase of 1,000,000 shares of its common stock at a cost of $19.7 million.

The Company believes that its current cash balances and cash generated from operations will be sufficient to fund its operations and planned expansion through at least the next 12 months.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, including those related primarily to inventories, long-lived assets and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements. For additional discussion on the application of these and other accounting policies, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

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

The Company's business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school, Halloween and Holiday seasons (defined as the week of Thanksgiving through the first few days of January), and other periods when schools are not in session. The Holiday season remains the Company's single most important selling season. The Company believes, however, that the importance of the summer vacation and back-to-school seasons (which affect operating results in the second and third quarters, respectively) and to a lesser extent, the spring break season (which affects operating results in the first quarter) as well as Halloween (which affects operating results in the third quarter), all reduce the Company's dependence on the Holiday selling season. Furthermore, summer vacation, back-to-school season and spring break season take place at somewhat different times in different parts of the country, spreading the impact of these events on the Company's sales over a longer period. As is the case with many retailers of apparel, accessories and related merchandise, the Company typically experiences lower first fiscal quarter net sales relative to other quarters.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations", contain various forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to expected financial results, which represent the Company's expectations or beliefs concerning future events. These forward looking statements involve risks and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the Company's relationships with mall developers and operators, the availability of mall space for planned expansion, the sufficiency of the Company's working capital and cash flows from operating activities, the implementation and management of the Company's growth strategy (including the Company's new retail concept Torrid), the demand for the merchandise offered by the Company, the ability of the Company to obtain adequate merchandise supply, the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand, the effect of economic conditions, the effect of severe weather or natural disasters, political and/or social changes or events that could negatively impact shopping patterns and/or mall traffic and the effect of competitive pressures from other retailers as well as other risks detailed from time to time in the Company's SEC reports, including the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES
(a)      Evaluation of Disclosure Controls and Procedures

         Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective.

(b)      Changes in Internal Controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEMS 1 - 5 ARE NOT APPLICABLE.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
         (a) Exhibits:
                Exhibit
                 Number             Description of Document
                 ------             -----------------------

                  3.1      Amended and Restated Articles of Incorporation. (1)
                  3.2      Amended and Restated Bylaws. (2)
                  4.1      Reference is made to Exhibits 3.1 and 3.2.
                  4.2      Specimen stock certificate. (1)
                  99.1     Certifications, dated December 6, 2002, required by
                           Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.Css. 1350, as adopted).

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

                                 HOT TOPIC, INC.
                                 (Registrant)

Date: December 6, 2002           /s/ Elizabeth M. McLaughlin
                                 -----------------------------------------------
                                 Elizabeth M. McLaughlin
                                 Chief Executive Officer, President and Director
                                 (Principal Executive Officer)


Date: December 6, 2002           /s/ James J. McGinty
                                 -----------------------------------------------
                                 James J. McGinty
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                  CERTIFICATION



I, Elizabeth M. McLaughlin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hot Topic, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "EVALUATION DATE"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 6, 2002


/s/ Elizabeth M. McLaughlin
--------------------------------
Elizabeth M. McLaughlin
Chief Executive Officer, President and Director

                                  CERTIFICATION



I, James J. McGinty, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hot Topic, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "EVALUATION DATE"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 6, 2002


/s/ James J. McGinty
----------------------------------------
James J. McGinty
Chief Financial Officer