Form 10-K
period 2003-02-01
HOT TOPIC INC /CA/
filed 2003-04-21
CIK 1017712

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003

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

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes [X] No [ ]

         The aggregate market value of Common Stock held by non-affiliates of the Registrant as of August 2, 2002 was approximately $479,567,559 based on the closing price on that date of Common Stock on the Nasdaq National Stock Market. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates are deemed to be held by non-affiliates.

         The number of shares outstanding of the Registrant's Common Stock was 31,401,862 as of April 14, 2003.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 12, 2003, to be filed with the Securities and Exchange Commission (the "SEC") no later than 120 days after February 1, 2003, are incorporated by reference into Part III of this Form 10-K (Items 10 through 13).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

         THIS ANNUAL REPORT ON FORM 10-K CONTAINS VARIOUS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS REGARDING THE EXTENT AND TIMING OF FUTURE REVENUES AND EXPENSES AND CUSTOMER DEMAND, STATEMENTS REGARDING EXPECTED FINANCIAL RESULTS, THE PROFITABILITY OF FUTURE SALES OF THE COMPANY'S PRODUCTS, NEW STORE OPENINGS AND NEW STORE CONCEPTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN OR UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS, OR INDUSTRY RESULTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES AND OTHER FACTORS INCLUDE BUT ARE NOT LIMITED TO THE ITEMS DISCUSSED IN PART I, ITEM 1 UNDER THE CAPTION "CERTAIN RISKS RELATED TO THE COMPANY'S BUSINESS" AND IN PART II, ITEM 7 UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                     PART I


ITEM 1.           BUSINESS

GENERAL

         Hot Topic, Inc. and its wholly owned subsidiaries (collectively, the "Company") is a mall-based specialty retailer operating the Hot Topic and Torrid store concepts. Hot Topic offers a selection of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. In the first half of fiscal 2001 (the fiscal year ended February 2, 2002) the Company launched a second retail concept with the opening of six stores under the trade name Torrid. Torrid offers a selection of apparel, lingerie, shoes and accessories centered around various lifestyles for plus-size females between the ages of 15 and 29. The Company opened its first Hot Topic store in 1989 and at the end of fiscal 2002 (the fiscal year ended February 1, 2003), the Company operated 418 Hot Topic stores and 27 Torrid stores in 48 states. The Company also maintains two distinct websites, www.hottopic.com ("hottopic.com") and www.torrid.com ("torrid.com") which reflect the Hot Topic and Torrid store concepts and sell certain items of merchandise.

         The Company opened 74 Hot Topic and 21 Torrid stores during fiscal 2002. The Company also occasionally relocates, expands, or closes existing stores. During fiscal 2002, the Company expanded or relocated 8 stores and closed 2 stores (the closed stores' leases expired and were not renewed). The Company plans to open approximately 70 new Hot Topic stores and 25 Torrid stores in the fiscal year ending January 31, 2004 ("fiscal 2003"); and 10 of these new Hot Topic stores and 5 of these new Torrid stores were open as of April 10, 2003.

THE MARKET

         The music-licensed apparel industry began in the 1960s with bootleggers selling T-shirts at concert venues. Over the ensuing two decades, artists began to realize the commercial potential of licensing their likenesses and logos to T-shirt manufacturers and others who produced assorted merchandise. Management believes that during recent years, the music industry has been significantly impacted by the availability and accessibility of the Internet and the continuing success of MTV and other music television networks. These channels enable fans not only to listen to the latest music and artists 24 hours a day, but also to experience a full sight and sound package of appearance and attitude. The growing importance of the Internet is illustrated in a U.S. Census Bureau report, stating that 80% of America's school-age children have Internet access either at home or at school, regardless of their ethnic group or household income. MTV music network reached 85 million households in the United States in 2002, according to the Nielsen Media Research Report. As a result, both emerging and well-known artists and the fashions they inspire are much more visible today than ever before. Management believes that this increased visibility has contributed to the increase in demand for music-licensed and music-influenced apparel and accessories. The Company believes teenagers throughout the United States have similar fashion preferences, largely as a result of the nationwide influence of the Internet, MTV, music distribution, movies, and television programs.

         MTV and other music television networks have also achieved great success with specialized programming. For instance, "The Osbournes" show on MTV has drawn on average more than 4 million viewers to its regular time during 2002. Through the Company's continued sponsorship of the largest summer rock tour, Ozzfest (headlined by Ozzy Osbourne), Hot Topic expects to benefit from this broader audience.

         Hot Topic's target customers are young men and women between the ages of 12 and 22, who are passionate about music, music videos, and music-inspired fashion. The Company believes its music-oriented merchandise appeals to teenagers from diverse socio-economic backgrounds, and that its customers are broadly representative of the teenage population in the United States.

         Torrid targets customers that are plus-size females ages 15 to 29, who are influenced by music and pop-culture. The Company believes these young plus-size customers wearing sizes 12 to 26 can now match the style, excitement and selection available at other non-plus-size junior retailers with the assortment found in Torrid. The Torrid specialty retail concept was inspired by requests from young, female shoppers at Hot Topic stores and hottopic.com. After analyzing customer feedback and researching the market demographics, the Torrid concept was developed. Torrid was launched in the first half of fiscal 2001, with the opening of six locations across the country and a website, torrid.com. The performance of these first six stores prompted the expansion of an additional 21 store openings in fiscal 2002.

         Teenagers represent both a growing part of the United States population and an increasing source of purchasing power. According to the U.S. Census Bureau, it is estimated that the teenage population (ages 12-19) in the United States reached approximately 32 million in 2002 and is expected to grow to approximately 34 million by 2008, representing a projected growth rate close to twice the rate of the overall population. By 2010, there are likely to be more teenagers in the United States than at any other time in history. Teenage spending has also increased annually. The average American teen spent approximately $104 a week in 2002 according to Teen Research Unlimited, an increase of $26 from $78 in 1998. In the past five years, teenage spending has grown from an estimated $122 billion a year to $172 billion a year.

HOT TOPIC BUSINESS STRATEGY

         The Company's goal is to be a leading retailer of music-licensed and music-influenced apparel, accessories and gift items for young men and women. The principal elements for Hot Topic's business strategy are as follows:

         o        FOCUS ON UNIQUE MUSIC-ORIENTED MERCHANDISE

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

         o        OFFER "EVERYTHING ABOUT THE MUSIC"

         Hot Topic stores are designed to serve as a headquarters for music-licensed and music-influenced apparel, accessories and gift items. The Company's slogan, "Everything About The Music", reflects the Hot Topic's broad assortment of products, which include over 10,000 Stock Keeping Units ("SKUs") in approximately 20 different product categories. The Company believes Hot Topic's selection of music-licensed merchandise is the most extensive assortment available in a single mall store. Hot Topic complements its licensed merchandise with a unique and eclectic assortment of music-influenced apparel and accessories, and frequently introduces new items and categories in response to changes in trends and demand. The Company believes Hot Topic has a history of being the first to offer the latest music fashions, which, together with its assortment of merchandise, has made Hot Topic a destination store for teenagers seeking music-related products.

         o        PROMOTE MUSIC-INSPIRED CULTURE

         Hot Topic is committed to addressing the music-oriented lifestyles of its customers by building a culture throughout the organization that reflects a passion for music. Management diligently tracks alternative and rock music trends by regularly monitoring new music, music video releases, and radio station air play, visiting nightclubs around the country and attending concerts. Hot Topic also actively solicits feedback from its associates and customers. The Company believes these activities enable it to react quickly to emerging trends, and provide it with a competitive advantage over retailers who do not devote the time and resources necessary to anticipate these trends.

         o        LISTENING TO THE CUSTOMER

         Hot Topic does not dictate fashion trends, but rather seeks to identify music artists and music trends that will influence products that will generate customer demand. The Company has developed a disciplined approach to buying and a dynamic inventory management process to support the merchandise strategy. The Company regularly tests new merchandise in select Hot Topic stores before chain-wide distribution, and orders a majority of its merchandise not more than 60 days before delivery, enabling it to respond quickly to emerging trends. Hot Topic is aggressive in taking prompt markdowns to maintain a fresh merchandise mix. By actively managing the mix of categories and products in Hot Topic stores, the Company believes it is able to capitalize on emerging trends and minimize its dependence on any one particular category. The Company believes that this approach to managing Hot Topic's merchandise mix has contributed to its strong merchandise margins and consistent markdown rates. The Company believes Hot Topic's markdown rate is lower than industry averages.

         o        EMPHASIZE CUSTOMER SERVICE

         Hot Topic trains its store associates to provide a value-added, non-intrusive customer experience. Sales associates are trained to greet customers, provide information about new music and fashion trends, and suggest merchandise that meets the customer's lifestyle and music preferences. Hot Topic provides its teenage customers the same level of respect and attention that is afforded to adult customers at other retail stores, while also providing friendly and informed customer service for parents. The Company believes that a high level of employee product knowledge and a commitment to music fashion create credibility and differentiate Hot Topic from other teenage-focused retailers.

         o        CREATE AN ENTERTAINING STORE ENVIRONMENT

         The Company seeks to create an exciting and compelling shopping experience focusing on the lifestyles of the youth generation. Hot Topic stores are designed with an industrial theme that incorporates dense merchandising and utilizes a professional sound system playing alternative music releases to create a fun, high-energy store that teens will consider "their place" to shop with friends. The Company believes that this atmosphere enhances Hot Topic's image as a source for music-inspired fashion while encouraging customers to shop in its stores for longer periods of time. Continuing to focus on the world of music and musicians as inspiration, the objective of Hot Topic's current store design is to provide a kinetic and industrial-club feel, while portraying a less gothic appearance than the previous store design. The markets, clubs and old warehouse districts in London inspired this new look. The Company plans to continue to use this design for its Hot Topic store openings in fiscal 2003 consisting of approximately 70 new stores and 10 expanded or relocated stores.

TORRID BUSINESS STRATEGY

         The Company's goal for its Torrid stores is to become a leading specialty retailer of fashion forward plus-size young women's apparel and accessories. The principal elements of the Company's business strategy for Torrid are as follows:

         o FOCUS ON FASHION FORWARD PLUS-SIZE APPAREL AND ACCESSORIES THAT ARE MUSIC-INSPIRED

         Torrid's merchandising team is focused on providing a fashion forward merchandise assortment that reflects the influence of music and provides the plus-size customer with fun, hip, trendy apparel and accessories. The Company believes that Torrid is the first mall concept to offer a complete store assortment of fashion forward apparel for plus-size young women.

         o        LISTENING TO THE CUSTOMER

         Torrid does not dictate fashion trends, but rather listens to customers and watches music pop-culture influences to determine emerging trends in order to provide merchandise that will have strong customer appeal. Torrid, like Hot Topic, receives direct feedback from Torrid store associates and customers. This feedback has a direct influence on future purchases of Torrid merchandise.

         o        EMPHASIZE CUSTOMER SERVICE AND CREATE A FUN, EXCITING STORE
                  ENVIRONMENT

         Torrid trains its store associates to provide one-on-one service to customers. Because the Company believes that the plus-size customer has been previously unable to find the same fashion forward merchandise available to her smaller friends, Torrid's customer service approach focuses on suggesting outfits and ensuring the correct fit.

         The Torrid store design is inspired by the New Orleans club environment. It has an eclectic, textural, baroque feel that aims to provide the plus-size customer with the sense that she has walked into a warm, sexy boutique created exclusively to satisfy her fashion desires. The Company believes that this atmosphere enhances the image Torrid is striving to build as a source of music-inspired fashion for the plus-size female customer. The Company intends to continue to refine this design and utilize it for the 25 Torrid stores it expects to open in fiscal 2003.

         Through a focus on customer service and a fashion forward merchandise offering, Torrid seeks to create a compelling shopping environment that will be sought after by the plus-size female customer. The Company believes that the warm reception, great selection, and honest customer service by associates help to create a comfortable and exciting environment that will be attractive and welcoming to the Torrid customer.

STORE LOCATIONS

         As of February 1, 2003, the Company operated 418 Hot Topic stores in both metropolitan and middle markets in 48 states across the United States and 27 Torrid stores in 17 states. Between February 2, 2003 and April 10, 2003, the Company opened an additional 10 Hot Topic stores and 5 Torrid stores. The following chart sets forth, as of April 10, 2003, the number of Hot Topic and Torrid stores the Company operates in each state in which those stores are located:


HOT TOPIC, INC.
STORES BY STATE

                 -------------------------------------------------------------------------------------
                            HOT TOPIC STORES                   TORRID STORES             TOTAL COMPANY
                 ----------------------------------   -------------------------------    -------------
                   OPEN AT     NEW HT     OPEN AT     OPEN AT   NEW TORRID   OPEN AT       OPEN AT
                  2/1/2003  FY03 TO DATE 4/10/2003    2/1/2003 FY03 TO DATE 4/10/2003     4/10/2003
                  --------  ------------ ----------   -------- ------------ ---------     ---------
Alabama               2                      2           0                      0             2
Arizona               7                      7           2                      2             9
Arkansas              2                      2           0                      0             2
California           55          1          56           5          1           6            62
Colorado             11                     11           1                      1            12
Connecticut           6                      6           0                      0             6
Delaware              2                      2           0                      0             2
Florida              25          2          27           0                      0            27
Georgia              10                     10           0                      0            10
Hawaii                3                      3           0                      0             3
Idaho                 1                      1           0                      0             1
Illinois             14                     14           2                      2            16
Indiana              11                     11           0                      0            11
Iowa                  8                      8           0                      0             8
Kansas                4                      4           0                      0             4
Kentucky              4                      4           0                      0             4
Louisiana             5          1           6           0                      0             6
Maine                 2                      2           0                      0             2
Maryland             11                     11           2                      2            13
Massachusetts        10                     10           1                      1            11
Michigan             16                     16           0          1           1            17
Minnesota            11                     11           0                      0            11
Mississippi           1                      1           0                      0             1
Missouri              9                      9           2                      2            11
Montana               2                      2           0                      0             2
Nebraska              2                      2           1                      1             3
Nevada                4                      4           1                      1             5
New Hampshire         4                      4           0                      0             4
New Jersey           15                     15           1                      1            16
New Mexico            3                      3           1                      1             4
New York             20                     20           3                      3            23
North Carolina        8                      8           0                      0             8
North Dakota          1                      1           0                      0             1
Ohio                 13          1          14           1                      1            15
Oklahoma              5                      5           0                      0             5
Oregon                6                      6           1                      1             7
Pennsylvania         20                     20           1                      1            21
Rhode Island          1                      1           0                      0             1
South Carolina        3                      3           0                      0             3
South Dakota          2                      2           0                      0             2
Tennessee             9          2          11           0          1           1            12
Texas                31          2          33           1          2           3            36
Utah                  4                      4           0                      0             4
Vermont               2                      2           0                      0             2
Virginia              9          1          10           0                      0            10
Washington           14                     14           0                      0            14
West Virginia         2                      2           0                      0             2
Wisconsin             8                      8           1                      1             9

           TOTAL     418         10         428         27          5          32            460
-------------------------------------------------------------------------------------------------------

     # OF STATES     48          7          48          17          4          19            48
-------------------------------------------------------------------------------------------------------

EXPANSION STRATEGY

         The following table provides a history of the Company's store expansion over the last five fiscal years:

                                                             FISCAL YEAR
                                      ----------------------------------------------------------
                                       1998       1999      2000      2001      2002      2003
                                                                                        THROUGH
                                                                                        4-10-03
                                      ----------------------------------------------------------
                                                         (Number of stores)
Stores at beginning of year             108        158       212       274       352        445
Hot Topic stores closed*                                               (1)       (2)

New stores opened - Hot Topic            50         54        62        73        74         10
New stores opened - Torrid                                               6        21          5
                                      ----------------------------------------------------------
Stores at end of year                   158        212       274       352       445        460
                                      ----------------------------------------------------------


                                      ----------------------------------------------------------
Hot Topic stores expanded or
relocated                                 0          0         5         7         8          0
                                      ----------------------------------------------------------

         * Victorville, CA store closed in fiscal 2001 and re-opened in first quarter of fiscal 2002. Parklane, NV and Bayfair, CA store leases expired in fourth quarter of fiscal 2002 and were not renewed.

         The Company's expansion strategy is to open stores primarily in shopping malls and selected entertainment centers in both new and existing markets throughout the United States. The Company believes it has developed a store concept that is successful in both metropolitan and middle markets. Further, as a result of the nationwide influence of the Internet, MTV and other music television networks, music distribution, movies and television programs, the Company believes that its target customers have similar fashion preferences throughout the United States.

         The Company opened 74 new Hot Topic stores and 21 Torrid stores in fiscal 2002 as well as expanded or relocated eight existing Hot Topic stores. The Company closed two stores in fiscal 2002 that were at the end of their lease terms. During fiscal 2003, the Company plans to open approximately 70 new Hot Topic stores (10 of which the Company has opened in the first quarter of fiscal
2003) and 25 new Torrid stores (5 of which the Company has opened in the first quarter of fiscal 2003), in addition to expanding or relocating approximately 10 existing Hot Topic stores. The Company has identified regional malls in major metropolitan areas nationwide and in Puerto Rico and Alaska for potential new stores.

         The Company selects and evaluates potential store locations based on a variety of criteria including the sales and square footage of the mall, sales of anchor stores, sales of teenage-oriented stores, foot traffic, number of teenagers in the trade area, median family income and other factors relevant to the Company's merchandising strategy. The Company has a real estate committee, consisting of its Chief Executive Officer, Chief Operating Officer, Chief Merchandising Officer, Chief Financial Officer, Vice President, Store Operations, and Vice President, Real Estate and Construction that evaluates potential locations. The Company generally seeks potential store sites between 1,500 square feet and 2,200 square feet for Hot Topic stores, and between 2,200 square feet and 2,800 square feet for Torrid stores. In fiscal 2002, the average store size of Hot Topic openings was 1,822 square feet and 2,713 square feet for Torrid openings.

         Hot Topic stores currently average approximately 1,689 square feet and Torrid stores currently average approximately 2,593 square feet.

STORE-LEVEL ECONOMICS

         During fiscal 2002, the Company achieved average Hot Topic store net sales of approximately $1,071,000 and average Hot Topic store net sales per square foot of approximately $634. Average store-level operating cash flow (defined as store operating income before depreciation and excluding changes in working capital) for Hot Topic stores open the entire year in fiscal 2002 was approximately $314,000, or 29% of average net sales. There can be no assurance this trend will continue. There are no assurances that in the future the average store-level sales and operating cash flow will not vary from historical results or that the total estimated capital expenditures for new stores will not increase.

HOT TOPIC MERCHANDISING

         Hot Topic stores are designed to serve as a headquarters for music-licensed and music-influenced apparel, accessories and gift items. Music-licensed merchandise includes T-shirts, hats, posters, stickers, patches, postcards, books, intimate apparel, novelty accessories, compact discs and albums. Music-influenced merchandise includes woven and knit tops, skirts, pants, shorts, jackets, shoes, costume jewelry, body jewelry, sunglasses, cosmetics, leather accessories and gift items. Additional licensed apparel and accessories are influenced by television shows, cartoons and major motion pictures. Approximately half of Hot Topic's products are licensed, and the other half are music-influenced products. A key strategy of Hot Topic is to offer over 10,000 SKUs in 20 different product categories or "departments." On average, over 100 different licensed band T-shirts are carried in each store from current artists such as Good Charlotte, System of a Down, Linkin Park, The Used and All American Rejects as well as classic rock artists such as The Ramones, Nirvana, Bob Marley, Iron Maiden, Metallica, The Doors and Led Zeppelin. New items and categories are regularly tested as customer demand and product trends evolve.

         In fiscal 2002, the Company hired a Chief Merchandising Officer. Hot Topic's merchandising staff consists of a General Merchandise Manager, two Divisional Merchandise Managers, ten buyers, three associate buyers and eleven assistant buyers. The merchandising staff reflects the Company's culture in that its decisions and actions are influenced by music. In determining which merchandise to buy, the staff spends considerable time viewing music videos, reviewing industry music sales, monitoring alternative radio station air play, consulting with sales associates (to draw from their different experiences and perspectives), reviewing customer requests, attending trade shows and reading music and fashion industry periodicals. In addition, the merchandising staff regularly visits nightclubs and attends concerts and other events that attract young people.

         The following table sets forth Hot Topic's four major merchandise groups as an approximate percentage of net sales for fiscal years 2002, 2001 and 2000:

                                           PERCENTAGE OF NET SALES
                                   ---------------------------------------
                                       2002         2001         2000
                                   ---------------------------------------
Apparel and T-Shirts                    51%          53%          51%
Gifts                                   15           15           15
Accessories                             27           26           27
Intimate Apparel and Shoes               7            6            7
                                   ---------------------------------------
                                       100%         100%         100%
                                   =======================================


         Approximately half of Hot Topic's products are licensed products. Artists typically license their likeness to a "master licensor." The master licensor often retains the rights to manufacture and market T-shirts and then may choose to sub-license rights to manufacture and market other categories of merchandise such as posters, stickers and patches. Some artists also retain their licensing rights and negotiate directly with licensees. The Company buys its licensed merchandise from master licensors, licensees and directly from artists. Hot Topic currently purchases licensed T-shirts from over 30 companies and other licensed products from over 100 companies. Because of the Company's knowledge of teenage consumers' music preferences and music-influenced fashion, licensors often seek the Company's advice prior to licensing new artists or product designs. As a result, the Company often receives accommodations such as early shipments of new releases, exclusive designs and merchandise, and advanced lead times.

         The Company buys its non-licensed, music-influenced merchandise from a variety of manufacturers. The Company actively searches for new vendors that offer unique and timely music-influenced products. As a result, the Company at any given time has many different vendors of different sizes, including some from which it has not previously purchased.

         Hot Topic has five lines of private label merchandise to complement and supplement current product offerings. The Company believes that Hot Topic brands play an important part in differentiating its stores from those of its competitors and provide the Company with higher margin opportunities as compared to other merchandise. The Company estimates that in fiscal 2002 Hot Topic brands accounted for approximately 25% of the Company's sales, the same percentage as in fiscal 2001. The Company's proprietary brands include Morbid Makeup (cosmetics), Morbid Metals (body jewelry), Morbid Threads (men's and women's apparel and hosiery) and MT:2 (men's and women's apparel). Some shoes are also sold under the Hot Topic label.

         In order to reduce fashion risk and maintain the ability to respond quickly to emerging trends, Hot Topic buys a majority of its merchandise not more than 60 days in advance of delivery, and will often begin with smaller test purchases prior to chain-wide distribution. The Company regularly monitors store sales by merchandise classification, SKU, color and size to determine types and amounts of products to purchase, to detect products and trends that are emerging or declining, and to manage the product mix in its stores by responding to the spending patterns of its customers. The Company also works with its vendors to ensure that sources for new and private label products are maintained and expanded.

         During fiscal 2002, the Company had approximately 950 vendors, certain of which have limited financial resources and production capabilities. No single vendor accounted for more than 5% of the Company's merchandise purchases. The Company believes that its relationships with its vendors are good.

TORRID MERCHANDISING

         Torrid stores are designed to serve as the destination for fashion forward apparel and accessories for plus-size young women. The Company believes that the Torrid customer wants to wear the same merchandise as her smaller-sized peers. Torrid's merchandise includes novelty T-shirts, fashion tops, pants, shorts, skirts, dresses, jackets, intimate apparel, shoes, hosiery, accessories, gifts, and beauty products. Torrid apparel is sized 12 to 26. Approximately 50% of the products come from established branded vendors, including Dickies, Paris Blues, Z Cavaricchi, Necessary Objects, Kikwear, Macgirl, Dollhouse, Fine and Hot Kiss and more fashion forward vendors such as Serious, Lip Service, and Tripp. The Company works with these and other vendors, to develop its own plus-size apparel fit specifications for young women. The Company believes its selection of fashion items from these and similar vendors gives the Torrid customer an opportunity to buy the same or similar branded items that have historically been available to other young women of the same age who are not plus-size. Working together with vendors, fashion trends and customer requests are researched, designed and manufactured for Torrid. Torrid, through its own fit specialist, works with the manufacturers' design teams to help ensure that quality standards are achieved and maintained.

         During fiscal 2002, approximately 70% of Torrid's net sales were generated in apparel merchandise categories and 30% of Torrid's sales were produced in accessories, including intimate apparel and shoes.

         The Torrid merchandising staff consists of a Divisional Merchandise Manager, two buyers, two associate buyers and two assistant buyers. The Company's culture of soliciting and listening to customers and store associates is evidenced by the Torrid merchandising staff's decisions and actions. The merchandising staff spends considerable time visiting nightclubs, attending concerts, attending trade shows and other events that attract young people. Furthermore, the Company believes that Torrid's merchandising direction is influenced by music and pop-culture. The range of music and music artists that influence Torrid fashion is much broader than those influencing fashion at Hot Topic, consistent with the broader target customer base of females ages 15 to
29. Merchandising decisions for Torrid are also influenced by emerging fashions in the junior market.

         Approximately 50% of Torrid merchandise is purchased from established branded vendors. The remaining 50% is Torrid private label merchandise that provides the customer with unique, fashion forward merchandise, often at more competitive price points than branded merchandise. Private label merchandise also often provides the Company with higher margin opportunities as compared to other merchandise. In order to reduce fashion risk and maintain the ability to respond quickly to emerging trends, Torrid buys a majority of its merchandise not more than 90 days, and many times less than 60 days, in advance of delivery, and will often begin with small purchases for testing.

ALLOCATION AND DISTRIBUTION OF MERCHANDISE

         Allocation and distribution of the Company's inventory is addressed at the store, merchandise classification and SKU levels using integrated third party software. Most merchandise is ordered in bulk and then allocated to each store based on store inventory plans and SKU performance using Arthur Allocation software. Buyers and inventory analysts determine SKU reorder quantities by using a proprietary automated software program which considers sales history, projected sales, planned inventories by store, store demographics, geographic preferences, store openings and planned markdown dates. The Company's Vice President of Planning and Allocation, two directors of Planning and Allocation and 26 inventory analysts work closely with the merchandise buyers and store associates to meet the appropriate inventory requirements of each store.

         Late in the fourth quarter of fiscal 2001, the Company began construction to expand its existing headquarters and distribution facility located in the City of Industry, California. The expansion was completed during the second quarter of fiscal 2002 at an estimated cost of approximately $4.9 million, bringing the total square feet of the Company's headquarters and distribution facility to approximately 250,000. All merchandise is delivered by vendors to this facility, where it is inspected, allocated, picked, prepared and boxed for shipment to the Company's stores. Merchandise is shipped to stores each weekday, providing Hot Topic and Torrid stores with a steady flow of new and reordered merchandise. Minimal back stock is maintained in the Company's distribution facility and at its stores, so that most of the Company's merchandise is available for sale on the selling floors of its stores.

HOT TOPIC STORE OPERATIONS

         Hot Topic's store operations organization is currently managed by eight regional directors and 63 district managers. On average, each district manager supervises approximately five to eight stores. Individual stores are managed by a store manager and two or three assistant managers. In addition to managers and assistant managers, a typical store has approximately six to ten part-time sales associates, depending on the season. Hot Topic uses a customized, automated telephone screening system licensed from a third party to help evaluate potential new associates, which helps streamline the Company's interview and hiring processes at the store level. The hiring and training of new associates is the responsibility of the store manager and district manager. The Company has established training and operating procedures to assist field management in the supervision and training of all associates. The Company has also designed a store manager training program, which is utilized to thoroughly train externally hired managers.

         The Company strives to create a store environment that teenagers will consider "their place" to shop with friends. Hot Topic seeks to hire sales associates who fit the profile of its target customer -- energetic people who are knowledgeable and passionate about music and music-inspired fashion. To assist management in properly considering the preferences and opinions of its target customers, selected sales associates, from time-to-time, accompany Hot Topic's buyers on buying trips. Further, in return for feedback on fashion and other trends, sales associates are reimbursed for the cost of attending concerts and are encouraged to directly communicate customer requests and their own merchandise and product ideas to the buyers and Hot Topic management. The Company also offers a 40% employee discount on merchandise. Management believes Hot Topic's music-based culture and its direct interaction with and respect for sales associates is a significant factor in producing associate retention rates that Management believes are higher than the industry average.

         The primary objective of the sales associate position is to provide superior, informed customer service in order to maximize sales and minimize inventory shrinkage. Store management is provided with daily store sales and category results so that performance can be measured against set goals. Postage-paid "report cards" are provided in all stores for customers to grade performance and make recommendations to Company management. The Company strives to give its teenage customers the same level of respect and attention that is generally given to adult customers at other retail stores. Associates are trained to greet each customer, to inform the customer about new music fashion trends and to suggest merchandise that matches the customer's lifestyle and music preferences. Hot Topic also strives to provide friendly and informed customer service for parents. Hot Topic provides a listing of music artists' national tour dates at each of its stores. The Company believes that its high level of associate product knowledge and customer service differentiates Hot Topic from other teenage-focused retailers.

         District managers, along with all members of the store teams, are compensated with a base salary and may qualify to receive a quarterly bonus based on store sales and inventory shrinkage results. Additionally, district and store managers may also qualify to receive periodic stock option grants, and certain associates are eligible to participate in the Company's Employee Stock Purchase Plan. The Company believes that its continued success is dependent in part on its ability to attract, retain and motivate qualified associates. In particular, the success of the Company's expansion program will be dependent on its ability to promote and/or recruit qualified district and store managers. In order to ensure new stores have a qualified pool of candidates, the Company has assigned dedicated field recruiters to work with each region's management team.

TORRID STORE OPERATIONS

         The Torrid store operations organization is currently supervised by one regional director and six district managers. Individual stores are supervised by one store manager and two or three assistant managers. In addition, each store has six to ten part-time associates, depending on the season. Torrid uses a customized, automated telephone screening system licensed from a third party to help evaluate potential new associates, which helps streamline the Company's interview and hiring processes at the store level. The store and district managers are responsible for associate training, and the Company has established training programs and operating procedures. The Company also has a store manager training program which is utilized to quickly and thoroughly train externally hired managers.

         The Company strives to create a friendly, fashionable, high energy-shopping environment in its Torrid stores. In order to establish a lasting connection with customers, Torrid seeks sales associates who excel at understanding and attending to the individual fashion needs of each Torrid shopper. The primary objective of each sales associate is to provide superior, informed customer service in order to maximize sales and minimize inventory shrinkage. The Company also offers a 40% employee discount on merchandise.

         Store management is provided with daily store sales and category results so that performance can be measured against set goals. Associates are trained to greet each customer, to inform the customer about new fashion trends and to suggest merchandise that matches the customer's lifestyle and fashion preferences. The Company believes that its high level of product knowledge, ability to offer appropriate wardrobe suggestions and individual customer service differentiates Torrid from other retailers in the market. Additionally, postage-paid "report cards" are provided in all stores for customers to grade performance and make recommendations to Torrid management. The Company also offers a frequent buyer program which provides an incentive for the consumer to shop on a repeat basis.

         Similar to Hot Topic stores, Torrid district and store managers are compensated with a base salary and may qualify for quarterly bonuses based on sales and inventory shrinkage results. District and store managers may also qualify to receive periodic stock option grants, and certain associates are eligible to participate in the Company's Employee Stock Purchase Plan. The Company believes that Torrid's success is dependent in part on its ability to attract, retain and motivate qualified associates. In particular, the success of Torrid's expansion program is linked to its ability to promote and/or recruit qualified district and store managers. In order to ensure new stores have a qualified pool of candidates, the Company has dedicated regional recruiters who focus on specific store staffing needs.

MARKETING, PROMOTION AND INTERNET

         The Company generally locates its stores in high traffic malls within areas of high teenage population and relies on existing customers, sales associates, store design and exciting music to attract new customers to its stores. During fiscal 2002, 2001 and 2000 the Company co-sponsored a major summer rock tour, Ozzfest (headlined by Ozzy Osbourne). As a sponsor, Hot Topic's name was associated with all promotional activities at each venue. The Company has entered into a similar sponsorship of Ozzfest in fiscal 2003.

         The Company continues to operate its core website, hottopic.com, which offers merchandise, tour dates, contests, job postings, store locations and community features such as band reviews. In addition, the Company operates torrid.com which also markets merchandise and offers job postings, store locations and community features such as contests and advice columns. During the second quarter of fiscal 2002, the Company relaunched its websites with improved functionality in customer navigation and customer support. The Company's net sales from Internet operations rose by 75% in fiscal 2002 compared to fiscal 2001 and contributed approximately 1.8% of total sales in fiscal 2002.

INFORMATION TECHNOLOGY

         The Company's information systems provide integration of store, merchandising, distribution, financial, and human resources. These systems include SKU and classification inventory tracking, purchase order management, open-to-buy, merchandise distribution, automated ticket making, general ledger, sales audit, accounts payable, integrated financials and human resources/payroll. Most of these systems operate on software licensed from GERS Retail Systems running on an Oracle database platform. Sales are updated daily in the merchandising reporting systems by polling sales information from each store's point-of-sale ("POS") terminals. The Company's POS system consists of registers providing price look-up, time and attendance, e-mail and credit card/check authorization. Through automated nightly two-way electronic communication with each store, sales information and payroll hours are uploaded to the host system. The host system downloads price changes, performs system maintenance and provides software updates to the stores. The Company evaluates information obtained through nightly polling to implement merchandising decisions, including product purchasing/reorders, markdowns and allocation of merchandise on a daily basis.

         During fiscal 2002, the Company invested approximately $1.5 million in a new Wide Area Network ("WAN") to connect all Company locations. The Company expects this technology to improve efficiency and assist in communicating more effectively with all store locations nationwide. All stores have real-time e-mail connectivity available via the WAN.

         In addition, in fiscal 2003 the Company plans to invest approximately $4 million to enhance the functionality of its current GERS Retail Systems software and to implement new financial system software from Lawson. As a result of these enhancements, the Company expects to see improvements in functionality and reporting capability which the Company believes will adequately support its planned growth.

TRADEMARKS

         The Company has registered on the Principal Register of the United States Patent and Trademark Office its retail store service mark Hot Topic(R) and various trademarks for merchandise including Hot Topic(R), Morbid Make-Up(R), Morbid Scents(R), Morbid Metals(R), Tragedy(R), Misery(R), MT:2(R), Morbid Threads(R), Everything About the Music(R), Torrid(R), and Torrid Flaming Heart Design(R). Each federal registration is renewable indefinitely if the mark is in use at the time of the renewal. Applications have been made to register Naturally Morbid(TM) and Torrid & Design(TM) in the United States. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its marks in the United States. The Company also has additional registrations and pending applications in foreign jurisdictions. All other trademarks, tradenames and servicemarks referenced herein are the property of their respective owners.

HOT TOPIC COMPETITION

         The teenage retail apparel and accessory industry is highly competitive and the Company expects competition in its niche to increase. The Company competes with other retailers for vendors, customers, suitable retail locations and qualified associates. Hot Topic currently competes with street alternative and vintage clothing stores located primarily in metropolitan areas and with other mall-based teenage-focused retailers such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Anchor Blue (Millers Outpost), Charlotte Russe Inc., Claire's Stores, Inc., Delias Inc., Gadzooks, Inc., Old Navy (a division of Gap Inc.), Pacific Sunwear of California, Inc., Spencer Gifts, Inc., The Buckle, The Wet Seal, Inc., Urban Outfitters, Inc.; and, to a lesser extent, with music stores. Many of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company. The principal factors of competition in the Company's business are merchandise selection, customer service, store location and price.

TORRID COMPETITION

         Based on direct customer research conducted by the Company, it believes that plus-size female teens and young women have historically shopped for apparel at department stores, discount stores such as Target and specialty stores such as Lane Bryant. The Company believes such stores generally target more mature customers, which is also reflected in their store environments. The Company is not aware of other exclusively mall-based chains that are specifically targeting younger plus-size fashion forward customers. Torrid competes with traditional department stores, local specialty stores and junior teen retailers that offer a combination of junior and plus sizes, such as Deb Shops. Torrid also competes with traditional plus size catalogs and web sites, as well as Delias Inc. and Alloy, Inc. which carry both junior and junior plus sizing. Many companies compete for the junior customers and additional competitors may enter into the plus-size female market.

EMPLOYEES

         The Company employed approximately 1,500 full-time and 3,700 part-time employees, which the Company refers to as associates, as of April 10, 2003. Of the Company's 5,200 associates, approximately 475 were corporate headquarters and distribution center personnel, 9 were regional directors, 69 were district managers and 4,647 were store associates. The number of part-time associates fluctuates with seasonal needs. None of the Company's associates are covered by collective bargaining agreements. The Company believes that its relationships with its associates are good.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

         The executive officers and key employees of the Company and their ages at April 10, 2003 are as follows:


        NAME                     AGE                         POSITION
---------------------           ------   ------------------------------------------------------
Elizabeth McLaughlin             42      President, Chief Executive Officer and Director

Gerald Cook                      50      Chief Operating Officer

Patricia Van Cleave              55      Chief Merchandising Officer

James McGinty                    40      Chief Financial Officer and Secretary

Jane Cruz                        43      Senior Vice President, Human Resources

Jay Johnson                      57      Senior Vice President, Strategic Analysis and Investor
                                         Relations

Cindy Levitt                     42      Vice President, General Merchandise Manager

Darrell Kinsley                  40      Vice President, Store Operations

John Neppl                       46      Vice President, Real Estate and Construction

Alain Krakirian                  37      Vice President, Planning and Allocation

Sue McPherson-Spissu             35      Vice President, Distribution Center and Internet

John Horwath                     43      Vice President, Information Technology

George Wehlitz, Jr.              42      Vice President, Controller

Karen Kiefaber                   45      Divisional Vice President and Divisional Merchandise
                                         Manager, Accessories

         ELIZABETH MCLAUGHLIN has served as Chief Executive Officer of the Company since August 2000 and President since February 2000, and has served on the Board since May 2000. From June 1996 through February 2000, Ms. McLaughlin served as Senior Vice President and General Merchandise Manager of the Company. From May 1993 through May 1996, Ms. McLaughlin was the Company's Vice President, Operations. Prior to joining the Company, Ms. McLaughlin held various positions with Millers Outpost and The Broadway. Ms. McLaughlin holds a B.A. degree in Economics from the University of California at Irvine. Ms. McLaughlin is a member of the Board of Visitors for the Anderson School at UCLA.

         GERALD COOK has been Chief Operating Officer of the Company since February 2001. From February 1999 until joining the Company, he was the President and Chief Operating Officer of Travel 2000, Inc. Subsequent to his departing Travel 2000, Inc., that company filed for chapter 11 bankruptcy in March 2001. From 1995 to April 1998, Mr. Cook was Senior Vice President, Operations for The Bombay Company, Inc. and from 1989 to 1995, Mr. Cook was the Vice President, Stores and the Vice President, General Merchandising Manager of Woman's World Stores. Prior to 1989, he held management positions with Barnes & Noble/B Dalton, The Gap Stores and the Limited, Inc. Mr. Cook holds a B.S. degree in Business Administration from the University of Minnesota.

         PATRICIA VAN CLEAVE has been Chief Merchandising Officer of the Company since September 2002. From July 1998 to June 2001, she was the President and
CEO of Sundance Catalog Company. From May 1995 until joining Sundance, she was the President of Cherokee. Prior to joining Cherokee, she was Executive Vice President of Merchandising for apparel, fashion accessories and intimate apparel for The Broadway. She came to The Broadway from The Bon Marche, a Seattle-based division of Federated Department Stores where she was Senior Vice President, General Merchandise Manager of Apparel. Prior to that she held management positions for The Broadway Southwest, John Wanamaker, The May Company and Daytons. Ms. Van Cleave holds a B.S. degree in Business and Textiles from the University of Minnesota.

         JAMES MCGINTY has served as Chief Financial Officer of the Company since February 2001. Mr. McGinty also served as Secretary of the Company since November 2002. Mr. McGinty joined Hot Topic in August 2000 as its Vice President, Finance and was promoted to Chief Financial Officer in February 2001. From July 1996 to July 2000, Mr. McGinty was Vice President-Controller at Victoria's Secret Stores, the leading brand and largest specialty retailer division of the Limited, Inc. From 1984 to 1996, he held various financial and accounting positions within the Structure and Express divisions of the Limited, Inc. Mr. McGinty holds a B.S. degree in Accounting from Miami University in Oxford, Ohio.

         JANE CRUZ joined the Company in August 2001 as Senior Vice President, Human Resources. Ms. Cruz has over 18 years of human resource experience. From July 1996 to July 2001, Ms. Cruz held human resource management positions with Universal Studios' Television and Networks Group, including most recently, Senior Vice President, Human Resources. At Universal Studios her responsibilities included both domestic and international operations. From November 1994 to July 1996, Ms. Cruz was Director, Human Resources of EQE International, an engineering consulting firm. She spent March 1983 through November 1994 in various Human Resources positions with Viacom - Cable Division, including Regional Director, Human Resources. Ms. Cruz has a B.S. in Economics from the University of San Francisco and an M.B.A. from the University of California, Berkeley.

         JAY JOHNSON has served as Senior Vice President, Strategic Analysis and Investor Relations of the Company since February 2001. From May 1995 to February 2001, he was the Chief Financial Officer of the Company. From January 1993 to May 1995, he was Vice President/Chief Financial Officer of Frame-n-Lens Optical, Inc., a national optical retailer then with approximately 300 stores. From July 1978 to July 1992, Mr. Johnson held senior financial management positions at one manufacturing and two retail companies. Mr. Johnson is a Certified Public Accountant. Mr. Johnson holds a B.S. degree in Accounting from the California State University, Northridge.

         CINDY LEVITT has been Vice President, General Merchandise Manager of the Company since February 2000. From June 1996 to February 2000, she served as the Company's Divisional Merchandise Manager, Apparel and Music. Since 1989, Ms. Levitt has held senior buying positions at the Company. Prior to her career at Hot Topic, Ms. Levitt held buying positions at The May Company.

         DARRELL KINSLEY has been Vice President, Store Operations of the Company since February 2000. From June 1998 through February 2000, Mr. Kinsley was the Company's Regional Director for the western United States. From February 1997 through June 1998, he was the Company's Regional Director for the eastern United States. Mr. Kinsley joined the Company in February 1995 as the District Manager for the eastern United States. Mr. Kinsley holds a business management leadership certificate from the Anderson School of Business at the University of California, Los Angeles.

         JOHN NEPPL joined the Company in October 2001 as Vice President, Real Estate and Construction. From January 1995 to September 2001, Mr. Neppl served as Vice-President of Real Estate and Construction for Eastern Mountain Sports, Inc., a specialty retailer based in New Hampshire. Mr. Neppl served as Director of Real Estate at Miller's Outpost/Anchor Blue from October 1987 to December 1994. Mr. Neppl held various financial positions with Mervyn's department stores, a division of Target Corporation, from October 1978 to September 1987. Mr. Neppl received a B.S. in Accounting from Villanova University in 1978.

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

         SUE MCPHERSON-SPISSU was promoted to the Company's Vice President, Distribution Center and Internet in October 2001. Ms. McPherson-Spissu was the Company's Vice-President, Distribution Center from February 2001 to October 2001 and was the Company's Divisional Vice President of Distribution Center from February 2000 to February 2001. From March 1995 to February 2000, she was the Company's Director of the Distribution Center. Ms. McPherson-Spissu joined the Company in 1989 as a store associate in its first store while attending the University of Southern California. Ms. McPherson-Spissu holds a B.S. degree in Business from the University of Southern California.

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

         KAREN KIEFABER has served as Divisional Vice President and Divisional Merchandise Manager, Accessories of the Company since February 2000. Ms. Kiefaber joined the Company in 1993 as the Senior Accessory Buyer. She was the Company's Divisional Merchandise Manager of Accessories from April 1996 to February 2000. Prior to joining the Company, Ms. Kiefaber held buying positions at Jay Jacobs and Nordstrom.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

         To the Company's present knowledge, compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon its operations.


INTERNET WEBSITE

         The Company makes available, free of charge through its investor relations website at www.corporatewindow.com/fl/hott/frame.html, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

                 CERTAIN RISKS RELATED TO THE COMPANY'S BUSINESS

         Before deciding to invest in the Company or to maintain or increase an investment in the Company, readers should carefully consider the risks described below, in addition to the other information contained in this Annual Report on Form 10-K and in the Company's other filings with the SEC, including the Company's Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The risks described below are not the only risks facing the Company. Additional risks not presently known to the Company or that the Company currently deems immaterial may also affect the Company's business. If any of these known or unknown risks actually occur, the Company's business, financial condition and results of operations could be seriously harmed, and the Company's stock price could decline.

         IMPLEMENTATION AND MANAGEMENT OF AGGRESSIVE GROWTH STRATEGY

         The Company's net sales and net income have grown significantly during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, the introduction of new products. Ninety-five of the Company's 445 stores opened as of February 1, 2003 had been open for less than one full year. The Company intends to continue to pursue an aggressive growth strategy for the foreseeable future, and its future operating results will depend largely upon its ability to open and operate stores successfully and to profitably manage a larger business. The Company currently anticipates opening approximately 95 stores, consisting of 70 Hot Topic and 25 Torrid stores, during fiscal 2003, which will result in a significant increase in the number of stores operated by the Company; 10 of these Hot Topic stores and 5 of these Torrid stores have opened as of April 10, 2003. Operation of a greater number of new stores and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by the Company in its existing stores and markets. In addition, as the number of Company stores increases, the Company may face risks associated with market saturation of its products and concepts. There can be no assurance that the Company's expansion will not adversely affect the individual financial performance of the Company's existing stores or its overall results of operations, or that new stores will achieve sales and profitability levels consistent with existing stores.

         In order to manage its planned expansion, among other things, the Company will need to locate suitable store sites; negotiate acceptable lease terms; obtain adequate capital resources on acceptable terms; source sufficient levels of inventory; hire and train store managers and sales associates; and integrate new stores into its existing operations. The Company will also need to continually evaluate the adequacy of its management information and distribution systems. There can be no assurance that the Company will anticipate all of the changing demands that its expanding operations will impose on its business, systems and procedures, and the Company's failure to adapt to such changing demands could have a material adverse effect on the Company's results of operations and financial condition. Further, there can be no assurance that the Company will successfully achieve its expansion targets or, if achieved, that planned expansion will result in profitable operations.

         RISKS ASSOCIATED WITH NEW TORRID CONCEPT

         The Company's ability to expand into new concepts, and in particular its Torrid concept, has not been fully tested. Accordingly, the operation of the Company's Torrid stores and the sale of Torrid merchandise over the Internet are subject to numerous risks, including unanticipated operating problems; lack of experience; lack of customer acceptance; new vendor relationships; competition from existing and new retailers; and diversion of management's attention from the Company's Hot Topic concept. Among other things, the Torrid concept involves implementation of a retail apparel concept which is subject to most of the same risks as the Hot Topic concept, as well as additional risks inherent in a dominantly apparel driven concept, including risks of difficulty in merchandising, uncertainty of customer acceptance, fluctuations in apparel styling and customer tastes, extreme competition with a less differentiated product offering and attendant mark-down risks. The Company may not be able to generate continued customer interest in Torrid stores and products, and the Torrid concept may not be able to support the store or Internet sales formats. Risks inherent in any new concept are particularly acute with respect to Torrid, because this is the first significant new venture by the Company, and the nature of the Torrid business differs in certain respects from that of the Company's Hot Topic business. There can be no assurance that the Company's Torrid stores or website will achieve sales and profitability levels that justify the Company's investment.

         DEPENDENCE ON RELATIONSHIPS WITH MALL OPERATORS AND DEVELOPERS

         Any restrictions on the Company's ability to expand to new store sites or to offer a broad assortment of merchandise could have a material adverse effect on the Company's business, results of operations and financial condition. If the Company's relations with mall operators or developers become strained, or the Company otherwise encounters difficulties in leasing store sites, the Company may not grow as planned, may not reach certain revenue levels and other operating targets.

         FLUCTUATIONS IN COMPARABLE STORE SALES RESULTS

         A variety of factors affect the Company's comparable store sales including, among others, the timing of new music releases and music-related products; music and fashion trends; the general retail sales environment and the effect of the difficult overall economic environment; the Company's ability to efficiently source and distribute products; changes in the Company's merchandise mix; and the Company's ability to execute its business strategy efficiently. The Company's comparable store sales results have fluctuated significantly in the past and the Company believes that such fluctuations may continue. The Company's comparable store sales results for fiscal 1999, 2000, 2001 and 2002 were 22.8%, 16.7%, 3.9% and 5.0%, respectively. The Company's comparable store sales results were (0.5%), 0.6%, 6.3% and 9.7% for the first, second, third and fourth quarters, respectively, of fiscal 2002 and 8.0%, 2.4%, 2.2% and 3.8% for the first, second, third and fourth quarters, respectively, of fiscal 2001. Past comparable store sales results are not an indicator of future results, and there can be no assurance that the Company's comparable store sales results will not decrease in the future. The Company's comparable store sales results could cause the Company's stock price to fluctuate substantially.

         DEPENDENCE ON AND CHANGES IN MUSIC AND FASHION TRENDS

         The Company's financial performance is largely dependent upon the continued popularity of alternative and rock music, Internet, music videos, and MTV and other music television networks among teenagers and college age adults; the emergence of new artists and the success of music releases and music-related products; the continuance of a significant level of teenage spending on music-licensed and music-influenced products; and the Company's ability to anticipate and keep pace with the music, fashion and merchandise preferences of its customers. The popularity of particular types of music, artists, styles and brands is subject to change. The Company's failure to anticipate, identify and react appropriately to changing trends could lead to, among other things, excess inventories and higher markdowns, which could have a material adverse effect on the Company's results of operations and financial condition, and on its image with customers. There can be no assurance that the Company's new products will be met with the same level of acceptance as in the past or that the failure of any new products will not have an adverse material effect on the Company's business, results of operations and financial condition.

         IMPACT OF ECONOMIC CONDITIONS; WAGE RATE STRUCTURE AND BENEFITS

         Certain economic conditions affect the level of consumer spending on merchandise offered by the Company, including, among others, employment levels; salary and wage levels; interest rates; taxation; and consumer confidence in future economic conditions. The Company is also dependent upon the continued popularity of malls as a shopping destination, the ability of mall anchor tenants and other attractions to generate customer traffic, and the development of new malls. A continued slowdown in the United States economy as well as a continued uncertain economic outlook could lower consumer spending levels and cause a decrease in mall traffic or new mall development, each of which would adversely affect the Company's growth, sales results and financial performance.

         Changes in federal and state minimum wage laws or statutory employment regulations could raise wages above current wage rates or change the wage structure of certain of the Company's associates, and competitive factors could require corresponding increases in higher associate wage rates. These factors, as well as continued significant increased benefits cost primarily driven by medical expenses, would increase the Company's expenses and adversely affect results of operations.

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

         The Company's business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school, Halloween and Holiday (defined as the week of Thanksgiving through the first few days of January) seasons, and other periods when schools are not in session. The Holiday season has historically been the Company's single most important selling season. The Company believes, however, that the importance of the summer vacation and back-to-school seasons (which affect operating results in the second and third quarters, respectively) and to a lesser extent, the spring break season (which affects operating results in the first quarter) as well as Halloween (which affects operating results in the third quarter), all reduce the Company's dependence on the Holiday selling season. As is the case with many retailers of apparel, accessories and related merchandise, the Company typically experiences lower net sales in the first fiscal quarter relative to other quarters.

         DEPENDENCE ON KEY VENDORS

         The Company's financial performance depends on its ability to purchase current music-related merchandise in sufficient quantities at competitive prices. Although the Company has many sources of merchandise, substantially all of the Company's music-licensed products are available only from vendors that have exclusive license rights. In addition, many of the Company's music-influenced products are supplied by small, specialized vendors that create unique products primarily for the Company. The Company's smaller vendors generally have limited resources, production capacities and operating histories, and some of the Company's vendors have restricted the distribution of their merchandise in the past. The Company has no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that the Company will be able to acquire desired merchandise in sufficient quantities on terms acceptable to the Company in the future. Any inability to acquire suitable merchandise, or the loss of one or more key vendors, may have a material adverse effect on the Company's business, results of operations and financial condition.

         RISKS ASSOCIATED WITH INTERNET SALES

         The Company sells merchandise over the Internet through the websites hottopic.com and torrid.com. The Company's Internet operations are subject to numerous risks, including, among other things, lack of experience; hiring, retention and training of personnel to conduct the Company's Internet operations; diversion of sales from the Company's stores; rapid technological change, and the need to invest in additional computer hardware and software;

liability for online content; failure of computer hardware and software, including computer viruses, telecommunication failures, online security breaches and similar disruptions; governmental regulation; and credit card fraud. There can be no assurance that the Company's Internet operations will achieve sales and profitability levels that justify the Company's investment.

         UNCERTAINTIES REGARDING IMPLEMENTATION OF NEW INFORMATION SYSTEMS AND SOFTWARE

         During fiscal 1999, after completing an evaluation of its long-term management information system needs, the Company selected new hardware and software for its stores, office and distribution center. The Company implemented the host hardware and software systems at its office and distribution center during the second half of fiscal 2000 and installed certain point-of-sale upgrades at its stores in fiscal 2001. In addition, in fiscal 2002 the Company installed a new Wide Area Network at its locations. If these information systems and software do not work effectively, the Company may experience delays or failures in its operations. These delays or failures could adversely impact the promptness and accuracy of the Company's transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. To manage growth of its operations and personnel, the Company may need to continue to improve its operational and financial systems, transaction processing, procedures and controls, and in doing so, could incur substantial additional expenses.

         DEPENDENCE ON KEY PERSONNEL

         The Company's financial performance depends largely on the efforts and abilities of senior management, especially Elizabeth McLaughlin, the Company's Chief Executive Officer and President, who has been with the Company since 1993. The Company has a $2,000,000 key-person life insurance policy on Ms. McLaughlin. However, the sudden loss of Ms. McLaughlin's services or the services of other members of the Company's management team could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, there can be no assurance that Ms. McLaughlin and the Company's existing management team will be able to manage the Company or its growth or that the Company will be able to attract and retain additional qualified personnel as needed in the future.

         UNCERTAINTIES REGARDING DISTRIBUTION OF MERCHANDISE

         The Company relies upon United Parcel Service for its product shipments, including shipments to and from a significant number of its stores, and, accordingly, is subject to risks, including employee strikes and inclement weather, associated with United Parcel Service's ability to provide delivery services to meet the Company's shipping needs. The Company is also dependent upon temporary associates to adequately staff its distribution facility, particularly during busy periods such as the Holiday season and while multiple stores are opening. There can be no assurance that the Company will continue to receive adequate assistance from its temporary associates, or that there will continue to be sufficient sources of temporary associates.

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

         COMPETITION

         The retail apparel and accessory industry is highly competitive. The Company competes with other retailers for vendors, teenage and college age customers, suitable store locations and qualified associates and management personnel. Hot Topic currently competes with street alternative stores located primarily in metropolitan areas; with other mall-based teenage-focused retailers such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Anchor Blue (Millers Outpost), Charlotte Russe Inc., Claire's Stores, Inc., Delias Inc., Gadzooks, Inc., Old Navy (a division of Gap Inc.), Pacific Sunwear of California, Inc., Spencer Gifts, Inc., The Buckle, The Wet Seal, Inc., Urban Outfitters, Inc.; and, to a lesser extent, with music stores and mail order catalogs and websites. Torrid has additional competitors, such as Alloy, Inc., Deb Shops, Lane Bryant, and plus size departments in department stores and discount stores as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid's products. Many of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company. Direct competition with these and other retailers may increase significantly in the future, which could require the Company, among other things, to lower its prices. Increased competition could have a material adverse effect on the Company's business, results of operations and financial condition.

         EFFECTS OF WAR, TERRORISM OR OTHER CATASTROPHES

         The effects of war or acts of terrorism could have a material adverse effect on the Company's business, operating results and financial condition. The terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce and intensified the uncertainty of the U.S. economy, a condition which has persisted due to recent military actions in Afghanistan and Iraq. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions and create further uncertainties. To the extent that such disruptions or uncertainties negatively impact shopping patterns and/or mall traffic, or adversely affect consumer confidence or the economy in general, the Company's business, operating results and financial condition could be materially and adversely affected.

         In addition, California has recently experienced substantially increased costs of electricity and gas caused by, among other things, disruption in energy supplies. The Company's principal executive offices and a significant number of its stores are located in California. If the Company experiences a sustained disruption in energy supplies, or if electricity and gas costs in California continue to increase, the Company's results of operations could be materially and adversely affected. California is also subject to natural disasters such as earthquakes and floods. A significant natural disaster or other catastrophic event affecting the Company's facilities could have a material adverse impact on its business, financial condition and operating results.

         PRICE VOLATILITY

         The Company's common stock is quoted on the Nasdaq National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could adversely affect the Company's stock price without regard to the Company's financial performance. In addition, the Company believes that factors such as quarterly fluctuations in the Company's financial results and comparable store sales; announcements by other apparel, accessory and gift item retailers; the trading volume of the Company's stock; changes in estimates of the Company's performance by securities analysts; overall economic and political conditions; the condition of the financial markets; and other events or factors could cause the Company's stock price to fluctuate substantially.

         ANTI-TAKEOVER MATTERS; SHAREHOLDER DILUTION

         The Company's Articles of Incorporation and Bylaws contain provisions that may have the effect of delaying, deterring or preventing a takeover of the Company. For instance, the Company's Articles of Incorporation include certain "fair price provisions" generally prohibiting business combinations with controlling or significant shareholders unless certain minimum price or procedural requirements are satisfied, and the Company's Bylaws prohibit shareholder action by written consent. Additionally, the Company's Board of Directors has the authority to issue, without shareholder approval, up to 10,000,000 shares of "blank check" preferred stock having such rights, preferences and privileges as designated by the Board of Directors. The issuance of these shares could have a dilutive effect on the Company's shareholders, and potentially prohibit a takeover of the Company by requiring the preferred shareholders to approve such a transaction.

         The Company also has a significant number of authorized and unissued shares of its common stock available under its Articles of Incorporation. These shares provide the Company with the flexibility to issue its common stock for future business and financial purposes including stock splits, raising capital and providing equity incentives to employees, officers and directors. However, the issuance of these shares by the Company could result in dilution to the Company's shareholders.


ITEM 2.           PROPERTIES

         The Company leases all of the Company's existing store locations, with lease terms expiring between 2003 and 2013. At February 1, 2003, the Company had a total of 784,623 leased store square feet (Hot Topic and Torrid stores) with an average store size of 1,720 square feet (Hot Topic and Torrid stores). The leases for most of the existing stores are for ten-year terms and provide for contingent rent based upon a percent of sales in excess of specified minimums. Leases for future stores will likely include similar contingent rent provisions.

         As of August 1, 2001, the Company doubled the size of its leased headquarters and distribution center facility, located in City of Industry, California, and entered into an amended lease with its existing landlord. Construction to expand the Company's headquarters and distribution center facility was completed during the second quarter of fiscal 2002. The amended lease is for a five-year term (from the beginning of the original lease) and will expire in April 2004. The Company has two options to extend the lease, each for a three-year period. The annual base rent for the initial five-year term is approximately $1,131,900 including the expanded space. The Company believes the property covered by the amended lease will allow for growth of to up to 700 stores.


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

2002 FISCAL YEAR QUARTERS                  HIGH        LOW
                                        ----------------------
First Quarter                             $24.13      $19.83
Second Quarter                            $27.95      $15.27
Third Quarter                             $22.75      $14.86
Fourth Quarter                            $25.01      $20.89

2001 FISCAL YEAR QUARTERS                  HIGH        LOW
                                        ----------------------
First Quarter                             $23.33      $15.46
Second Quarter                            $24.86      $17.01
Third Quarter                             $22.75      $15.00
Fourth Quarter                            $22.97      $16.17

         On April 14, 2003, the last sales price of the Common Stock as reported on the Nasdaq National Market was $23.03 per share. As of April 14, 2003, there were approximately 200 holders of record of the Company's Common Stock. This number does not reflect the actual number of beneficial holders of the Company's Common Stock, which the Company believes to be in excess of 10,750 holders.

         On May 8, 2002, the Company announced that its Board of Directors approved the repurchase of up to an aggregate of 1,000,000 shares of its Common Stock during the period ending January 31, 2003. As of January 31, 2003, the Company had completed the repurchase of 1,000,000 shares of its Common Stock at a cost of $19.7 million, at an average price of $19.70 per common share.

         The Company has not paid any cash dividends since inception and does not anticipate paying any cash dividends in the foreseeable future.

         Equity Compensation Plan information is cross-referenced from Item 12.


ITEM 6.           SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                                              Fiscal Year
                                                                     ---------------------------------------------------------------
                                                                        2002         2001         2000         1999         1998
                                                                        ----         ----         ----         ----         ----
(In thousands, except per share data, number of stores, comparable store sales and sales per square foot)
Statement of Operations Data:
Net sales                                                              $443,250     $336,094     $257,187     $168,949     $103,371
Cost of goods sold, including buying, distribution
    and occupancy costs                                                 273,132      204,993      154,298      103,998       65,855
                                                                       ---------    ---------    ---------    ---------    ---------
Gross margin                                                            170,118      131,101      102,889       64,951       37,516
Selling, general and administrative expenses                            115,634       86,950       67,917       44,749       29,077
                                                                       ---------    ---------    ---------    ---------    ---------
Operating income                                                         54,484       44,151       34,972       20,202        8,439
Interest income, net                                                      1,371        1,884        1,925          933          931
                                                                       ---------    ---------    ---------    ---------    ---------
Income before income taxes                                               55,855       46,035       36,897       21,135        9,370
Provision for income taxes                                               21,225       17,435       13,652        7,634        3,367
                                                                       ---------    ---------    ---------    ---------    ---------
Net income                                                             $ 34,630     $ 28,600     $ 23,245     $ 13,501     $  6,003
                                                                       =========    =========    =========    =========    =========

Net income per share:
    Basic                                                              $   1.10     $   0.92     $   0.78     $   0.49     $   0.21
    Diluted                                                            $   1.05     $   0.86     $   0.72     $   0.46     $   0.20
Weighted average shares outstanding:
    Basic                                                                31,351       30,978       29,668       27,801       28,902
    Diluted                                                              32,850       33,219       32,069       29,392       29,736

Selected Operating Data:
Number of stores at year end                                                445          352          274          212          158
Comparable stores sales increase                                            5.0%         3.9%        16.7%        22.8%         0.4%
Average sales per square foot                                          $    619     $    636     $    669     $    623     $    542
Average sales per store                                                $  1,064     $  1,036     $  1,020     $    909     $    772

Balance Sheet Data:
Cash and short-term investments                                        $ 83,418     $ 71,310     $ 51,288     $ 39,550     $ 26,579
Working capital                                                          90,379       82,370       61,253       37,564       28,432
Total assets                                                            204,786      162,662      118,646       89,022       58,764
Long-term obligations including current portion                             115          218          123          231          120
Shareholders' equity                                                   $160,929     $135,368     $ 99,291     $ 67,278     $ 48,749

                                                          26.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the information contained in the Consolidated Financial Statements and Notes thereto included in Item 8. "Financial Statements and Supplementary Data" in this Form 10-K. These statements have been prepared in conformity with accounting principles generally accepted in the United States and require Management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates.

         GENERAL

         Hot Topic, Inc. and its wholly owned subsidiaries (collectively, the "Company") is a mall-based specialty retailer operating the Hot Topic (includes Hot Topic stores and hottopic.com) and Torrid (includes Torrid stores and torrid.com) concepts. Hot Topic offers a selection of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. In the first half of fiscal 2001 (the fiscal year ended February 2, 2002) the Company launched a second retail concept with the opening of six stores under the trade name Torrid. Torrid offers a selection of apparel, lingerie, shoes and accessories centered around various lifestyles for plus-size young women between the ages of 15 and 29. At the end of fiscal 2002, the Company operated 418 Hot Topic stores and 27 Torrid stores in 48 states and websites hottopic.com and torrid.com.

         The Company considers a store comparable after it has been open for 15 full months. If a store is relocated or expanded by more than 15% in total square footage, it is removed from the comparable store base and, similar to new stores, becomes comparable after 15 full months. At the end of fiscal 2002, 321 of the Company's 418 Hot Topic stores were included in the comparable store base, compared to 255 of the 346 stores open at the end of fiscal 2001. At the end of fiscal 2002, 6 of the Company's 27 Torrid stores were included in the comparable store base.

         The Company operates on a 52 or 53-week fiscal year, which ends on the Saturday nearest to January 31. Fiscal 2002 and 2001 were 52-week years. Fiscal 2000 was a 53-week year.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales and certain store data:

                                                          FISCAL YEAR
                                                 ------------------------------
                                                  2002        2001       2000
                                                  ----        ----       ----
Net sales                                        100.0%      100.0%     100.0%
 Cost of goods sold, including buying,
   distribution & occupancy costs                 61.6%       61.0%      60.0%
                                                 ------      ------     ------
Gross margin                                      38.4%       39.0%      40.0%
Selling, general and administrative expenses      26.1%       25.9%      26.4%
                                                 ------      ------     ------
Operating income                                  12.3%       13.1%      13.6%
Interest income, net                               0.3%        0.6%       0.7%
                                                 ------      ------     ------
Income before income tax                          12.6%       13.7%      14.3%
Provision for income taxes                         4.8%        5.2%       5.3%
                                                 ------      ------     ------
Net income                                         7.8%        8.5%       9.0%
                                                 ======      ======     ======
Number of stores at year end                       445         352        274
Comparable store sales increase                    5.0%        3.9%      16.7%

FISCAL 2002 COMPARED TO FISCAL 2001

         Net sales increased approximately $107.2 million, or 31.9%, to $443.3 million in fiscal 2002 from $336.1 million in fiscal 2001. Net sales for the 74 Hot Topic stores opened during fiscal 2002 and for the other Hot Topic stores not yet qualifying as comparable stores contributed $78.8 million of the net sales increase. Comparable store sales for the Company increased 5.0% in fiscal 2002 and contributed $14.3 million of the increase in net sales. Net sales for the 21 new Torrid stores and for the Torrid stores not yet qualifying as comparable stores operating during fiscal 2002 contributed $9.4 million of the net sales increase. Hottopic.com and torrid.com sales were approximately 1.8% of total Company sales in fiscal 2002 and contributed $4.7 million (including shipping and handling income) of the net sales increase.

         The annual average Hot Topic store volume increased to $1.07 million in fiscal 2002 from $1.04 million in fiscal 2001. Hot Topic sales of apparel category merchandise, as a percentage of total net sales, were 51% in fiscal 2002 compared to 53% in fiscal 2001. The decrease in apparel was primarily due to decreases in men's tops and bottoms partially offset by increases in sales of music-related T-shirts and women's apparel (women's tops and bottoms). The sales mix for Hot Topic in fiscal 2002 saw an increase in sales of accessories merchandise (including gifts, intimate apparel and shoes) to 49% from 47% in fiscal 2001 which contributed to the strong sales performance of accessories merchandise in the third and fourth quarter of fiscal 2002.

         Gross margin increased approximately $39.0 million to $170.1 million in fiscal 2002 from $131.1 million in fiscal 2001. As a percentage of net sales, gross margin decreased to 38.4% in fiscal 2002 from 39.0% in fiscal 2001. The 0.6% reduction in gross margin, as a percentage of net sales, was primarily due to a 0.4% increase in store occupancy expenses and a 0.2% reduction in merchandise margin. The increase in store occupancy costs primarily resulted from higher common area charges and rent expenses. Torrid's larger store size and increased store count resulted in the increase of rent expenses, as a percentage of net sales. The Company's merchandise margin, as a percentage of net sales, was lower in fiscal 2002 compared to fiscal 2001 principally from higher markdowns partially offset by a higher initial markup and lower shrinkage. The higher markdowns were primarily due to markdowns in men's tops and bottoms for Hot Topic and higher Torrid markdowns related to minimum purchases of merchandise required in excess of what was needed for the small store base.

         Selling, general and administrative expenses increased approximately $28.7 million to $115.6 million during fiscal 2002 from $86.9 million during fiscal 2001. As a percentage of net sales, selling, general and administrative expenses were 26.1% for fiscal 2002 compared to 25.9% in fiscal 2001. The total dollar increase in selling, general and administrative expenses was primarily attributable to an increase in the number of retail stores from 352 at the end of fiscal 2001 to 445 at the end of fiscal 2002 and the corresponding additional payroll and other expenses required to support these additional stores. The increase, as a percentage of net sales, was primarily attributable to higher benefits cost, costs associated with the Company implementing a wide area network, and an increase in performance based payroll, partially offset by the leveraging of headquarters expenses.

         Operating income increased approximately $10.3 million to $54.5 million during fiscal 2002 from $44.2 million during fiscal 2001. As a percentage of net sales, operating income was 12.3% in fiscal 2002 compared to 13.1% in fiscal 2001. Operating income on an average store basis was approximately $133,000 in fiscal 2002 as compared to $137,000 in fiscal 2001.

         Net interest income decreased to $1.4 million in fiscal 2002 from $1.9 million in fiscal 2001, principally due to lower interest rates offset in part by the additional interest earned from higher average cash balances.

         The Company's effective tax rate was 38.0% in fiscal 2002 and 37.9% in fiscal 2001. The higher rate for fiscal 2002 is principally attributable to lower tax-exempt interest income as a percentage of pre-tax income, in fiscal 2002 as compared to fiscal 2001 and higher effective state income tax rates in fiscal 2002.

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

         The annual average Hot Topic store volume increased to $1.04 million in fiscal 2001 from $1.02 million in fiscal 2000. The sales mix for Hot Topic in fiscal 2001 saw a slight shift toward apparel and T-shirts, with this category contributing approximately 53% of net sales in 2001 as compared to approximately 51% in 2000.

         The Company experienced lower sales increases during the September 2001 (0.6% comp increase) and October 2001 (4.4% comp decrease) periods. The Company attributes this to reduced mall traffic primarily due to the events of September 11, 2001 relative to the balance of fiscal 2001.

         Gross margin increased approximately $28.2 million to $131.1 million in fiscal 2001 from $102.9 million in fiscal 2000. As a percentage of net sales, gross margin decreased to 39.0% in fiscal 2001 from 40.0% in fiscal 2000. This 1.0% reduction in gross margin was due to a 0.5% increase in store occupancy expenses, a 0.4% reduction in merchandise margin and a 0.1% increase in buying expenses, all as a percentage of net sales. Occupancy expenses were 0.5% higher primarily due to higher common area charges. The 0.4% reduction in merchandise margin was a result of three major factors: merchandise mix changes at Hot Topic from accessories toward increased apparel, with apparel achieving lower overall merchandise margins compared to accessories; the leveraging of markdowns in fiscal 2000 relative to the extra week of sales volume in 2000 compared to 2001 and higher Torrid markdowns. The higher Torrid markdowns were related to minimum purchases of merchandise required in excess of what was needed for the small store base. The remaining 0.1% increase was due to a rise in buying expense, as a percent of net sales, primarily due to the addition of the Torrid merchandising staffing in fiscal 2001.

         Selling, general and administrative expenses increased approximately $19.0 million to $86.9 million during fiscal 2001 from $67.9 million during fiscal 2000. As a percentage of net sales, selling, general and administrative expenses were 25.9% for fiscal 2001 compared to 26.4% in fiscal 2000. The total dollar increase in selling, general and administrative expenses was primarily attributable to an increase in the number of retail stores from 274 at the end of fiscal 2000 to 352 at the end of fiscal 2001 and the corresponding additional payroll and other expenses required to support these additional stores. The decrease, as a percentage of net sales, was primarily attributable to leveraging administrative expenses over the greater sales base in fiscal 2001 and lower store operating expenses resulting from Management's efforts to control such expenses. This leverage was partially offset by higher selling payroll expense as a percentage of sales, due to slightly higher pay rates and increased benefit coverage.

         Operating income increased approximately $9.2 million to $44.2 million during fiscal 2001 from $35.0 million during fiscal 2000. As a percentage of net sales, operating income was 13.1% in fiscal 2001 compared to 13.6% in fiscal 2000. Operating income on an average store basis was approximately $137,000 in fiscal 2001.

         Net interest income was $1.9 million in both fiscal 2001 and fiscal 2000, but it was a lower percentage of sales in fiscal 2001. Average cash balances were higher in fiscal 2001 than in fiscal 2000 but interest rates were significantly lower.

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

         The following table sets forth certain statement of operations and selected operating data for each of the Company's last eight fiscal quarters (13 week periods). The quarterly statement of operations data and selected operating data set forth below were derived from unaudited financial statements of the Company, which in the opinion of Management of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation thereof. Results in any quarter are not necessarily indicative of results that may be achieved for a full year.

    (In thousands, except selected
    operating and per share data)                  FISCAL YEAR 2002                            FISCAL YEAR 2001
                                      ------------------------------------------- -------------------------------------------
                                        FIRST     SECOND      THIRD      FOURTH     FIRST      SECOND     THIRD      FOURTH
                                        -----     ------      -----      ------     -----      ------     -----      ------
STATEMENT OF OPERATIONS DATA:
     Net sales                        $ 79,909    $ 92,473   $122,590   $148,278   $ 62,927   $ 71,944   $ 92,080   $109,143
     Gross margin                       28,457      32,792     46,760     62,109     23,478     26,160     35,930     45,533
     Operating income                    5,530       6,658     15,908     26,388      4,743      6,342     13,236     19,830
     Net income                       $  3,683    $  4,344   $ 10,048   $ 16,555   $  3,347   $  4,279   $  8,507   $ 12,467

 Net income per share:
     Basic                            $   0.12    $   0.14   $   0.32   $   0.53   $   0.11   $   0.14   $   0.27   $   0.40
     Diluted                          $   0.11    $   0.13   $   0.31   $   0.51   $   0.10   $   0.13   $   0.26   $   0.38

Weighted average shares outstanding:
     Basic                              31,473      31,712     31,127     31,093     30,611     30,900     31,104     31,295
     Diluted                            33,315      33,493     32,260     32,334     33,369     33,294     33,120     33,225

SELECTED OPERATING DATA:
     Comparable store sales               (0.5)%       0.6%       6.3%       9.7%       8.0%       2.4%       2.2%       3.8%
     Stores open at end of period          379         415        437        445        296        322        347        352

LIQUIDITY AND CAPITAL RESOURCES

         During the last three fiscal years, the Company's primary uses of cash have been to finance store openings, purchase merchandise inventories, upgrade information systems, and expand its headquarters and distribution center. In addition, during fiscal 2002, the Company used cash to repurchase common shares. The Company has satisfied its cash requirements exclusively from cash flows from operations, and, in earlier years, also from proceeds from the sale of equity securities. The Company maintains a $1.0 million unsecured credit agreement for the purpose of issuing letters of credit. At February 1, 2003, the Company had $0.2 million of outstanding letters of credit under the credit agreement. The letters of credit are primarily used for inventory purchases. At the end of fiscal 2002, the Company had $83.4 million in cash, cash equivalents and short-term investments, an increase of $12.1 million, or 17% compared to the $71.3 million cash, cash equivalents and short-term investments balance at the end of fiscal 2001. Working capital was $90.4 million, $82.4 million and $61.3 million for fiscal 2002, 2001 and 2000, respectively. The increase in working capital for each of these fiscal years was primarily attributable to cash provided by net income.

         Net cash flows provided by operating activities were $55.1 million, $38.7 million, and $19.7 million in fiscal 2002, 2001 and 2000, respectively. The $16.4 million increase in cash flows from operating activities in fiscal 2002 as compared to fiscal 2001 was primarily attributable to the increases in net income, accrued liabilities, depreciation and amortization, and income taxes. These increases in cash flows were offset in part by higher prepaid expenses and other current assets. The significant changes in net cash provided by operating activities were due primarily to the Company's increase in store growth to 445 stores at the end of fiscal 2002 (leases for two stores expired in fiscal 2002 and were not renewed) compared to 352 stores at the end of fiscal 2001.

         Net cash flows used in investing activities were $29.6 million, $40.9 million and $17.4 million in fiscal 2002, 2001 and 2000, respectively. In fiscal 2002, approximately $23.6 million was used for the construction of 74 Hot Topic stores, 21 Torrid stores, expansion and refurbishment of 8 Hot Topic stores and progress payments for construction of stores opening in early fiscal 2003. The Company used approximately $4.9 million for the expansion of its headquarters and distribution center during fiscal 2002. The Company also used approximately $5.4 million for computer hardware and software, which includes relaunching of its websites and wide area network costs at its stores and headquarters during fiscal 2002. The Company opened 95, 79, and 62 stores in fiscal 2002, 2001 and 2000, respectively. Cash flows used in investing activities in fiscal 2002 were offset by $4.3 million due to net proceeds received from the sale of low-risk, short-term investments.

         Net cash flows used in financing activities were $9.1 million in fiscal 2002 compared to net cash flows provided by financing activities of $7.4 million and $8.7 million in fiscal 2001 and 2000, respectively. The $16.5 million decrease in fiscal 2002 compared to fiscal 2001 was due to the repurchase of shares of the Company's Common Stock of $19.7 million offset by proceeds received from the exercise of stock options and employee stock purchases, and tax related benefit from the exercise of stock options of $3.2 million.

         The Company anticipates that it will spend approximately $36 million on capital expenditures in fiscal 2003, including approximately $27 million for stores, $7 million for computer hardware and software and $2 million on its headquarters and distribution center infrastructure. The $27 million for stores is to be used for the construction of 70 Hot Topic stores and 25 Torrid stores, expansion of approximately 10 existing Hot Topic stores and progress payments for early fiscal 2004 new store openings.

         During fiscal 2002, the Company's average capital expenditures for a new Hot Topic store, including leasehold improvements and furniture and fixtures, totaled approximately $193,000, net of landlord allowances. The average initial gross inventory for the new Hot Topic stores opened in 2002 was approximately $111,000 (which was partially financed by trade credit) and the average pre-opening costs for a new Hot Topic store was approximately $20,000. Initial inventory requirements vary at new stores depending on the season and current merchandise trends. The Company expects the average total costs associated with opening a Hot Topic store to be approximately the same in fiscal 2003 as those in fiscal 2002. Torrid stores are planned to be approximately 2,500 square feet compared to Hot Topic stores planned to be approximately 1,800 square feet. The costs associated with opening a new Torrid store will be higher than a Hot Topic store due to the larger size of the Torrid stores. The actual costs that the Company will incur in connection with opening future stores cannot be predicted with precision because such costs will vary based upon, among other things, geographic location, store size, and the extent of the build-out required at the selected sites.

         As of February 1, 2003, the Company's aggregate capital and operating lease obligations through 2013 are approximately $227 million, which includes approximately $30 million for fiscal 2003, $29 million for fiscal 2004, $28 million for fiscal 2005, $28 million for fiscal 2006 and $112 million thereafter. See Note 5 to the Company's Consolidated Financial Statements for additional disclosure related to capital and operating lease obligations.

         During fiscal 2002, the Company repurchased a portion of its shares in the open market. Although no share repurchase program is currently in effect, the Company's Board of Directors may determine it in the best interest of the Company and its shareholders to make additional repurchases in the future.

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

         The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements. For a further discussion on the application of these and other accounting policies, see Note 1 to the Company's audited consolidated financial statements included elsewhere in this report.

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

         REVENUE RECOGNITION: Sales are recognized upon the purchase by customers at the Company's retail store locations and websites, less merchandise returned by customers. The Company provides a reserve for projected merchandise returns based on historical experience. Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption.


INFLATION

         The Company does not believe that inflation has had a material adverse effect on net sales or results of operations. The Company has generally been able to pass on increased costs related to inflation through increases in selling prices.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not a party to any derivative financial instruments. The Company's exposure to market risk relates to changes in interest rates on its investments with maturities of less than three months (which are considered to be cash and cash equivalents) and its short-term investments with maturities in excess of three months. Changes in interest rates affect the investment income earned on those investments.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and notes of the Company listed in Item 15(a) are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See the section entitled "Executive Officers and Key Employees" in Part I, Item 1 hereof for information regarding the Company's executive officers.

         The information required by this item with respect to directors is incorporated by reference to the information appearing under the caption "Election of Directors," contained in the Company's Definitive Proxy Statement which will be filed with the SEC within 120 days of February 1, 2003 pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders to be held on June 12, 2003 (the "2003 Proxy Statement").

         Certain other information required by this item is incorporated by reference to the information appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2003 Proxy Statement.

ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the information appearing under the caption "Executive Compensation" in the 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item is incorporated by reference to the information appearing under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2003 Proxy Statement.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the information appearing under the caption "Certain Transactions" in the 2003 Proxy Statement.

ITEM 14.          CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures

                  Based on their evaluation of the Company's disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective.

         (b)      Changes in Internal Controls

                  There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

         (a)(1)   CONSOLIDATED FINANCIAL STATEMENTS

                  The following consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K:

                                                                                                       PAGE
      Report of Ernst & Young LLP, Independent Auditors......................................          F-1
      Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002................          F-2
      Consolidated Statements of Income for the years ended February 1, 2003, February 2, 2002
               and February 3, 2001..........................................................          F-3
      Consolidated Statements of Shareholders' Equity for the years ended
                   February 1, 2003, February 2, 2002 and February 3, 2001...................          F-4
      Consolidated Statements of Cash Flows for the years ended February 1, 2003, February 2,
               2002 and February 3, 2001.....................................................          F-5
      Notes to Consolidated Financial Statements.............................................          F-6

         (a)(2)   FINANCIAL STATEMENT SCHEDULES

                  All financial statement schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

         (a)(3)   EXHIBITS

                  The exhibits listed under Item 15(c) hereof are filed with, and incorporated by reference into, this Annual Report on Form 10-K. Management contracts or compensatory plans or arrangements required to be filed pursuant to
Item 15(c) are so identified therein.

         (b)      REPORTS ON FORM 8-K

                  Not applicable.

         (C)      EXHIBITS

        EXHIBIT
        NUMBER                    DESCRIPTION OF DOCUMENT
        ------                    -----------------------

          3.1       Amended and Restated Articles of Incorporation. (1)

          3.2       Amended and Restated Bylaws. (3)

          4.1       Reference is made to Exhibits 3.1 and 3.2.

          4.2       Specimen stock certificate. (1)

          10.1a Form of Indemnity Agreement to be entered into between Registrant and its directors and officers. (1)

          10.2a     1996 Equity Incentive Plan (the "1996 Plan"). (1)

          10.3a Form of Nonstatutory Stock Option Agreement of Registrant pursuant to the 1996 Plan. (1)

          10.4a Form of Incentive Stock Option Agreement of Registrant pursuant to the 1996 Plan. (1)

          10.5a     Non-Employee Directors' Stock Option Plan. (1)

          10.6a     Employee Stock Purchase Plan. (1)

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

          10.10 First Amendment to Industrial Real Estate Lease, dated March 19, 2001, by and between Majestic - Fullerton Road, LLC, PFG Fullerton Limited Partnership, and Hot Topic Administration, Inc. (3)

          10.11a Employment Offer Letter dated January 12, 2001, between the Registrant and Gerald Cook. (3)

          10.12a Form of Restricted Stock Bonus Agreement between the Registrant and each of its non-employee directors as of March 7, 2001 (with Robert Jaffe for 1,270 shares, and with each of Bruce Quinnell, Edgar Berner, Andrew Schuon and Corrado Federico for 1,058 shares) and as of September 24, 2001 (with Cynthia Cohen for 785 shares and vesting from September 24, 2001) and as of January 28, 2002 (with W. Scott Hedrick for 412 shares and vesting from January 28,
                    2002). (4)

          10.13a Employment Offer Letter dated June 11, 2001, between the Registrant and Jane Cruz. (5)

          10.14a Employment Offer Letter dated August 14, 2002, between the Registrant and Patricia Van Cleave.

          10.15a Employment Letter dated January 23, 2003, between the Registrant and James McGinty.

          23.1      Consent of Ernst & Young LLP, Independent Auditors.

          24.1      Power of Attorney is contained on the signature page.

          99.1 Certifications, dated April 18, 2003, required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350, as adopted).


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

(4) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 2001 and incorporated herein by reference.

(5) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended February 2, 2002 and incorporated herein by reference.

a        DENOTES MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.

         (d)      FINANCIAL STATEMENT SCHEDULES

                  Reference is made to Item 15(a)(2).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                        HOT TOPIC, INC.

                                        By:  /s/ Elizabeth McLaughlin
                                             ------------------------------
                                                 Elizabeth McLaughlin
                                                 Chief Executive Officer,
                                                 President and Director
                                        April 18, 2003


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Elizabeth McLaughlin and James McGinty, or either of them, his attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         NAME                                 POSITION                          DATE
--------------------------     --------------------------------------     ----------------
/s/ ELIZABETH MCLAUGHLIN       Chief Executive Officer, President and      April 18, 2003
------------------------       Director (PRINCIPAL EXECUTIVE OFFICER)
Elizabeth McLaughlin


/s/ JAMES MCGINTY              Chief Financial Officer (PRINCIPAL          April 18, 2003
------------------------       FINANCIAL OFFICER)
James McGinty


/s/ GEORGE WEHLITZ, JR.        Vice President, Controller (PRINCIPAL       April 18, 2003
------------------------       ACCOUNTING OFFICER)
George Wehlitz, Jr.


/s/ BRUCE QUINNELL             Chairman of the Board                       April 18, 2003
------------------------
Bruce Quinnell


/s/ EDGAR BERNER               Director                                    April 18, 2003
------------------------
Edgar Berner


/s/ CORRADO FEDERICO           Director                                    April 18, 2003
------------------------
Corrado Federico


/s/ ANDREW SCHUON              Director                                    April 18, 2003
------------------------
Andrew Schuon


/s/ CYNTHIA COHEN              Director                                    April 18, 2003
------------------------
Cynthia Cohen


/s/ W. SCOTT HEDRICK           Director                                    April 18, 2003
------------------------
W. Scott Hedrick


                                  CERTIFICATION

I, Elizabeth McLaughlin, certify that:

1. I have reviewed this annual report on Form 10-K of Hot Topic, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "EVALUATION DATE"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 18, 2003


/s/ Elizabeth McLaughlin
------------------------
ELIZABETH MCLAUGHLIN
Chief Executive Officer, President and Director

                                  CERTIFICATION

I, James McGinty, certify that:

1. I have reviewed this annual report on Form 10-K of Hot Topic, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "EVALUATION DATE"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 18, 2003


/s/ James McGinty
-----------------
James McGinty
Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Hot Topic, Inc.

We have audited the accompanying consolidated balance sheets of Hot Topic, Inc. and its subsidiaries as of February 1, 2003 and February 2, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 1, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hot Topic, Inc. and its subsidiaries at February 1, 2003 and February 2, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 1, 2003 in conformity with accounting principles generally accepted in the United States.



                                                           /s/ Ernst & Young LLP


Los Angeles, California
February 28, 2003


                                Hot Topic, Inc. and Subsidiaries
                                   Consolidated Balance Sheets
                              (In thousands, except share amounts)

                                                                FEBRUARY 1,   FEBRUARY 2,
                                                                   2003          2002
                                                                 ---------     ---------
Current assets:
  Cash and cash equivalents                                      $ 50,449      $ 34,072
  Short-term investments                                           32,969        37,238
  Inventory                                                        38,409        29,553
  Prepaid expenses and other                                        7,866         5,435
  Deferred tax assets                                               2,093         1,417
                                                                 ---------     ---------
Total current assets                                              131,786       107,715

Leaseholds, fixtures and equipment, net                            72,146        53,926
Deposits and other                                                    171           174
Deferred tax assets                                                   683           847
                                                                 ---------     ---------

Total assets                                                     $204,786      $162,662
                                                                 =========     =========

Liabilities and shareholders' equity Current liabilities:
Accounts payable                                                 $ 15,407      $ 11,253
  Accrued liabilities                                              19,524        11,966
  Income taxes payable                                              6,453         2,096
  Current portion of obligations under capital leases                  23            30
                                                                 ---------     ---------
Total current liabilities                                          41,407        25,345

Deferred rent                                                       2,358         1,761
Capital lease obligations, less current portion                        92           188

Commitments and contingencies                                          --            --

Shareholders' equity:
Preferred shares, no par value; 10,000,000 shares
 authorized; no shares issued and outstanding                          --            --
Common shares, no par value; 150,000,000 shares authorized;
 31,203,987 and 31,375,064 shares issued and outstanding at
 February 1, 2003 and February 2, 2002, respectively               47,837        56,906
Retained earnings                                                 113,092        78,462
                                                                 ---------     ---------
Total shareholders' equity                                        160,929       135,368
                                                                 ---------     ---------
Total liabilities and shareholders' equity                       $204,786      $162,662
                                                                 =========     =========

See notes to consolidated financial statements.


                                  Hot Topic, Inc. and Subsidiaries
                                  Consolidated Statements of Income
                              (In thousands, except per share amounts)

                                                                   Years ended
                                                    --------------------------------------------
                                                    February 1,     February 2,     February 3,
                                                       2003            2002             2001
                                                    --------------------------------------------
Net sales                                           $ 443,250       $ 336,094       $ 257,187
Cost of goods sold, including buying,
 distribution and occupancy costs                     273,132         204,993         154,298
                                                    ------------------------------------------
Gross margin                                          170,118         131,101         102,889


Selling, general and administrative expenses          115,634          86,950          67,917
                                                    ------------------------------------------
Operating income                                       54,484          44,151          34,972

Interest income                                        (1,390)         (1,912)         (1,955)
Interest expense                                           19              28              30
                                                    ------------------------------------------
Income before income taxes                             55,855          46,035          36,897

Provision for income taxes                             21,225          17,435          13,652
                                                    ------------------------------------------
Net income                                          $  34,630       $  28,600       $  23,245
                                                    ==========================================

Net income per share:
  Basic                                             $    1.10       $    0.92       $    0.78
                                                    ==========================================
  Diluted                                           $    1.05       $    0.86       $    0.72
                                                    ==========================================

Shares used in computing net income per share:
  Basic                                                31,351          30,978          29,668
  Diluted                                              32,850          33,219          32,069


See notes to consolidated financial statements.


                                            Hot Topic, Inc. and Subsidiaries
                                     Consolidated Statements of Shareholders' Equity
                                                     (In thousands)


                                                              Common Shares                                             Total
                                                         ------------------------       Deferred       Retained     Shareholders'
                                                          Shares         Amount       Compensation     Earnings         Equity
                                                         ------------------------------------------------------------------------
BALANCE AT JANUARY 29, 2000                               28,983       $  40,667       $      (7)      $  26,617       $  67,277
  Exercise of stock options                                1,440           4,767              --              --           4,767
  Employee stock purchase plan                                18             143              --              --             143
  Amortization of deferred compensation                       --              --               7              --               7
  Tax benefit from exercise of stock options                  --           3,852              --              --           3,852
  Net income                                                  --              --              --          23,245          23,245
                                                         ------------------------------------------------------------------------
BALANCE AT FEBRUARY 3, 2001                               30,441          49,429              --          49,862          99,291
  Exercise of stock options                                  917           3,680              --              --           3,680
  Employee stock purchase plan                                17             205              --              --             205
  Fractional shares purchased in 3-for-2 stock split -        (6)             --              --              --              (6)
  Tax benefit from exercise of stock options                  --           3,598              --              --           3,598
  Net income                                                  --              --              --          28,600          28,600
                                                         ------------------------------------------------------------------------
BALANCE AT FEBRUARY 2, 2002                               31,375          56,906              --          78,462         135,368
  Exercise of stock options                                  797           4,942              --              --           4,942
  Employee stock purchase plan                                22             418              --              --             418
  Restricted stock awards                                     10             153              --              --             153
  Repurchase of common stock                              (1,000)        (19,700)             --              --         (19,700)
  Tax benefit from exercise of stock options                  --           5,118              --              --           5,118
  Net income                                                  --              --              --          34,630          34,630
                                                         ------------------------------------------------------------------------
BALANCE AT FEBRUARY 1, 2003                               31,204       $  47,837              --       $ 113,092       $ 160,929
                                                         ========================================================================


See notes to consolidated financial statements.


                                       Hot Topic, Inc. and Subsidiaries
                                     Consolidated Statements of Cash Flows
                                                (In thousands)

                                                                         Years ended
                                                           -----------------------------------------
                                                            February 1,    February 2,    February 3,
                                                               2003           2002           2001
                                                           -----------------------------------------
OPERATING ACTIVITIES
Net income                                                  $ 34,630       $ 28,600       $ 23,245
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                             15,309         11,082          8,645
    Deferred rent                                                597            358            299
    Deferred compensation                                         --             --              7
    Deferred taxes                                              (512)        (1,061)        (1,298)
    Loss on disposal of fixed assets                             278            401            501
    Changes in operating assets and liabilities:
      Inventory                                               (8,856)        (8,217)        (5,969)
      Prepaid expenses and other current assets               (2,431)           118         (3,972)
      Deposits and other assets                                    3            (73)           (17)
      Accounts payable                                         4,155          4,620            417
      Accrued liabilities                                      7,558            769          2,178
      Income taxes payable                                     4,357          2,096         (4,289)
                                                            ---------------------------------------
Net cash provided by operating activities                     55,088         38,693         19,747

INVESTING ACTIVITIES
Purchases of property and equipment                          (33,879)       (26,119)       (16,663)
Purchases of short-term investments                          (41,837)       (31,213)       (23,769)
Proceeds from sale of short-term investments                  46,105         16,476         23,059
                                                            ---------------------------------------
Net cash used in investing activities                        (29,611)       (40,856)       (17,373)

FINANCING ACTIVIITIES
Payments on capital lease obligations                            (30)           (28)          (108)
Repurchase of common stock                                   (19,700)            (6)            --
Proceeds from employee stock purchases and exercise of
 stock options, including related tax benefit                 10,630          7,483          8,762
                                                            ---------------------------------------
Net cash provided (used) by financing activities              (9,100)         7,449          8,654
                                                            ---------------------------------------
Increase in cash and cash equivalents                         16,377          5,286         11,028
Cash and cash equivalents at beginning of year                34,072         28,786         17,758
                                                            ---------------------------------------
Cash and cash equivalents at end of year                    $ 50,449       $ 34,072       $ 28,786
                                                            =======================================

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest                      $     19       $     28       $     30
                                                            =======================================
Cash paid during the year for income taxes                  $ 12,317       $ 10,799       $ 17,399
                                                            =======================================
Capital lease obligations entered into for equipment        $     --       $    147       $     --
                                                            =======================================


See notes to consolidated financial statements.

                        Hot Topic, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                February 1, 2003


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Hot Topic, Inc. and its wholly owned subsidiaries (collectively, the "Company") is a mall-based specialty retailer operating the Hot Topic and Torrid store concepts. Hot Topic offers a selection of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. In the first half of fiscal 2001 (the fiscal year ended February 2, 2002) the Company launched a second retail concept with the opening of six stores under the trade name Torrid. Torrid offers a selection of apparel, lingerie, shoes and accessories centered around various lifestyles for plus-size females between the ages of 15 and 29. The Company opened its first Hot Topic store in 1989 and at the end of fiscal 2002 (the fiscal year ended February 1, 2003), the Company operated 418 Hot Topic stores and 27 Torrid stores in 48 states. The Company also maintains two distinct websites, www.hottopic.com ("hottopic.com") and www.torrid.com ("torrid.com") which reflect the Hot Topic and Torrid store concepts and sell certain items of merchandise. The Company has one reportable segment given the similarities of the economic characteristics among the store formats.


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

FISCAL YEAR

The Company's fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 were 52 weeks, 52 weeks and 53 weeks, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of less than three months when purchased to be cash equivalents. The Company is potentially exposed to a concentration of credit risk when cash deposits in banks are in excess of federally insured limits.

SHORT-TERM INVESTEMENTS

Short-term investments with maturities in excess of three months consist primarily of interest bearing tax exempt bonds that are highly liquid, low risk with a minimum credit quality rating of A-1 (Standard and Poor's), SP-1 (Moody's Investor Service) or equivalent, and are available for sale.

INVENTORY

Inventories and related cost of sales are accounted for by the retail method. The cost of inventory is valued at the lower of average cost or market, on a first-in, first-out (FIFO) basis.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost or in the case of capitalized leases, at the present value of future minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (3-10 years). Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or ten years. Expenditures for repairs that do not significantly extend the life of the asset are expensed as incurred.

REVENUE RECOGNITION

Sales are recognized upon the purchase by customers at the Company's retail store locations and websites, less merchandise returned by customers. The Company provides a reserve for projected merchandise returns based on historical experience. Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption.

STORE PRE-OPENING COSTS

Costs incurred in connection with the opening of a new store are expensed as incurred.

SHIPPING AND HANDLING COSTS

The Company classifies shipping and handling cost in costs of goods sold, including buying, distribution and occupancy costs in the accompanying statements of income.

ADVERTISING COSTS

Advertising costs are expensed the first time the event occurs or as incurred. Advertising expenses were $521,000, $334,000 and $323,000 for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

INCOME TAXES

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which prescribes the use of the liability method to compute the difference between the tax basis of assets and liabilities and the related financial reporting amounts using currently enacted tax laws and rates.

NET INCOME PER SHARE

Net income per share has been computed in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings per Share" (see Note 7). A three-for-two stock split became effective February 6, 2002. All share and per share amounts have been restated to reflect the stock split and all previous stock splits.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

LONG-LIVED ASSETS

Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The review is based on comparing the expected undiscounted cash flows to the carrying amount of such assets. If it is determined that the carrying amount of the long-lived assets is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method. At February 1, 2003, the Company believes there has been no impairment of the value of such assets to date.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which establishes accounting and reporting standards for impairment and disposition of long-lived assets, including discontinued operations. SFAS No. 144 became effective for all financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of SFAS No. 144 did not have a significant impact on the Company's results of operations or financial condition.

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees and directors using the intrinsic value method as prescribed by Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" and provides the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As such, compensation expense for stock options issued to employees is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price.


NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide new guidance concerning the transition when a company changes from the intrinsic value method to the fair value method of accounting for employee stock-based compensation cost. SFAS No. 123, as amended by SFAS No. 148, also requires additional disclosure regarding such cost in annual financial statements and interim financial statements. The amendment to SFAS No. 123 is effective for fiscal years ending after December 15, 2002 and effective for interim financial statements beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material impact on its results of operations or financial condition. The Company adopted the disclosure requirements of SFAS No. 148 in the year ended February 1, 2003.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its results of operations or financial condition.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its results of operations or financial condition.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have a material impact on its results of operations or financial condition.

The Company adopted SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", on February 3, 2002. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. SFAS Nos. 141 and 142 require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized, but instead will be subject to an impairment test each reporting period. The adoption of SFAS Nos. 141 and 142 has not had a material impact on Company's results of operations or financial condition. The Company does not have any goodwill or amortization expense related to such goodwill in its financial statements.


2.       LEASEHOLDS, FIXTURES AND EQUIPMENT

Leaseholds, fixtures and equipment are summarized as follows (in thousands):

                                                     February 1,     February 2,
                                                        2003            2002
                                                     ----------      ----------
Furniture, fixtures and equipment                    $  58,597       $  43,482
Leasehold improvements                                  58,322          41,412
                                                     ----------      ----------
                                                       116,919          84,894
Less accumulated depreciation and amortization         (44,773)        (30,968)
                                                     ----------      ----------
                                                     $  72,146       $  53,926
                                                     ==========      ==========

3.       ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                     February 1,     February 2,
                                                        2003            2002
                                                     ----------      ----------
Accrued payroll and related expenses                 $   7,185       $    5,324
Gift cards, gift certificates and
  store merchandise credits                              3,739            1,627
Sales and other taxes payable                            2,169            1,013
Other                                                    6,431            4,002
                                                     ----------      ----------
                                                     $  19,524       $   11,966
                                                     ==========      ===========

4.       BANK CREDIT AGREEMENT

The Company has an unsecured bank credit agreement for $1,000,000, which is used for issuing letters of credit. The credit agreement expires in August 2003, and the Company expects to renew the agreement under similar terms and conditions. The letters of credit are primarily used for inventory purchases. At February 1, 2003, the Company has $186,000 of outstanding letters of credit under the credit agreement.


5.       COMMITMENTS AND CONTINGENTCIES

LEASES

The Company has entered into lease agreements for retail and office space, and equipment under primarily noncancelable leases with terms ranging from approximately three to ten years. The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or 5% to 8% of annual sales volume. Certain of the leases provide for increasing minimum annual rental amounts. Rent expense is recorded on a straight-line basis over the term of the lease. Accordingly, deferred rent, as reflected in the accompanying balance sheets, represents the difference between rent expense accrued and amounts paid under the terms of the lease agreements. Total rent expense for the years ended February 1, 2003, February 2, 2002 and February 3, 2001 was $30,966,000, $21,784,000 and $16,093,000, respectively, including contingent rentals of $3,670,000, $3,164,000 and $2,694,000, respectively.

The Company has leased vehicles under capital lease obligations. Cost and accumulated depreciation of equipment under capital leases were $147,000 and $37,000, respectively, at February 1, 2003, $264,000 and $33,000, respectively, at February 2, 2002 and $160,000 and $53,000, respectively, at February 3, 2001.


Annual future minimum lease payments under operating and capital leases as of February 1, 2003 are as follows (in thousands):
                                                     Operating      Capital
Fiscal year                                            Leases       Leases
------------                                        ------------  ----------

2003                                                $    29,739   $      45
2004                                                     28,745          75
2005                                                     28,541           -
2006                                                     27,991           -
2007                                                     26,544           -
Thereafter                                               85,559           -
                                                    ------------  ----------
Total minimum lease payments                        $   227,119         120
                                                    ============
Less amounts representing interest                                        5
                                                                   ---------
Present value of future minimum capital lease payments                  115
Less amounts due in one year                                             23
                                                                   ---------
Long-term portion of obligations under capital leases              $     92
                                                                   =========


LITIGATION

The Company is involved in various matters of litigation during the ordinary course of business. Management does not believe any such matters will have a material impact on the financial condition or results of operations of the Company.

6.       SHAREHOLDERS' EQUITY

Stock Repurchase
----------------
On May 8, 2002, the Company announced that its Board of Directors approved the repurchase of up to an aggregate of 1,000,000 shares of its common stock during the period ending January 31, 2003. As of January 31, 2003, the Company had completed the repurchase of 1,000,000 shares of its common stock at a cost of $19.7 million, at an average price of $19.70 per common share.

Employee Stock Purchase Plan
----------------------------

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

Equity Incentive and Stock Option Plans
---------------------------------------
Under the Company's 1996 Equity Incentive Plan, the Company may grant stock options, stock bonuses, restricted stock purchase rights and stock appreciation rights to employees, directors or consultants of the Company, as deemed appropriate by the Board of Directors. Under the Company's 1996 Non-Employee Directors' Stock Option Plan and together with the 1996 Equity Incentive Plan (the "Plans"), the Company may grant stock options to non-employee directors of the Company. The exercise price of options granted under the Plans shall be determined by the Board of Directors at the date of grant and shall not be lower than (i) 100% of the fair market value of the Company's common stock on the date of grant for incentive stock options, (ii) 85% of the fair market value of the Company's common stock on the date of grant for non-statutory stock options, and
(iii) 110% of the fair market value of the Company's common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock of the Company. Unless the Board of Directors declares otherwise, options vest over four years and generally expire ten years from the date of grant. An aggregate of 10,830,000 shares of common stock may be issued pursuant to the Plans. During fiscal 2000, the Plans were amended to increase the aggregate number of shares of common stock authorized for issuance by 2,850,000 shares. As of February 1, 2003, 1,410,925 shares were available for future grants. No options, under the Plans, have been granted to consultants.

The Company granted 5,616 and 9,844 shares of restricted common stock in the year ended February 1, 2003 and February 2, 2002, respectively, to non-employee directors under the 1996 Equity Incentive Plan. The 5,616 restricted shares issued in fiscal 2002 will vest in the year ending January 31, 2004 and the 9,844 restricted shares issued in fiscal 2001 vested in the year ended February 1, 2003. All awarded common shares will remain restricted until such time the recipient is no longer a member of the Company's Board of Directors. The value of these grants is expensed over the vesting period and $142,000 and $130,000 was expensed in the years ended February 1, 2003 and February 2, 2002, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2002, 2001 and 2000: weighted average risk-free interest rates of 5% for fiscal 2002 and 2001, and 6% for fiscal 2000; dividend yields of 0%; weighted average volatility factors of the expected market price of the Company's common stock of
0.61 for fiscal 2002 and 2001, and 0.84 for fiscal 2000; and a weighted average expected life of the options of 5 years. The weighted average fair value of options granted during the year are $12.80, $9.21 and $7.49 per share for fiscal 2002, 2001 and 2000, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options, based on the Black-Scholes option pricing model, is amortized to expense over the options' vesting periods. The following is the pro forma information had the fair value method under SFAS No. 123, as amended by SFAS No. 148, been adopted (in thousands, except per share amounts):


                                                Years Ended
                            ----------------------------------------------------
                            February 1, 2003  February 2, 2002  February 3, 2001
                            ----------------  ----------------  ----------------
Net Income
  As reported                     $   34,630       $   28,600       $   23,245
  Add: Stock-based
  compensation expense
  included in reported net
  income, net of related tax
  effects                                 --               --               --

  Deduct: Total stock-based
  compensation expense
  determined under fair value
  method for all awards, net
  of related tax effects              (4,101)          (3,039)          (2,573)
                                  -----------      -----------      -----------
  Pro forma                       $   30,529       $   25,561       $   20,672
                                  ==========       ===========      ===========
Basic earnings per share:
  As reported                     $     1.10       $     0.92       $     0.78
  Pro forma                       $     0.97       $     0.83       $     0.70

Diluted earnings per share:
  As reported                     $     1.05       $     0.86       $     0.72
  Pro forma                       $     0.93       $     0.77       $     0.64

A summary of the Company's stock option activity and related information follows:

                                     February 1, 2003               February 2, 2002               February 3, 2001
                                  -----------------------------  ------------------------------  -----------------------------
                                                   Weighted                       Weighted                        Weighted
                                                   Average                         Average                        Average
                                                   Exercise                       Exercise                        Exercise
                                  Options           Price        Options            Price        Options           Price
                                  -----------------------------  ------------------------------  -----------------------------
Outstanding at beginning of year      3,260,845     $ 8.77           3,749,613      $ 5.02           3,979,686     $ 3.23
Granted                                 929,650     $22.71           1,014,675      $16.35           1,590,150     $ 7.49
Exercised                              (797,019)    $ 6.20            (917,159)     $ 4.01          (1,439,865)    $ 3.31
Canceled                               (142,182)    $16.32            (586,284)     $ 5.36            (380,358)    $ 2.97
                                  -----------------------------  ------------------------------  -----------------------------
Outstanding at end of year            3,251,294     $13.05           3,260,845      $ 8.77           3,749,613     $ 5.02
                                  =============================  ==============================  =============================

Exercisable at end of year            1,333,369     $ 7.59           1,139,881      $ 4.96             768,020     $ 3.49
                                  =============================  ==============================  =============================


Exercise prices for the 3,251,294 options outstanding as of February 1, 2003 ranged from $2.27 to $26.70. The weighted average contractual life of those options is 7.7 years. The following table summarizes information about stock options outstanding as of February 1, 2003:


                                                                            Outstanding Options
                                         -------------------------------------------------------------------------------------------
                                                                 Weighted         Weighted                              Weighted
                                                                  Average         Average                                Average
                                                Number           Exercise       Contractual             Number          Exercise
        Range of Exercise Prices             Outstanding           Price            Life              Exercisable         Price
-----------------------------------------------------------------------------------------------   ----------------------------------
             $2.27 - $4.46                        543,265         $  3.23           5.4                   500,927         $ 3.29
             $5.58 - $9.75                        852,080         $  6.97           7.2                   474,399         $ 6.81
            $10.13 - $16.95                       888,674         $ 14.62           8.0                   336,950         $14.32
            $17.87 - $26.70                       967,275         $ 22.49           9.1                    21,093         $19.87
                                         -----------------------------------------------------    ---------------------------------
             $2.27 - $26.70                     3,251,294         $ 13.05           7.7                 1,333,369         $ 7.59
                                         ======================================================   ==================================


The Company recorded tax benefits associated with the exercise of non-qualified stock options. The tax benefits increased additional paid-in capital and decreased income taxes payable in the amounts of $5,118,000, $3,598,000 and $3,852,000 for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

7.       NET INCOME PER SHARE

The Company computes net income per share pursuant to SFAS No. 128, "Earnings Per Share". Basic net income per share is computed based on the weighted average number of common shares outstanding for the period. Diluted net income per share is computed based on the weighted average number of common shares and potentially dilutive common stock equivalents outstanding for the period.

Reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share for the years ended (in thousands, except per share amounts):

                                         February 1,   February 2,   February 3,
                                            2003          2002           2001
                                         -----------   -----------   -----------
Basic Earnings Per Share Computation:
   Numerator                               $34,630       $28,600       $23,245
   Denominator:
      Weighted average common
       shares outstanding                   31,351        30,978        29,668
                                           --------      --------      --------
      Total shares                          31,351        30,978        29,668
                                           ========      ========      ========
   Basic earnings per share                $  1.10       $  0.92       $  0.78
                                           ========      ========      ========

Diluted Earnings Per Share Computation:
   Numerator                               $34,630       $28,600       $23,245
   Denominator:
      Weighted average common
       shares outstanding                   31,351        30,978        29,668
      Incremental shares from assumed
       conversion of options                 1,499         2,241         2,401
                                           --------      --------      --------
      Total shares                          32,850        33,219        32,069
                                           ========      ========      ========
   Diluted earnings per share              $  1.05       $  0.86       $  0.72
                                           ========      ========      ========

8.       INCOME TAXES

Composition of the provision for income taxes for the years ended (in thousands):

                                    February 1,    February 2,      February 3,
                                       2003           2002             2001
                                   ------------   ------------     ------------
Current:
   Federal                           $ 18,584        $ 15,727        $ 13,093
   State                                2,963           2,769           1,848
                                     ---------       ---------       ---------
                                       21,547          18,496          14,941
                                     ---------       ---------       ---------
Deferred:
   Federal                               (125)           (859)         (1,069)
   State                                 (197)           (202)           (220)
                                     ---------       ---------       ---------
                                         (322)         (1,061)         (1,289)
                                     ---------       ---------       ---------
Total income tax expense             $ 21,225        $ 17,435        $ 13,652
                                     =========       =========       =========


Significant components of the Company's deferred tax assets and liabilities as of (in thousands):

                                                      February 1,    February 2,
                                                         2003           2002
                                                     ------------   ------------
Current deferred tax assets (liabilities):
   Accrued vacation and other                          $   835         $   459
   Inventory                                               496             649
   State taxes                                           1,004             739
   Other liabilities                                      (242)           (430)
                                                       --------        --------
Net current deferred tax assets                          2,093           1,417
                                                       -------         -------
Noncurrent deferred tax assets:
   Depreciation                                            419             202
   Deferred rent                                           264             645
                                                       --------        --------
Total noncurrent deferred tax assets                       683             847
                                                       --------        --------
Net deferred tax assets                                $ 2,776         $ 2,264
                                                       ========        ========

Reconciliation of the provision for income taxes to the statutory tax rate for the years ended:

                                          February 1,   February 2, February 3,
                                              2003         2002        2001
                                           ----------   ----------  ----------

Statutory federal rate                          35.0%        35.0%       35.0%
Permanent differences                           (0.5)        (1.0)       (1.3)
State and local taxes, net of federal
 benefit                                         3.7          3.4         2.7
Other items                                     (0.2)         0.5         0.6
                                           ----------   ----------  ----------
Effective income tax rate                       38.0%        37.9%       37.0%
                                           ==========   ==========  ==========

9.       EMPLOYEE BENEFIT PLAN

Effective January 1, 1995, the Company adopted the Hot Topic 401(k) Retirement Savings Plan (the "401(k) Plan"). All employees who have been employed by the Company for at least one year of service, maintained a minimum of 1,000 hours worked during the year and are at least 21 years of age are eligible to participate. Employees may contribute to the 401(k) Plan up to 25% of their current compensation, subject to a statutorily prescribed annual limit. The Company may at its discretion contribute certain amounts to eligible employees' accounts. The Company has not made any contributions to the 401(k) Plan.