Form 10-Q
period 2003-05-03
HOT TOPIC INC /CA/
filed 2003-06-06
CIK 1017712

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended May 3, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: June 2, 2003 - 31,514,578 shares, no par value.

                                 HOT TOPIC, INC.
                               INDEX TO FORM 10-Q
                                                                        Page No.
                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

        Consolidated Balance Sheets - May 3, 2003 and February 1, 2003         3

        Consolidated Statements of Income for the three months
            ended May 3, 2003 and May 4, 2002                                  4

        Consolidated Statements of Cash Flows for the three months
            ended May 3, 2003 and May 4, 2002                                  5

        Notes to Consolidated Financial Statements                           6-9


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                              10-19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            19

ITEM 4. CONTROLS AND PROCEDURES                                               19


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      20

SIGNATURE PAGE                                                                21
CERTIFICATIONS                                                             22-23

                      PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                Hot Topic, Inc. and Subsidiaries
                                  Consolidated Balance Sheets
                              (in thousands except share amounts)

                                                               May 3, 2003    February 1, 2003
                                                               -------------------------------
                                                               (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                    $   34,389          $   50,449
  Short-term investments                                           37,131              32,969
  Inventory                                                        43,945              38,409
  Prepaid expenses and other                                        8,950               7,866
  Deferred tax assets                                               2,093               2,093
                                                               -------------------------------
Total current assets                                              126,508             131,786

Leaseholds, fixtures and equipment:
  Furniture, fixtures and equipment                                63,259              58,597
  Leasehold improvements                                           62,285              58,322
                                                               -------------------------------
                                                                  125,544             116,919
  Less accumulated depreciation                                    48,997              44,773
                                                               -------------------------------
Net leaseholds, fixtures and equipment                             76,547              72,146
Deposits and other                                                    171                 171
Deferred tax assets                                                   683                 683
                                                               -------------------------------

Total assets                                                   $  203,909          $  204,786
                                                               ===============================

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                             $   15,922          $   15,407
  Accrued liabilities                                              17,272              19,524
  Income taxes payable                                                290               6,453
  Current portion of obligations under capital leases                  22                  23
                                                               -------------------------------
Total current liabilities                                          33,506              41,407

Deferred rent                                                       2,528               2,358
Capital lease obligations, less current portion                        84                  92

Commitments and contingencies                                          --                  --

Shareholders' equity:
Preferred shares, no par value; 10,000,000 shares
  authorized; no shares issued and outstanding                         --                  --
Common shares, no par value; 150,000,000 shares authorized;
  31,421,406 and 31,203,987 shares issued and outstanding at
  May 3, 2003 and February 1, 2003, respectively                   50,289              47,837
Retained earnings                                                 117,502             113,092
                                                               -------------------------------
Total shareholders' equity                                        167,791             160,929
                                                               -------------------------------
Total liabilities and shareholders' equity                     $  203,909          $  204,786
                                                               ===============================


See notes to consolidated financial statements.

                                       3

                        HOT TOPIC, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)
                     (in thousands except per share amounts)


                                                             Three Months Ended
                                                           ---------------------
                                                            May 3,       May 4,
                                                             2003         2002
                                                           ---------------------

Net sales                                                  $100,657     $ 79,909
Cost of goods sold, including buying,
  distribution and occupancy costs                           65,043       51,452
                                                           ---------------------
Gross margin                                                 35,614       28,457


Selling, general and administrative expenses                 28,859       22,927
                                                           ---------------------
Operating income                                              6,755        5,530

Interest income-net                                             358          410
                                                           ---------------------
Income before income taxes                                    7,113        5,940

Provision for income taxes                                    2,703        2,257
                                                           ---------------------
Net income                                                 $  4,410     $  3,683
                                                           =====================

Net income per share:
  Basic                                                    $   0.14     $   0.12
                                                           =====================
  Diluted                                                  $   0.14     $   0.11
                                                           =====================

Shares used in computing net income per share:
  Basic                                                      31,312       31,473
  Diluted                                                    32,378       33,315


See notes to consolidated financial statements.

                        HOT TOPIC, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                            Three Months Ended
                                                           ---------------------
                                                             May 3,      May 4,
                                                             2003         2002
                                                           ---------------------
OPERATING ACTIVITIES
Net income                                                 $  4,410    $  3,683
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                            4,359       3,216
     Tax benefit from exercise of stock options               1,155       1,121
     Deferred rent                                              170         127
     Loss on disposal of fixed assets                            13          69
     Changes in operating assets and liabilities:
       Inventory                                             (5,536)     (6,245)
       Prepaid expenses and other current assets             (1,083)     (1,838)
       Deposits and other assets                                 (1)         (4)
       Accounts payable                                         514       2,051
       Accrued liabilities                                   (2,252)          8
       Income taxes payable                                  (6,163)     (2,096)
                                                           ---------------------
Net cash provided by (used in) operating activities          (4,414)         92

INVESTING ACTIVITIES
Purchases of property and equipment                          (8,773)    (11,602)
Purchases of short-term investments                         (17,985)     (9,922)
Proceeds from sale of short-term investments                 13,823       9,517
                                                           ---------------------
Net cash used in investing activities                       (12,935)    (12,007)

FINANCING ACTIVITIES
Payments on capital lease obligations                            (8)         (9)
Proceeds from employee stock purchases and
  exercise of stock options                                   1,297       1,338
                                                           ---------------------
Net cash provided by financing activities                     1,289       1,329
                                                           ---------------------

Decrease in cash and cash equivalents                       (16,060)    (10,586)
Cash and cash equivalents at beginning of period             50,449      34,072
                                                           ---------------------
Cash and cash equivalents at end of period                 $ 34,389    $ 23,486
                                                           =====================

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                   $     23    $      4
                                                           =====================
Cash paid during the period for income taxes               $  7,743    $  4,366
                                                           =====================


See notes to consolidated financial statements.

                        HOT TOPIC, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Hot Topic, Inc. and its wholly owned subsidiaries (collectively, the "Company") is a mall-based specialty retailer operating the Hot Topic and Torrid store concepts. Hot Topic offers a selection of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. In the first half of fiscal 2001 (the fiscal year ended February 2, 2002) the Company launched a second retail concept with the opening of six stores under the trade name Torrid. Torrid offers a selection of apparel, lingerie, shoes and accessories centered around various lifestyles for plus-size females between the ages of 15 and 29. At the end of the first quarter (May 3, 2003) of fiscal 2003 (the fiscal year ending January 31, 2004), the Company operated 434 Hot Topic stores in 49 states throughout the United States, 34 Torrid stores and websites hottopic.com and torrid.com. The Company has one reportable segment given the similarities of the economic characteristics among the store formats.

The information set forth in these financial statements is unaudited except for the February 1, 2003 Consolidated Balance Sheet. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three months ended May 3, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004. Certain reclassifications have been made to prior year periods to conform to current period presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 2003.

NOTE 2. NET INCOME PER SHARE

The Company computes net income per share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." Basic net income per share is computed based on the weighted average number of common shares outstanding for the period. Diluted net income per share is computed based on the weighted average number of common and potentially dilutive common stock equivalents outstanding for the period. A three-for-two stock split of the Company's common stock became effective February 6, 2002. All share and per share amounts have been restated to reflect the stock split and all previous stock splits effectuated by the Company.

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows (all amounts in thousands except per share amounts):

                                                         Three Months Ended
                                                         ------------------

                                                      May 3, 2003    May 4, 2002
                                                      -----------    -----------
Basic EPS Computation:
Numerator                                             $     4,410    $     3,683

Denominator:
    Weighted average common shares outstanding             31,312         31,473
                                                      -----------    -----------
    Total shares                                           31,312         31,473
                                                      ===========    ===========
Basic EPS                                             $      0.14    $      0.12
                                                      ===========    ===========

Diluted EPS Computation:
Numerator                                             $     4,410    $     3,683

Denominator:
   Weighted average common shares outstanding              31,312         31,473
   Incremental shares from assumed
       conversion of options                                1,066          1,842
                                                      -----------    -----------
   Total shares                                            32,378         33,315
                                                      ===========    ===========
Diluted EPS                                           $      0.14    $      0.11
                                                      ===========    ===========

NOTE 3. SHAREHOLDERS' EQUITY

On May 8, 2002, the Company announced that its Board of Directors approved the repurchase of up to an aggregate of one million shares of its common stock during the period ending January 31, 2003. As of January 31, 2003, the Company had completed the repurchase of one million shares of its common stock at a cost of $19.7 million.

NOTE 4. BANK CREDIT AGREEMENT

The Company has an unsecured bank credit agreement for $1.0 million, which is used for issuing letters of credit. The credit agreement expires in August 2003, and the Company expects to renew the agreement under similar terms. The letters of credit are primarily used for inventory purchases. At May 3, 2003, the Company had $0.6 million of outstanding letters of credit issued under the credit agreement.

NOTE 5. STOCK BASED COMPENSATION

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

                                                          Three Months Ended
                                                      --------------------------
                                                      May 3, 2003    May 4, 2002

Net income
  As reported                                          $   4,410      $   3,683
  Add: Stock-based compensation expense
     included in reported net income, net
     of related tax effects                                   --             --
  Deduct: Total stock-based compensation
     expense determined under fair value
     method for all awards, net of related
     tax effects                                          (1,180)          (933)
                                                       ----------     ----------
  Pro forma                                            $   3,230      $   2,750
                                                       ==========     ==========
Basic earnings per share:
  As reported                                          $    0.14      $    0.12
  Pro forma                                            $    0.10      $    0.09

Diluted earnings per share:
  As reported                                          $    0.14      $    0.11
  Pro forma                                            $    0.10      $    0.08


NOTE 6. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide new guidance concerning the transition when a company changes from the intrinsic value method to the fair value method of accounting for employee stock-based compensation cost. SFAS No. 123, as amended by SFAS No. 148, also requires additional disclosure regarding such cost in annual financial statements and interim financial statements. The amendment to SFAS No. 123 is effective for fiscal years ending after December 15, 2002 and effective for interim financial statements beginning after December 15, 2002. The Company has not adopted the fair value method, as permitted under SFAS No. 148, and continues to account for stock options under APB No. 25. The Company adopted the disclosure requirements of SFAS No. 148 in the year ended February 1, 2003.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on February 2, 2003. The adoption of SFAS No. 146 has not had a material impact on the Company's results of operations or financial condition.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 on February 2, 2003. The adoption of SFAS No. 145 has not had a material impact on the Company's results of operations or financial condition.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on February 2, 2003. The adoption of SFAS No. 143 has not had a material impact on the Company's results of operations or financial condition.

The Company adopted SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", on February 3, 2002. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. SFAS Nos. 141 and 142 require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized, but instead will be subject to an impairment test each reporting period. The adoption of SFAS Nos. 141 and 142 has not had a material impact on the Company's results of operations or financial condition. The Company does not have any goodwill or amortization expense related to such goodwill in its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations, financial condition and liquidity of the Company and other matters should be read in conjunction with the Company's Consolidated Financial Statements and the Notes related thereto.

The Company considers a store comparable after it has been open for 15 full months. If a store is relocated or expanded by more than 15% in total square footage, it is removed from the comparable store base and, similar to new stores, becomes comparable after 15 full months.

RESULTS OF OPERATIONS

Three Months Ended May 3, 2003 Compared to Three Months Ended May 4, 2002
-------------------------------------------------------------------------

Net sales increased $20.8 million, or 26.0%, to $100.7 million during the first quarter of fiscal 2003 from $79.9 million during the first quarter of fiscal 2002. Net sales for the new Hot Topic stores opened during the first quarter of fiscal 2003 and for the other Hot Topic stores not yet qualifying as comparable stores contributed $13.1 million of the net sales increase. Net sales for the new Torrid stores and for the Torrid stores not yet qualifying as comparable stores contributed $4.1 million of the net sales increase. Comparable store sales for the Company increased 2.6% in the first quarter of fiscal 2003 and contributed $1.9 million of the increase in net sales. Hottopic.com and torrid.com sales were approximately 2.7% of total Company sales in the first quarter of fiscal 2003 and contributed $1.7 million (including shipping and handling revenue) of the net sales increase. At the end of the first quarter of fiscal 2003, 340 of the Company's 468 stores (Hot Topic and Torrid) were included in the comparable store base, compared to 261 of the Company's 379 stores (Hot Topic and Torrid) open at the end of the first quarter of fiscal 2002. Sales of apparel and tee-shirt category merchandise, as a percentage of total net sales, were 49.9% in the first quarter of fiscal 2003 compared to 53.0% in the first quarter of fiscal 2002. The decrease in apparel sales mix was due primarily to men's fashion apparel.

Gross margin increased $7.2 million to $35.6 million during the first quarter of fiscal 2003 from $28.4 million during the first quarter of fiscal 2002. As a percentage of net sales, gross margin decreased to 35.4% during the first quarter of fiscal 2003 from 35.6% in the first quarter of fiscal 2002. The 0.2% decrease in gross margin as a percentage of net sales is due primarily to higher store occupancy costs, slightly lower merchandise margins, and higher store depreciation expense partially offset by lower distribution expenses. Store occupancy costs were 0.7% higher as a result of the increases in common area charges and rent expenses. Torrid's larger store size and increased store count resulted in a portion of the increase of rent expenses, as a percentage of net sales. The Company's merchandise margin decreased 0.3% of net sales in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 principally due to higher markdowns and the increased Torrid mix relative to Hot Topic. The decrease in distribution expenses of 0.9% resulted from significant cost savings in freight and labor.

Selling, general and administrative expenses increased $5.9 million, or 25.9%, to $28.8 million during the first quarter of fiscal 2003 compared to $22.9 million during the first quarter of fiscal 2002. Selling, general and administrative expenses were 28.7% of net sales during the first quarter of fiscal 2003, equal as a percentage of net sales to the first quarter of fiscal 2002. The total dollar increase in selling, general and administrative expenses was primarily attributable to an increase in the number of retail stores from 379 at the end of the first quarter of fiscal 2002 to 468 at the end of the first quarter of fiscal 2003 and the corresponding additional payroll and other expenses required to support these additional stores. In the first quarter of 2003, store payroll decreased 0.4%, as a percentage of net sales, as a result of more efficient usage of store payroll hours, somewhat offset by an increase in payroll related to the reclassification of store management to non-exempt status and the resulting overtime expenses. This decrease in store payroll expense was partially offset by a 0.3% increase, as a percentage of net sales, in costs related to the Company's wide area network. The remaining 0.1% increase, as a percentage of net sales, resulted from higher performance based payroll partially offset by leveraging headquarters expenses.

Operating income increased 22.2%, to $6.8 million, during the first quarter of fiscal 2003 from $5.5 million during the first quarter of fiscal 2002. As a percentage of net sales, the operating income was 6.7% in the first quarter of fiscal 2003 compared to 6.9% in the first quarter of fiscal 2002.

Interest income, net, decreased $0.1 million to $0.3 million in the first quarter of fiscal 2003 from $0.4 million in the first quarter of fiscal 2002, due to lower interest rates offset in part by the additional interest earned from higher average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Historically, as well as during the first quarter of fiscal 2003, the Company's primary uses of cash have been to finance store openings and purchase merchandise inventories. The Company historically has satisfied its cash requirements principally from cash flows from operations, and, in earlier years, also from proceeds from the sale of equity securities. The Company maintains a $1.0 million unsecured credit agreement for the purpose of issuing letters of credit. At May 3, 2003, the Company had $0.6 million of outstanding letters of credit under the credit agreement.

Cash flows used in operating activities were $4.4 million in the first quarter of fiscal 2003 and provided $0.1 million in the first quarter of fiscal 2002. The decrease of $4.5 million in cash flows from operating activities in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 resulted primarily from a decrease in income taxes payable, a decrease in accrued liabilities and a decrease in accounts payable. These were partially offset by an increase in depreciation and amortization, a decrease in prepaid expenses, and an increase in net income. The decrease in income taxes payable is primarily due to timing of income tax payments. The decrease in accrued liabilities is primarily due to higher year end bonus payouts and higher gift card redemptions.

Cash flows used in investing activities were $12.9 million and $12.0 million in the first quarter of fiscal 2003 and 2002, respectively. The $0.9 million increase in net cash used in investing activities is due to a net increase ($3.7 million) in the purchases of short-term investments offset by a decrease ($2.8 million) in purchases of property and equipment. Cash flows used in the purchases of property and equipment during the first quarter of fiscal 2003 relate primarily to store openings and purchase of computer hardware and software.

Cash flows provided by financing activities were $1.3 million in the first quarter of fiscal 2003 and 2002. The financing activities were primarily related to the proceeds received from the exercise of stock options.

The Company believes that its current cash balances and cash generated from operations will be sufficient to fund its operations and planned expansion through at least the next 12 months.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, including those related primarily to inventories, long-lived assets and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements. For a further discussion on the application of these and other accounting policies, refer to the notes included in the Company's Annual Report on Form 10-K for the year ended February 1, 2003.

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

         SELF-INSURANCE: The Company is self-insured for medical insurance coverage and workers compensation insurance coverage. Both programs have maximum exposure limits. The Company maintains a liability for estimated claims based on historical claims experience and other actuarial assumptions.

INFLATION

The Company does not believe that inflation has had a material adverse effect on net sales or results of operations. The Company has generally been able to pass on increased costs related to inflation through increases in selling prices.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, expected financial results, the profitability of future sales of the Company's products, new store openings and new store concepts. All forward-looking statements included in this report are based on information available to the Company as of the date hereof and the Company assumes no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include but are not limited to the items discussed under the captions "Certain Risks Related to the Company's Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Item 2.

CERTAIN RISKS RELATED TO THE COMPANY'S BUSINESS

Before deciding to invest in the Company or to maintain or increase an investment in the Company, readers should carefully consider the risks described below, in addition to the other information contained in the Company's Annual Report on Form 10-K and in the Company's other filings with the SEC, including the Company's Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The risks described below are not the only risks facing the Company. Additional risks not presently known to the Company or that the Company currently deems immaterial may also affect the Company's business. If any of these known or unknown risks actually occur, the Company's business, financial condition and results of operations could be seriously harmed, and the Company's stock price could decline.

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

In order to manage its planned expansion, among other things, the Company will need to locate suitable store sites; negotiate acceptable lease terms; obtain adequate capital resources on acceptable terms; source sufficient levels of inventory; hire, train and supervise store management and sales associates; and integrate new stores into its existing operations. The Company will also need to continually evaluate the adequacy of its management information and distribution systems. There can be no assurance that the Company will anticipate all of the changing demands that its expanding operations will impose on its business, systems and procedures, and the Company's failure to adapt to such changing demands could have a material adverse effect on the Company's results of operations and financial condition. Further, there can be no assurance that the Company will successfully achieve its expansion targets or, if achieved, that planned expansion will result in profitable operations.

         RISKS ASSOCIATED WITH NEW TORRID CONCEPT

The Company's ability to expand into new concepts, and in particular its Torrid concept, has not been fully tested. Accordingly, the operation of the Company's Torrid stores and the sale of Torrid merchandise over the Internet are subject to numerous risks, including unanticipated operating problems; lack of experience; lack of customer acceptance; new vendor relationships; competition from existing and new retailers; and diversion of management's attention from the Company's Hot Topic concept. Among other things, the Torrid concept involves implementation of a retail apparel concept which is subject to most of the same risks as the Hot Topic concept, as well as additional risks inherent in a dominantly apparel driven concept, including risks of difficulty in merchandising, uncertainty of customer acceptance, fluctuations in apparel styling and customer tastes, extreme competition with a less differentiated product offering and attendant markdown risks. The Company may not be able to generate continued customer interest in Torrid stores and products, and the Torrid concept may not be able to support the store or Internet sales formats. Risks inherent in any new concept are particularly acute with respect to Torrid, because this is the first significant new venture by the Company. There can be no assurance that the Company's Torrid stores or website will achieve sales and profitability levels that justify the Company's investment.

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

         FLUCTUATIONS IN COMPARABLE STORE SALES RESULTS

A variety of factors affect the Company's comparable store sales including, among others, the timing of new music releases and music-related products; music and fashion trends; the general retail sales environment and the effect of the difficult overall economic environment; the Company's ability to efficiently source and distribute products; changes in the Company's merchandise mix; and the Company's ability to execute its business strategy efficiently. The Company's comparable store sales results have fluctuated significantly in the past and the Company believes that such fluctuations may continue. The Company's comparable store sales results for fiscal 1999, 2000, 2001 and 2002 were 22.8%, 16.7%, 3.9% and 5.0%, respectively. The Company's comparable store sales results were (0.5%), 0.6%, 6.3% and 9.7% for the first, second, third and fourth quarters, respectively, of fiscal 2002 and 8.0%, 2.4%, 2.2% and 3.8% for the first, second, third and fourth quarters, respectively, of fiscal 2001. Past comparable store sales results are not an indicator of future results, and there can be no assurance as to whether Company's comparable store sales results will increase or decrease in the future. The Company's comparable store sales results could cause the Company's stock price to fluctuate substantially.

         DEPENDENCE ON AND CHANGES IN MUSIC AND FASHION TRENDS

The Company's financial performance is largely dependent upon the continued popularity of alternative and rock music, Internet, music videos, MTV and other music television networks among teenagers and college age adults; the emergence of new artists and the success of music releases and music-related products; the continuance of a significant level of teenage spending on music-licensed and music-influenced products; and the Company's ability to anticipate and keep pace with the music, fashion and merchandise preferences of its customers. The popularity of particular types of music, artists, styles and brands is subject to change. The Company's failure to anticipate, identify and react appropriately to changing trends could lead to, among other things, excess inventories and higher markdowns, which could have a material adverse effect on the Company's results of operations and financial condition, and on its image with customers. There can be no assurance that the Company's new products will be met with the same level of acceptance as in the past or that the failure of any new products will not have an adverse material effect on the Company's business, results of operations and financial condition.

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

         UNCERTAINTIES REGARDING INFORMATION SYSTEMS AND SOFTWARE

During fiscal 1999, after completing an evaluation of its long-term management information system needs, the Company selected new hardware and software for its stores, office and distribution center. The Company implemented the host hardware and software systems at its office and distribution center during the second half of fiscal 2000 and installed certain point-of-sale upgrades at its stores in fiscal 2001. In addition, in fiscal 2002 the Company installed a new Wide Area Network at its locations. If these information systems and software do not work effectively, the Company may experience delays or failures in its operations. These delays or failures could adversely impact the timeliness and accuracy of the Company's ability to purchase and distribute merchandise, and sales transaction processing. Additionally, such delays or failures could impact the Company's ability to provide accurate and timely financial accounting and reporting requirements, and the Company's ability to properly forecast earnings and cash requirements. To manage growth of its operations and personnel, the Company may need to continue to improve its operational and financial systems, transaction processing, procedures and controls, and in doing so, could incur substantial additional expenses.

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

         COMPETITION

The retail apparel and accessory industry is highly competitive. The Company competes with other retailers for vendors, teenage and college age customers, suitable store locations and qualified associates and management personnel. Hot Topic currently competes with street alternative stores located primarily in metropolitan areas; with other mall-based teenage-focused retailers such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Anchor Blue (Millers Outpost), Charlotte Russe Inc., Claire's Stores, Inc., Delias Inc., Gadzooks, Inc., Old Navy (a division of Gap Inc.), Pacific Sunwear of California, Inc., Spencer Gifts, Inc., The Buckle, The Wet Seal, Inc., Urban Outfitters, Inc.; and, to a lesser extent, with music stores and mail order catalogs and websites. Torrid has additional competitors, such as Alloy, Inc., Deb Shops, Lane Bryant, and plus-size departments in department stores and discount stores as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid's products. Many of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company. Direct competition with these and other retailers may increase significantly in the future, which could require the Company, among other things, to lower its prices. Increased competition could have a material adverse effect on the Company's business, results of operations and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


ITEM 4.  CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures

                  Based on their evaluation of the Company's disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective.

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

                           PART II. OTHER INFORMATION

ITEMS 1 - 5 ARE NOT APPLICABLE.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

              Exhibit
              Number                Description of Document
              ------                -----------------------

               3.1      Amended and Restated Articles of Incorporation. (1)
               3.2      Amended and Restated Bylaws. (2)
               4.1      Reference is made to Exhibits 3.1 and 3.2.
               4.2      Specimen stock certificate. (1)
               99.1 Certifications, dated June 6, 2003, required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.Css.1350, as adopted).

               (1) Filed as an exhibit to Registrant's Registration
                   Statement on Form SB - 2 (No. 333-5054-LA) and incorporated herein by reference.

               (2) Filed as an exhibit to Registrant's Annual Report on
                   Form 10-K for the year ended February 3, 2001 and incorporated herein by reference.

         (b) Reports on Form 8-K
               Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HOT TOPIC, INC.
                                      (Registrant)

Date:   June 6, 2003                  /s/ Elizabeth McLaughlin
                                      -------------------------------------

                                      Elizabeth McLaughlin
                                      Chief Executive Officer and President
                                      (Principal Executive Officer)


Date:   June 6, 2003                  /s/ James McGinty
                                      -------------------------------------

                                      James McGinty
                                      Chief Financial Officer and Secretary
                                      (Principal Financial Officer)

                                  CERTIFICATION


I, Elizabeth McLaughlin, certify that:

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

Date: June 6, 2003


/s/ Elizabeth McLaughlin
--------------------------------------
Elizabeth McLaughlin
Chief Executive Officer and President

                                  CERTIFICATION



I, James McGinty, certify that:

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

Date: June 6, 2003


/s/ James McGinty
--------------------------------------
James McGinty
Chief Financial Officer and Secretary