Form 10-Q
period 2003-08-02
HOT TOPIC INC /CA/
filed 2003-08-29
CIK 1017712

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended August 2, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: August 26, 2003
- 31,701,835 shares, no par value.

                                 HOT TOPIC, INC.
                               INDEX TO FORM 10-Q

                                                                        Page No.
                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

        Consolidated Balance Sheets - August 2, 2003 and February 1, 2003  3

        Consolidated Statements of Income for the three and six months
            ended August 2, 2003 and August 3, 2002                        4

        Consolidated Statements of Cash Flows for the six months
            ended August 2, 2003 and August 3, 2002                        5

        Notes to Consolidated Financial Statements                         6-9


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                            10-20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         20

ITEM 4. CONTROLS AND PROCEDURES                                            20


                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                21
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   21-22

SIGNATURE PAGE                                                             23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        Hot Topic, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       (in thousands except share amounts)

                                                        August 2, 2003     February 1, 2003
                                                        -----------------------------------
                                                         (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                             $    34,082            $    50,449
  Short-term investments                                     36,175                 32,969
  Inventory                                                  63,985                 38,409
  Prepaid expenses and other                                  9,636                  7,866
  Deferred tax assets                                         2,093                  2,093
                                                        -----------------------------------
Total current assets                                        145,971                131,786

Leaseholds, fixtures and equipment:
  Furniture, fixtures and equipment                          67,840                 58,597
  Leasehold improvements                                     66,633                 58,322
                                                        -----------------------------------
                                                            134,473                116,919
  Less accumulated depreciation                              53,524                 44,773
                                                        -----------------------------------
Net leaseholds, fixtures and equipment                       80,949                 72,146
Deposits and other                                              182                    171
Deferred tax assets                                             683                    683
                                                        -----------------------------------

Total assets                                            $   227,785            $   204,786
                                                        ===================================

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                      $    28,547            $    15,407
  Accrued liabilities                                        18,376                 19,524
  Income taxes payable                                           --                  6,453
  Current portion of obligations under capital leases            19                     23
                                                        -----------------------------------
Total current liabilities                                    46,942                 41,407

Deferred rent                                                 2,708                  2,358
Capital lease obligations, less current portion                  83                     92

Commitments and contingencies                                    --                     --

Shareholders' equity:
Preferred shares, no par value; 10,000,000 shares
  authorized; no shares issued and outstanding                   --                     --
Common shares, no par value; 150,000,000 shares
  authorized; 31,690,165 and 31,203,987 shares
  issued and outstanding at August 2, 2003 and
  February 1, 2003, respectively                             54,659                 47,837
Retained earnings                                           123,393                113,092
                                                        -----------------------------------
Total shareholders' equity                                  178,052                160,929
                                                        -----------------------------------
Total liabilities and shareholders' equity              $   227,785            $   204,786
                                                        ===================================

See notes to consolidated financial statements.

                        Hot Topic, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)
                     (in thousands except per share amounts)

                                                  Three Months Ended     Six Months Ended
                                                 --------------------  --------------------
                                                 August 2,  August 3,  August 2,  August 3,
                                                    2003      2002       2003       2002
                                                 --------------------  --------------------

Net sales                                        $115,728   $ 92,473   $216,386   $172,382
Cost of goods sold, including buying,
  distribution and occupancy costs                 74,087     59,681    139,132    111,133
                                                 --------------------  --------------------
Gross margin                                       41,641     32,792     77,254     61,249

Selling, general and administrative expenses       32,307     26,134     61,165     49,061
                                                 --------------------  --------------------
Operating income                                    9,334      6,658     16,089     12,188

Interest income-net                                   247        349        606        759
                                                 --------------------  --------------------
Income before income taxes                          9,581      7,007     16,695     12,947

Provision for income taxes                          3,691      2,663      6,394      4,920
                                                 --------------------  --------------------
Net income                                       $  5,890   $  4,344   $ 10,301   $  8,027
                                                 ====================  ====================

Net income per share:
     Basic                                       $   0.19   $   0.14   $   0.33   $   0.25
                                                 ====================  ====================
     Diluted                                     $   0.18   $   0.13   $   0.32   $   0.24
                                                 ====================  ====================

Shares used in computing net income per share:
     Basic                                         31,573     31,712     31,442     31,593
     Diluted                                       32,751     33,493     32,555     33,393

See notes to consolidated financial statements.

                        Hot Topic, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                             Six Months Ended
                                                           ---------------------
                                                           August 2,   August 3,
                                                             2003        2002
                                                           ---------------------
OPERATING ACTIVITIES
Net income                                                 $ 10,301    $  8,027
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                            8,946       6,954
     Tax benefit from exercise of stock options               2,759       3,280
     Stock-based compensation                                    90          29
     Deferred rent                                              350         261
     Loss on disposal of fixed assets                           194         135
     Changes in operating assets and liabilities:
          Inventory                                         (25,576)    (20,698)
          Prepaid expenses and other current assets          (1,771)     (4,159)
          Deposits and other assets                             (11)        (13)
          Accounts payable                                   13,140      11,201
          Accrued liabilities                                (1,149)        680
          Income taxes payable                               (6,453)     (2,096)
                                                           ---------------------
Net cash provided by operating activities                       820       3,601

INVESTING ACTIVITIES
Purchases of property and equipment                         (17,943)    (23,079)
Purchases of short-term investments                         (30,528)     (9,921)
Proceeds from sale of short-term investments                 27,323      15,697
                                                           ---------------------
Net cash used in investing activities                       (21,148)    (17,303)

FINANCING ACTIVITIES
Payments on capital lease obligations                           (12)        (17)
Proceeds from employee stock purchases and
  exercise of stock options                                   3,973       3,039
Repurchase of common shares                                      --      (5,221)
                                                           ---------------------
Net cash provided by (used in) financing activities           3,961      (2,199)
                                                           ---------------------

Decrease in cash and cash equivalents                       (16,367)    (15,901)
Cash and cash equivalents at beginning of period             50,449      34,072
                                                           ---------------------
Cash and cash equivalents at end of period                 $ 34,082    $ 18,171
                                                           =====================

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                   $     27    $      7
                                                           =====================
Cash paid during the period for income taxes               $ 10,883    $  5,870
                                                           =====================

See notes to consolidated financial statements.

                        HOT TOPIC, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Hot Topic, Inc. and its wholly owned subsidiaries (collectively, the "Company") is a mall-based specialty retailer operating the Hot Topic and Torrid store concepts. Hot Topic offers a selection of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. In the first half of fiscal 2001 (the fiscal year ended February 2, 2002) the Company launched a second retail concept with the opening of six stores under the trade name Torrid. Torrid offers a selection of apparel, lingerie, shoes and accessories centered around various lifestyles for plus-size females between the ages of 15 and 29. At the end of the second quarter (August 2, 2003) of fiscal 2003 (the fiscal year ending January 31, 2004), the Company operated 457 Hot Topic stores in 49 states and Puerto Rico, 40 Torrid stores and websites hottopic.com and torrid.com. The Company has one reportable segment given the similarities of the economic characteristics among the store formats.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three and six months ended August 2, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004. Certain reclassifications have been made to prior year periods to conform to current period presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 2003.

NOTE 2. NET INCOME PER SHARE

The Company computes net income per share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." Basic net income per share is computed based on the weighted average number of common shares outstanding for the period. Diluted net income per share is computed based on the weighted average number of common and potentially dilutive common stock equivalents outstanding for the period. All share and per share amounts have been restated to reflect all previous stock splits effectuated by the Company. On August 12, 2003, the Company announced a three-for-two split of its common stock, effective September 2, 2003, which has not been reflected in the net income per share calculation.

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows (all amounts in thousands except per share amounts):

                                               Three Months Ended   Six Months Ended
                                               ------------------  ------------------
                                               August 2, August 3, August 2, August 3,
                                                 2003      2002      2003      2002
                                               --------  --------  --------  --------
Basic EPS Computation:
Numerator                                      $ 5,890   $ 4,344   $10,301   $ 8,027
Denominator:
  Weighted average common shares outstanding    31,573    31,712    31,442    31,593
                                               --------  --------  --------  --------
  Total shares                                  31,573    31,712    31,442    31,593
                                               ========  ========  ========  ========
Basic EPS                                      $  0.19   $  0.14   $  0.33   $  0.25
                                               ========  ========  ========  ========
Diluted EPS Computation:
Numerator                                      $ 5,890   $ 4,344   $10,301   $ 8,027
Denominator:
  Weighted average common shares outstanding    31,573    31,712    31,442    31,593
  Incremental shares from assumed
     conversion of options                       1,178     1,781     1,113     1,800
                                               --------  --------  --------  --------
  Total shares                                  32,751    33,493    32,555    33,393
                                               ========  ========  ========  ========
Diluted EPS                                    $  0.18   $  0.13   $  0.32   $  0.24
                                               ========  ========  ========  ========

NOTE 3. SHAREHOLDERS' EQUITY

On May 8, 2002, the Company announced that its Board of Directors approved the repurchase of up to an aggregate of one million shares of its common stock during the period ending January 31, 2003. As of January 31, 2003, the Company had completed the repurchase of one million shares of its common stock at a cost of $19.7 million.

On August 12, 2003, the Company announced that its Board of Directors approved a three-for-two stock split (in the form of a dividend) of its common stock. On the effective date of September 2, 2003, shareholders will receive a dividend of one additional share for every two shares they own at the close of business on the record date of August 21, 2003. All share and per share information presented in this Form 10-Q have not been adjusted to reflect the three-for-two stock split.

NOTE 4. BANK CREDIT AGREEMENT

The Company has increased its unsecured bank credit agreement from $1.0 million to $5.0 million, effective August 2003. The credit agreement will expire in August 2004. Letters of credit are issued under the credit agreement, which are primarily used for inventory purchases. At August 2, 2003, the Company had $0.7 million of outstanding letters of credit issued under the credit agreement.

NOTE 5. STOCK BASED COMPENSATION

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock incentives under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options, based on the Black-Scholes option pricing model, is amortized to expense over the options' vesting periods. The following is the pro forma information had the fair value method under SFAS No. 123, as amended by SFAS No. 148, been adopted (in thousands, except per share amounts):

                                                Three Months Ended          Six Months Ended
                                              -----------------------   ------------------------
                                               August 2,    August 3,    August 2,    August 3,
                                                 2003         2002         2003         2002
                                              ----------   ----------   -----------   ----------
Net income
  As reported                                 $   5,890    $   4,344    $   10,301    $   8,027
  Add: Stock-based compensation expense
    included in reported net income, net of
    related tax effects                              58           18            58           18
  Deduct: Total stock-based compensation
    expense determined under fair value
    method for all awards, net of related
    tax effects                                  (1,461)      (1,179)       (2,640)      (2,088)
                                              ----------   ----------   -----------   ----------
  Pro forma                                   $   4,487    $   3,183    $    7,719    $   5,957
                                              ==========   ==========   ===========   ==========

Basic earnings per share:
   As reported                                $    0.19    $    0.14    $     0.33    $    0.25
   Pro forma                                  $    0.14    $    0.10    $     0.25    $    0.19

Diluted earnings per share:
   As reported                                $    0.18    $    0.13    $     0.32    $    0.24
   Pro forma                                  $    0.14    $    0.10    $     0.24    $    0.18


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

RESULTS OF OPERATIONS

Three Months Ended August 2, 2003 Compared to Three Months Ended August 3, 2002
-------------------------------------------------------------------------------

Net sales increased $23.2 million, or 25.1%, to $115.7 million during the second quarter of fiscal 2003 from $92.5 million during the second quarter of fiscal 2002. Net sales for new Hot Topic stores opened during the second quarter of fiscal 2003 and for the other Hot Topic stores not yet qualifying as comparable stores contributed $12.0 million of the net sales increase. Net sales for new Torrid stores and for Torrid stores not yet qualifying as comparable stores contributed $5.3 million of the net sales increase. Comparable store sales for the Company increased 5.2% in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 and contributed $4.1 million of the increase in net sales. Hottopic.com and torrid.com sales were approximately 2.5% of total Company sales in the second quarter of fiscal 2003 and contributed $1.8 million (including shipping and handling revenue) of the net sales increase. At the end of the second quarter of fiscal 2003, 356 of the Company's 497 stores (Hot Topic and Torrid) were included in the comparable store base, compared to 273 of the Company's 415 stores (Hot Topic and Torrid) open at the end of the second quarter of fiscal 2002. Sales of Hot Topic apparel and tee-shirt category merchandise, as a percentage of total net sales, were 52.4% in the second quarter of fiscal 2003 compared to 51.4% in the second quarter of fiscal 2002. The increase in apparel sales mix was due primarily to men's novelty tee-shirts and men's music-related tee-shirts. These sales increases were offset in part by decreases in men's fashion tops.

Gross margin increased $8.8 million to $41.6 million during the second quarter of fiscal 2003 from $32.8 million during the second quarter of fiscal 2002. As a percentage of net sales, gross margin increased to 36.0% during the second quarter of fiscal 2003 from 35.5% in the second quarter of fiscal 2002. The 0.5% increase in gross margin as a percentage of net sales is due primarily to lower distribution expenses and higher merchandise margins offset by higher store occupancy costs. The decrease in distribution expenses of 0.7% resulted from significant cost savings in freight and labor. The Company's merchandise margin increased 0.2% of net sales in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 principally due to lower markdowns partially offset by lower initial markup and higher shrinkage. Store occupancy and depreciation costs were 0.4% higher as a result of increases in rent expenses and common area charges. Torrid's larger store size and increased store count resulted in a portion of the increase of rent expenses, as a percentage of net sales.

Selling, general and administrative expenses increased $6.2 million, or 23.6%, to $32.3 million during the second quarter of fiscal 2003 compared to $26.1 million during the second quarter of fiscal 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 27.9% in the second quarter of fiscal 2003 compared to 28.3% in the second quarter of fiscal 2002. The total dollar increase in selling, general and administrative expenses was primarily attributable to an increase in the number of retail stores from 415 at the end of the second quarter of fiscal 2002 to 497 at the end of the second quarter of fiscal 2003 and the corresponding additional payroll and other expenses required to support these additional stores. Store payroll decreased 0.8%, as a percentage of net sales, as a result of more efficient usage of store payroll hours, somewhat offset by an increase in store sales bonus. As a percentage of net sales, expenses related to the Company's wide area network increased 0.3%, performance based payroll expenses increased 0.4% and marketing expenses (primarily due to timing of expenditures) increased 0.3% in the second quarter of fiscal 2003. These increases were partially offset by a 0.4% decrease in supplies expense and other store expenses and a 0.2% decrease in pre-opening expenses, as a percentage of net sales.

Operating income increased 40.2%, to $9.3 million, during the second quarter of fiscal 2003 from $6.7 million during the second quarter of fiscal 2002. As a percentage of net sales, operating income was 8.1% in the second quarter of fiscal 2003 compared to 7.2% in the second quarter of fiscal 2002.

Interest income, net, decreased $0.1 million to $0.2 million in the second quarter of fiscal 2003 from $0.3 million in the second quarter of fiscal 2002, due to lower interest rates offset in part by the additional interest earned from higher average cash balances.

Six Months Ended August 2, 2003 Compared to Six Months Ended August 3, 2002
---------------------------------------------------------------------------

Net sales increased $44.0 million, or 25.5%, to $216.4 million during the first six months of fiscal 2003 from $172.4 million during the first six months of fiscal 2002. The increased net sales in the first six months of fiscal 2003 were primarily attributable to an increase in the number of stores, an increase in comparable store sales and an increase in sales generated on the websites hottopic.com and torrid.com as compared to the first six months of fiscal 2002. Net sales for the 137 new and non-comparable stores (Hot Topic and Torrid) contributed $33.3 million of the increase in net sales with the remainder of the increase coming from the comparable stores, the websites hottopic.com and torrid.com and the 4 Hot Topic expanded/relocated stores. Comparable store sales for the Company increased 4.0% in the first six months of fiscal 2003 compared to the first six months of fiscal 2002 and contributed $6.0 million of the increase in net sales. In the first six months of fiscal 2002, comparable store sales increased by 0.1% compared to the first six months of fiscal 2001. Sales of Hot Topic apparel and tee-shirt category merchandise, as a percentage of total net sales, were 51.3% for the first six months of fiscal 2003 compared to 52.1% during the first six months of fiscal 2002. The decrease in apparel sales mix was due primarily to decreases in men's fashion tops offset in part by increases in men's novelty tee-shirts, men's music-related tee-shirts and certain accessory categories.

Gross margin increased approximately $16.1 million to $77.3 million during the first six months of fiscal 2003 from $61.2 million during the first six months of fiscal 2002. As a percentage of net sales, gross margin increased to 35.7% during the first six months of fiscal 2003 from 35.5% in the first six months of fiscal 2002. Distribution expenses were 0.8% lower as compared to the corresponding six months last year primarily as a result of significant cost savings in freight and labor. Occupancy expenses were 0.6% higher as compared to the corresponding six months last year primarily as a result of increases in rent expenses and common area charges. Torrid's larger store size and increased store count resulted in a portion of the increase of rent expenses, as a percentage of net sales.

Selling, general and administrative expenses increased $12.1 million, or 24.7%, to $61.2 million during the first six months of fiscal 2003 compared to $49.1 million during the first six months of fiscal 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 28.3% in the first six months of fiscal 2003 compared to 28.5% in the first six months of fiscal 2002. The total dollar increase in selling, general and administrative expenses is primarily attributable to an increase in the number of retail stores, 497 stores at the end of the second quarter of fiscal 2003 compared to 415 stores at the end of the second quarter of fiscal 2002. The decrease as a percentage of net sales was due primarily to a decrease in store payroll, a decrease in supplies expense and a decrease in pre-opening expenses. The decreases were partially offset by an increase in costs associated with the Company's wide area network and higher performance based payroll.

Operating income increased $3.9 million, or 32%, to $16.1 million during the first six months of fiscal 2003 from $12.2 million during the first six months of fiscal 2002. As a percentage of net sales, operating income was 7.4% in the first six months of fiscal 2003 compared to 7.1% in the first six months of fiscal 2002.

Interest income, net, decreased approximately $0.1 million to $0.6 million in the first six months of fiscal 2003 from $0.7 million in the first six months of fiscal 2002, principally due to lower average interest rates offset in part by the additional interest earned from higher average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Historically, as well as during the first six months of fiscal 2003, the Company's primary uses of cash have been to finance store openings and purchase merchandise inventories. The Company historically has satisfied its cash requirements principally from cash flows from operations, and, in earlier years, also from proceeds from the sale of equity securities. The Company maintains a $5.0 million unsecured credit agreement for the purpose of issuing letters of credit. At August 2, 2003, the Company had $0.7 million of outstanding letters of credit under the credit agreement.

Cash flows provided by operating activities were $0.8 million in the first six months of fiscal 2003 and $3.6 million in the first six months of fiscal 2002. The decrease of $2.8 million in cash flows from operating activities in the first six months of fiscal 2003 compared to the first six months of fiscal 2002 resulted primarily from an increase in inventory and a decrease in income taxes payable. These were partially offset by a decrease in prepaid expenses, an increase in net income and an increase in depreciation and amortization. The significant changes in net cash provided by operating activities were due primarily to the Company's increase in store growth to 497 stores as of August 2, 2003 compared to 415 stores as of August 3, 2002. The decrease in income taxes payable is primarily due to timing of income tax payments.

Cash flows used in investing activities were $21.1 million and $17.3 million in the first six months of fiscal 2003 and 2002, respectively. The $3.8 million increase in net cash used in investing activities is due to a net increase ($9.0 million) in the purchases of short-term investments offset by a decrease ($5.1 million) in purchases of property and equipment. Cash flows used in the purchases of property and equipment during the first six months of fiscal 2003 relate primarily to store openings (52 stores opened in the first six months of fiscal 2003 compared to 63 stores opened in the first six months of fiscal 2002) and purchase of computer hardware and software.

Cash flows provided by financing activities were $4.0 million in the first six months of fiscal 2003 compared to cash flows used in financing activities of $2.2 million in the first six months of fiscal 2002. The financing activities were primarily related to the proceeds received from the exercise of stock options. Also, in the first six months of fiscal 2002 cash was used to repurchase Company common stock.

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

         IMPLEMENTATION AND MANAGEMENT OF AGGRESSIVE GROWTH STRATEGY

The Company's net sales and net income have grown significantly during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, the introduction of new products. The Company intends to continue to pursue an aggressive growth strategy for the foreseeable future, and its future operating results will depend largely upon its ability to open and operate stores successfully and to profitably manage a larger business. The Company currently anticipates opening approximately 105 stores, consisting of 80 Hot Topic and 25 Torrid stores, during fiscal 2003, which will result in a significant increase in the number of stores operated by the Company. Operation of a greater number of new stores and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by the Company in its existing stores and markets. In addition, as the number of Company stores increases, the Company may face risks associated with market saturation of its products and concepts. There can be no assurance that the Company's expansion will not adversely affect the individual financial performance of the Company's existing stores or its overall results of operations, or that new stores will achieve sales and profitability levels consistent with existing stores.

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

         DEPENDENCE ON RELATIONSHIPS WITH MALL OPERATORS AND DEVELOPERS

Any restrictions on the Company's ability to expand to new store sites or to offer a broad assortment of merchandise could have a material adverse effect on the Company's business, results of operations and financial condition. If the Company's relations with mall operators or developers become strained, or the Company otherwise encounters difficulties in leasing store sites, the Company may not grow as planned, and may not reach certain revenue levels and other operating targets.

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

         UNCERTAINTIES REGARDING INFORMATION SYSTEMS AND SOFTWARE

Over the past several years the Company has made improvements to existing hardware and software systems, as well as implemented new systems. The Company continues to implement hardware and software systems at its offices, distribution center and stores to support current operations and future growth. If these hardware and software systems do not work effectively, the Company may experience delays or failures in its operations. These delays or failures could adversely impact the timeliness and accuracy of the Company's ability to purchase and distribute merchandise, and sales transaction processing. Additionally, such delays or failures could impact the Company's ability to provide accurate and timely financial accounting and reporting requirements, and the Company's ability to properly forecast earnings and cash requirements. To manage growth of its operations and personnel, the Company may need to continue to improve its operational and financial systems, transaction processing, procedures and controls, and in doing so, could incur substantial additional expenses.

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


ITEM 4.  CONTROLS AND PROCEDURES

    (a)  Evaluation of Disclosure Controls and Procedures

         Based on their evaluation of the Company's disclosure controls and procedures conducted prior to the date of filing this report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report.

    (b)  Changes in Internal Controls

         There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. After the quarter ended August 2, 2003, the Company implemented new Lawson financial systems. The Company does not believe that the implementation of these new Lawson financial systems has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEMS 1-3 AND 5 ARE NOT APPLICABLE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company (the "Annual Meeting") was held on June 12, 2003 in the City of Industry, California. The Company had 31,420,256 shares of common stock outstanding as of the close of business on April 18, 2003, the record date for the Annual Meeting.

Proposal 1 - Each of the candidates listed below was duly elected to the Board of Directors at the Annual Meeting by the tally indicated.

                  Candidate               Votes in Favor     Votes Withheld
                  ---------               --------------     --------------
               Edgar Berner                 29,710,187          273,205
               Cynthia Cohen                29,764,406          218,986
               Corrado Federico             29,166,711          816,681
               W. Scott Hedrick             29,167,222          816,170
               Elizabeth McLaughlin         29,883,883           99,509
               Bruce Quinnell               29,760,962          222,430
               Andrew Schuon                29,167,956          815,436

Proposal 2 - An amendment to the Company's 1996 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 1,850,000 shares was approved by the tally indicated.

               Votes in Favor             Votes Against     Votes Abstained
               --------------             -------------     ---------------
                 19,437,911                 5,818,373           31,042

Proposal 3 - The selection of Ernst & Young LLP as Independent Auditors of the Company for its fiscal year ending January 31, 2004 was ratified by the tally indicated.

               Votes in Favor             Votes Against     Votes Abstained
               --------------             -------------     ---------------
                 29,444,175                  528,900             10,317

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         (a) Exhibits:
             Exhibit
             Number                Description of Document
             ------                -----------------------

              3.1     Amended and Restated Articles of Incorporation. (1)

              3.2     Amended and Restated Bylaws. (2)

              4.1     Reference is made to Exhibits 3.1 and 3.2.

              4.2     Specimen stock certificate. (1)

              31.1 Certification, dated August 29, 2003, of Registrant's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification, dated August 29, 2003, of Registrant's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certifications, dated August 29, 2003, of Registrant's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C ss. 1350, as adopted).

              (1) Filed as an exhibit to Registrant's Registration Statement on Form SB - 2 (No. 333-5054-LA) and incorporated herein by reference.

              (2) Filed as an exhibit to Registrant's Annual Report on Form
                  10-K for the year ended February 3, 2001 and incorporated herein by reference.

         (b) Reports on Form 8-K

         On May 8, 2003, the Company filed a report on Form 8-K furnishing, under Item 12, information related to its sales for the first quarter of fiscal 2003 (quarter ended May 3, 2003). On May 21, 2003, the Company filed a report on Form 8-K furnishing, under Item 12, information related to its results for the first quarter of fiscal 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HOT TOPIC, INC.
                                       (Registrant)

Date:  August 29, 2003                 /s/ Elizabeth McLaughlin
                                       -------------------------------------

                                       Elizabeth McLaughlin
                                       Chief Executive Officer and President
                                       (Principal Executive Officer)

Date:  August 29, 2003                 /s/ James McGinty
                                       -------------------------------------

                                       James McGinty
                                       Chief Financial Officer and Secretary
                                       (Principal Financial Officer)