Form 10-Q
period 2003-11-01
HOT TOPIC INC /CA/
filed 2003-12-02
CIK 1017712

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended November 1, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date: November 28, 2003 - 47,844,920 shares, no par value.

                                 HOT TOPIC, INC.
                               INDEX TO FORM 10-Q

                                                                        Page No.
                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

        Consolidated Balance Sheets - November 1, 2003 and February
          1, 2003                                                          3

        Consolidated Statements of Income for the three and nine
          months ended November 1, 2003 and November 2, 2002               4

        Consolidated Statements of Cash Flows for the nine months
          ended November 1, 2003 and November 2, 2002                      5

        Notes to Consolidated Financial Statements                        6-9


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                       10-20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        20

ITEM 4. CONTROLS AND PROCEDURES                                          20-21


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  22

SIGNATURES                                                                23

                      PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              Hot Topic, Inc. and Subsidiaries
                                 Consolidated Balance Sheets
                             (in thousands except share amounts)

                                                                November 1,     February 1,
                                                                   2003            2003
                                                               -------------   -------------
                                                                (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                    $     40,385    $     50,449
  Short-term investments                                             56,121          32,969
  Inventory                                                          63,295          38,409
  Prepaid expenses and other                                         11,318           7,866
  Deferred tax assets                                                 2,093           2,093
                                                               -------------   -------------
Total current assets                                                173,212         131,786

Leaseholds, fixtures and equipment:
  Furniture, fixtures and equipment                                  72,195          58,597
  Leasehold improvements                                             71,090          58,322
                                                               -------------   -------------
                                                                    143,285         116,919
  Less accumulated depreciation                                      58,250          44,773
                                                               -------------   -------------
Net leaseholds, fixtures and equipment                               85,035          72,146
Deposits and other                                                      189             171
Deferred tax assets                                                     683             683
                                                               -------------   -------------

Total assets                                                   $    259,119    $    204,786
                                                               =============   =============

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                             $     26,335    $     15,407
  Accrued liabilities                                                25,945          19,524
  Income taxes payable                                                7,050           6,453
  Current portion of obligations under capital leases                    13              23
                                                               -------------   -------------
Total current liabilities                                            59,343          41,407

Deferred rent                                                         2,921           2,358
Capital lease obligations, less current portion                          82              92

Commitments and contingencies                                            --              --

Shareholders' equity:
Preferred shares, no par value; 10,000,000 shares
  authorized; no shares issued and outstanding                           --              --
Common shares, no par value; 150,000,000 shares authorized;
  47,788,563 and 46,805,980 shares issued and outstanding at
  November 1, 2003 and February 1, 2003, respectively                58,263          47,837
Retained earnings                                                   138,664         113,092
Accumulated other comprehensive loss                                   (154)             --
                                                               -------------   -------------
Total shareholders' equity                                          196,773         160,929
                                                               -------------   -------------
Total liabilities and shareholders' equity                     $    259,119    $    204,786
                                                               =============   =============


See notes to consolidated financial statements.

                                             3

                                      HOT TOPIC, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)
                                  (in thousands except per share amounts)

                                                      Three Months Ended            Nine Months Ended
                                                 ----------------------------  ----------------------------
                                                  November 1,    November 2,    November 1,    November 2,
                                                     2003           2002           2003           2002
                                                 ----------------------------  ----------------------------
Net sales                                        $    161,546   $    122,590   $    377,931   $    294,972
Cost of goods sold, including buying,
  distribution and occupancy costs                     98,503         75,830        237,643        186,963
                                                 ----------------------------  ----------------------------
Gross margin                                           63,043         46,760        140,288        108,009


Selling, general and administrative expenses           38,626         30,852         99,782         79,913
                                                 ----------------------------  ----------------------------
Operating income                                       24,417         15,908         40,506         28,096

Interest income-net                                       333            298            939          1,057
                                                 ----------------------------  ----------------------------
Income before income taxes                             24,750         16,206         41,445         29,153

Provision for income taxes                              9,479          6,158         15,873         11,078
                                                 ----------------------------  ----------------------------
Net income                                       $     15,271   $     10,048   $     25,572   $     18,075
                                                 ============================  ============================

Net income per share:
  Basic                                          $       0.32   $       0.22   $       0.54   $       0.38
                                                 ============================  ============================
  Diluted                                        $       0.31   $       0.21   $       0.52   $       0.37
                                                 ============================  ============================

Shares used in computing net income per share:
  Basic                                                47,656         46,691         47,328         47,155
  Diluted                                              49,917         48,390         49,263         49,286


See notes to consolidated financial statements.


                                                     4


                          HOT TOPIC, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                    (Unaudited)
                                   (in thousands)
                                                            Nine Months Ended
                                                      -----------------------------
                                                       November 1,     November 2,
                                                          2003             2002
                                                      -------------   -------------
OPERATING ACTIVITIES
Net income                                            $     25,572    $     18,075
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                          13,820          11,043
     Tax benefit from exercise of stock options              4,318           4,291
     Stock-based compensation                                  135              65
     Deferred rent                                             563             427
     Loss on disposal of fixed assets                          243             193
     Changes in operating assets and liabilities:
       Inventory                                           (24,886)        (16,848)
       Prepaid expenses and other current assets            (3,452)         (3,587)
       Deposits and other assets                               (18)            (14)
       Accounts payable                                     10,928           4,401
       Accrued liabilities                                   6,420           6,074
       Income taxes payable                                    596             877
                                                      -------------   -------------
Net cash provided by operating activities                   34,239          24,997

INVESTING ACTIVITIES
Purchases of property and equipment                        (26,952)        (29,764)
Purchases of short-term investments                        (64,228)        (16,110)
Proceeds from sale of short-term investments                40,923          29,378
                                                      -------------   -------------
Net cash used in investing activities                      (50,257)        (16,496)

FINANCING ACTIVITIES
Payments on capital lease obligations                          (20)            (22)
Proceeds from employee stock purchases and
  exercise of stock options                                  5,974           3,025
Repurchase of common shares                                     --         (19,700)
                                                      -------------   -------------
Net cash provided by (used in) financing activities          5,954         (16,697)
                                                      -------------   -------------

Decrease in cash and cash equivalents                      (10,064)         (8,196)
Cash and cash equivalents at beginning of period            50,449          34,072
                                                      -------------   -------------
Cash and cash equivalents at end of period            $     40,385    $     25,876
                                                      =============   =============

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest              $         29    $          9
                                                      =============   =============
Cash paid during the period for income taxes          $     10,991    $      6,451
                                                      =============   =============


See notes to consolidated financial statements.

                                         5

                        HOT TOPIC, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Hot Topic, Inc. and its wholly owned subsidiaries (collectively, the "Company") is a mall-based specialty retailer operating the Hot Topic and Torrid store concepts. Hot Topic offers a selection of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. In the first half of fiscal 2001 (the fiscal year ended February 2, 2002) the Company launched a second retail concept with the opening of six stores under the trade name Torrid. Torrid offers a selection of apparel, lingerie, shoes and accessories centered around various lifestyles for plus-size females between the ages of 15 and 29. At the end of the third quarter (November 1, 2003) of fiscal 2003 (the fiscal year ending January 31, 2004), the Company operated 491 Hot Topic stores in 49 states and Puerto Rico, 49 Torrid stores and websites hottopic.com and torrid.com. The Company has one reportable segment given the similarities of the economic characteristics among the store formats.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three and nine months ended November 1, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004.

Certain reclassifications have been made to prior year periods to conform to current period presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 2003.

NOTE 2. NET INCOME PER SHARE

The Company computes net income per share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." Basic net income per share is computed based on the weighted average number of common shares outstanding for the period. Diluted net income per share is computed based on the weighted average number of common and potentially dilutive common stock equivalents outstanding for the period. A three-for-two stock split of the Company's common stock became effective September 2, 2003. All share and per share amounts have been restated to reflect this stock split and all previous stock splits effectuated by the Company.

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows (all amounts in thousands except per share amounts):

                                                   Three Months Ended          Nine Months Ended
                                               --------------------------  --------------------------
                                               November 1,   November 2,   November 1,   November 2,
                                                   2003          2002          2003          2002
                                               ------------  ------------  ------------  ------------
Basic EPS Computation:
Numerator                                      $    15,271   $    10,048   $    25,572   $    18,075
Denominator:
  Weighted average common shares outstanding        47,656        46,691        47,328        47,155
                                               ------------  ------------  ------------  ------------
  Total shares                                      47,656        46,691        47,328        47,155
                                               ============  ============  ============  ============
Basic EPS                                      $      0.32   $      0.22   $      0.54   $      0.38
                                               ============  ============  ============  ============
Diluted EPS Computation:
Numerator                                      $    15,271   $    10,048   $    25,572   $    18,075
Denominator:
  Weighted average common shares outstanding        47,656        46,691        47,328        47,155
  Incremental shares from assumed
     conversion of options                           2,261         1,699         1,935         2,131
                                               ------------  ------------  ------------  ------------
  Total shares                                      49,917        48,390        49,263        49,286
                                               ============  ============  ============  ============
Diluted EPS                                    $      0.31   $      0.21   $      0.52   $      0.37
                                               ============  ============  ============  ============

NOTE 3. OTHER COMPREHENSIVE INCOME (LOSS)

Other Comprehensive Loss items consist of fluctuations in the fair market value of certain short-term investments. Other Comprehensive Income was lower than net income for the nine months ended November 1, 2003 as a result of Other Comprehensive Loss items aggregating $154,000. Other Comprehensive Loss items are reported in the Shareholders' Equity section of the Consolidated Balance Sheet.

NOTE 4. SHAREHOLDERS' EQUITY

On May 8, 2002, the Company announced that its Board of Directors approved the repurchase of up to an aggregate of one million shares of its common stock during the period ending January 31, 2003. As of January 31, 2003, the Company had completed the repurchase of one million shares of its common stock at a cost of $19.7 million.

On August 12, 2003, the Company announced that its Board of Directors approved a three-for-two stock split (in the form of a dividend) of its common stock. On the effective date of September 2, 2003, shareholders received a dividend of one additional share for every two shares they owned at the close of business on the record date of August 21, 2003.

NOTE 5. BANK CREDIT AGREEMENT

The Company has increased its unsecured bank credit agreement from $1.0 million to $5.0 million, effective August 2003. The credit agreement will expire in August 2004. Letters of credit are issued under the credit agreement, which are primarily used for inventory purchases. At November 1, 2003, the Company had $0.8 million of outstanding letters of credit issued under the credit agreement.

NOTE 6. STOCK-BASED COMPENSATION

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

                                                   Three Months Ended          Nine Months Ended
                                               --------------------------  --------------------------
                                               November 1,   November 2,   November 1,   November 2,
                                                   2003          2002          2003          2002
                                               ------------  ------------  ------------  ------------
Net income
  As reported                                  $    15,271   $    10,048   $    25,572   $    18,075
  Add:  Stock-based compensation expense
     included in reported net income, net of
     related tax effects                                28            22            83            40
  Deduct:  Total stock-based compensation
     expense determined under fair value
     method for all awards, net of related
     tax effects                                    (1,286)       (1,077)       (3,787)       (3,093)
                                               ------------  ------------  ------------  ------------
  Pro forma                                    $    14,013   $     8,993   $    21,868   $    15,022
                                               ============  ============  ============  ============
Basic earnings per share:
   As reported                                 $      0.32   $      0.22   $      0.54   $      0.38
   Pro forma                                   $      0.29   $      0.19   $      0.46   $      0.32

Diluted earnings per share:
   As reported                                 $      0.31   $      0.21   $      0.52   $      0.37
   Pro forma                                   $      0.28   $      0.19   $      0.44   $      0.30


NOTE 7. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide additional guidance concerning the transition when a company changes from the intrinsic value method to the fair value method of accounting for employee stock-based compensation cost. SFAS No. 123, as amended by SFAS No. 148, also requires additional disclosure regarding such cost in annual financial statements and interim financial statements. The Company has not adopted the fair value method, as permitted under SFAS No. 148, and continues to account for stock options under APB No. 25. The Company adopted the disclosure requirements of SFAS No. 148 in the year ended February 1, 2003.

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

RESULTS OF OPERATIONS

Three Months Ended November 1, 2003 Compared to Three Months Ended November 2, 2002
--------------------------------------------------------------------------------

Net sales increased $38.9 million, or 31.8%, to $161.5 million during the third quarter of fiscal 2003 from $122.6 million during the third quarter of fiscal 2002. Net sales for new Hot Topic stores opened during the third quarter of fiscal 2003 and for the other Hot Topic stores not yet qualifying as comparable stores contributed $19.4 million of the net sales increase. Comparable store sales for the Company increased 10.8% in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 and contributed $11.7 million of the increase in net sales. Net sales for new Torrid stores and for Torrid stores not yet qualifying as comparable stores contributed $5.4 million of the net sales increase. Hottopic.com and torrid.com sales were approximately 2.5% of total Company net sales in the third quarter of fiscal 2003 and contributed $2.2 million (including shipping and handling revenue) of the net sales increase. The remainder of the net sales increase ($0.2 million) came from the 4 Hot Topic expanded/relocated stores. At the end of the third quarter of fiscal 2003, 399 of the Company's 540 stores (Hot Topic and Torrid) were included in the comparable store base, compared to 302 of the Company's 437 stores (Hot Topic and Torrid) open at the end of the third quarter of fiscal 2002. Sales of Hot Topic apparel and tee-shirt category merchandise, as a percentage of total net sales, were 55.2% in the third quarter of fiscal 2003 compared to 53.6% in the third quarter of fiscal 2002. The increase in apparel and tee-shirt sales mix was due primarily to men's novelty tee-shirts and men's music-related tee-shirts, partially offset by decreases in women's apparel, men's fashion tops and men's bottoms.

Gross margin increased $16.2 million to $63.0 million during the third quarter of fiscal 2003 from $46.8 million during the third quarter of fiscal 2002. As a percentage of net sales, gross margin increased to 39.0% during the third quarter of fiscal 2003 from 38.1% in the third quarter of fiscal 2002. Store depreciation and occupancy expenses were lower, 0.3% and 0.2%, respectively, in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 as a result of leverage gained from higher comparable store sales. This decrease was partially offset by increases in rent expenses and common area charges for Torrid stores due to their larger store size as compared to Hot Topic stores. The Company's merchandise margin increased 0.1% of net sales in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 principally due to lower markdowns partially offset by lower initial markup. The decrease in distribution expenses and buying costs of 0.3% for the third quarter of fiscal 2003 resulted from significant cost savings in freight and leveraging of buying costs.

Selling, general and administrative expenses increased $7.7 million, or 25.2%, to $38.6 million during the third quarter of fiscal 2003 compared to $30.9 million during the third quarter of fiscal 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 23.9% in the third quarter of fiscal 2003 compared to 25.2% in the third quarter of fiscal 2002. The total dollar increase in selling, general and administrative expenses was primarily attributable to an increase in the number of retail stores from 437 at the end of the third quarter of fiscal 2002 to 540 at the end of the third quarter of fiscal 2003 and the corresponding additional payroll and other expenses required to support these additional stores. The decrease as a percentage of net sales (1.3%) was due primarily to a decrease in store payroll (0.8%), store supplies (0.1%), store telephone (0.1%) and the leveraging of headquarters expenses (0.4%), partially offset by higher store pre-opening costs (0.1%).

Operating income increased 53.5%, to $24.4 million, during the third quarter of fiscal 2003 from $15.9 million during the third quarter of fiscal 2002. As a percentage of net sales, operating income was 15.1% in the third quarter of fiscal 2003 compared to 13.0% in the third quarter of fiscal 2002.

Interest income-net, as a percentage of net sales, was flat compared to the third quarter of fiscal 2002, due to lower average interest rates offset in part by the additional interest earned from higher average cash balances.

Nine Months Ended November 1, 2003 Compared to Nine Months Ended November 2,
2002
--------------------------------------------------------------------------------

Net sales increased $82.9 million, or 28.1%, to $377.9 million during the first nine months of fiscal 2003 from $295.0 million during the first nine months of fiscal 2002. The increased net sales in the first nine months of fiscal 2003 were primarily attributable to an increase in the number of stores, an increase in comparable store sales and an increase in sales generated on the websites hottopic.com and torrid.com as compared to the first nine months of fiscal 2002. Net sales for the 137 new and non-comparable stores (Hot Topic and Torrid) contributed $58.1 million of the increase in net sales with the remainder of the increase coming from the comparable stores, the websites hottopic.com and torrid.com and the 4 Hot Topic expanded/relocated stores. Comparable store sales for the Company increased 6.8% in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002 and contributed $17.7 million of the increase in net sales. In the first nine months of fiscal 2002, comparable store sales increased by 2.6% compared to the first nine months of fiscal 2001. Sales of Hot Topic apparel and tee-shirt category merchandise, as a percentage of total net sales, were 53.0% for the first nine months of fiscal 2003 compared to 52.8% during the first nine months of fiscal 2002. The increase in apparel and tee-shirt sales mix was due primarily to increase in men's novelty tee-shirts and men's music-related tee-shirts. These sales increases were offset in part by decreases in women's apparel, men's fashion tops and men's bottoms.

Gross margin increased approximately $32.3 million to $140.3 million during the first nine months of fiscal 2003 from $108.0 million during the first nine months of fiscal 2002. As a percentage of net sales, gross margin increased to 37.1% during the first nine months of fiscal 2003 from 36.6% in the first nine months of fiscal 2002. Distribution expenses and buying costs were 0.6% lower as compared to the corresponding nine months last year primarily as a result of significant cost savings in freight and labor, and leveraging of buying costs. Store occupancy and depreciation expenses were 0.1% higher as compared to the corresponding nine months last year primarily as a result of Torrid's larger store size as compared to Hot Topic stores and Torrid's increased store count.

Selling, general and administrative expenses increased $19.9 million, or 24.9%, to $99.8 million during the first nine months of fiscal 2003 compared to $79.9 million during the first nine months of fiscal 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 26.4% in the first nine months of fiscal 2003 compared to 27.1% in the first nine months of fiscal 2002. The total dollar increase in selling, general and administrative expenses is primarily attributable to an increase in the number of retail stores, 540 stores at the end of the third quarter of fiscal 2003 compared to 437 stores at the end of the third quarter of fiscal 2002. The decrease as a percentage of net sales was due primarily to a decrease in store payroll.

Operating income increased $12.4 million, or 44.2%, to $40.5 million during the first nine months of fiscal 2003 from $28.1 million during the first nine months of fiscal 2002. As a percentage of net sales, operating income was 10.7% in the first nine months of fiscal 2003 compared to 9.5% in the first nine months of fiscal 2002.

Interest income-net, decreased to $0.9 million in the first nine months of fiscal 2003 from $1.1 million in the first nine months of fiscal 2002, principally due to lower average interest rates offset in part by the additional interest earned from higher average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Historically, as well as during the first nine months of fiscal 2003, the Company's primary uses of cash have been to finance store openings and purchase merchandise inventories. In recent years, the Company has satisfied its cash requirements principally from cash flows from operations and to a lesser extent proceeds from the sale of equity securities. The Company maintains a $5.0 million unsecured credit agreement for the purpose of issuing letters of credit, primarily for inventory purchases. At November 1, 2003, the Company had $0.8 million of outstanding letters of credit under the credit agreement.

Cash flows provided by operating activities were $34.2 million in the first nine months of fiscal 2003 and $25.0 million in the first nine months of fiscal 2002. The increase of $9.2 million in cash flows from operating activities in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002 resulted primarily from an increase in net income, an increase in accounts payable and an increase in depreciation expense, partially offset by an increase in inventory. The significant changes in net cash provided by operating activities were due primarily to the Company's increase in store growth to 540 stores as of November 1, 2003 compared to 437 stores as of November 2, 2002.

Cash flows used in investing activities were $50.3 million and $16.5 million in the first nine months of fiscal 2003 and 2002, respectively. The $33.8 million increase in net cash used in investing activities is due to a net increase ($36.6 million) in the purchases of short-term investments offset by a decrease ($2.8 million) in purchases of property and equipment. Cash flows used in the purchases of property and equipment during the first nine months of fiscal 2003 relate primarily to store openings and purchases of computer hardware and software.

Cash flows provided by financing activities were $6.0 million in the first nine months of fiscal 2003 compared to cash flows used in financing activities of $16.7 million in the first nine months of fiscal 2002. The $22.7 million increase in financing activities is principally a result of a $3.0 million increase from proceeds received from the exercise of stock options and $19.7 million of cash was used to repurchase Company common stock in the first nine months of fiscal 2002.

The Company believes that its current cash balances and cash generated from operations will be sufficient to fund its operations and planned expansion through at least the next 12 months.

The Company has entered into operating leases for retail and office space, and equipment under noncancelable lease agreements with terms ranging from approximately three to ten years.

Annual future minimum lease payments under operating leases as of November 1, 2003 are as follows (in thousands):

                                            Operating
Payments Due                                 Leases
------------                                --------
Under 1 year                                $ 35,880
1 to 3 years                                  70,692
4 to 5 years                                  66,379
Over 5 years                                 104,698
                                            --------
Total minimum lease payments                $277,649
                                            ========

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

         INVENTORIES: Inventories and related cost of sales are accounted for by the retail method. The cost of inventory is valued at the lower of average cost or market, on a first-in, first-out (FIFO) basis, utilizing the retail method. Each month, slow moving or seasonally obsolete merchandise is marked down. The first markdown is typically to 50% of the original retail price. In cases where the merchandise does not sell after the first markdown, an additional markdown is made in a subsequent month. Any marked down merchandise that does not sell is marked down to a zero value and removed from the store, approximately three months after the original markdown. In determining the lower of average cost or market value of period ending inventories, consistently applied valuation criteria is used. Consideration is given to a number of quantitative factors, including anticipated subsequent permanent markdowns and aging of inventories.

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

         IMPLEMENTATION AND MANAGEMENT OF AGGRESSIVE GROWTH STRATEGY

The Company's net sales and net income have grown significantly during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, the introduction of new products. The Company intends to continue to pursue an aggressive growth strategy for the foreseeable future, and its future operating results will depend largely upon its ability to open and operate stores successfully and to profitably manage a larger business. The Company currently anticipates opening approximately 109 stores, consisting of 84 Hot Topic and 25 Torrid stores, during fiscal 2003, which will result in a significant increase in the number of stores operated by the Company. Operation of a greater number of new stores and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by the Company in its existing stores and markets. In addition, as the number of Company stores increases, the Company may face risks associated with market saturation of its products and concepts. There can be no assurance that the Company's expansion will not adversely affect the individual financial performance of the Company's existing stores or its overall results of operations, or that new stores will achieve sales and profitability levels consistent with existing stores.

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

         FLUCTUATIONS IN COMPARABLE STORE SALES RESULTS

A variety of factors affect the Company's comparable store sales including, among others, the timing of new music releases and music-related products; music and fashion trends; the general retail sales environment and the effect of the difficult overall economic environment; the Company's ability to efficiently source and distribute products; changes in the Company's merchandise mix; and the Company's ability to execute its business strategy efficiently. The Company's comparable store sales results have fluctuated significantly in the past and the Company believes that such fluctuations may continue. The Company's comparable store sales increases for fiscal 1999, 2000, 2001, and 2002 were 22.8%, 16.7%, 3.9% and 5.0%, respectively. The Company's comparable store sales increases (decreases) were 2.6%, 5.2%, and 10.8% for the first, second and third quarters, respectively, of fiscal 2003, (0.5%), 0.6%, 6.3% and 9.7% for the first, second, third and fourth quarters, respectively, of fiscal 2002 and 8.0%, 2.4%, 2.2% and 3.8% for the first, second, third and fourth quarters, respectively, of fiscal 2001. Past comparable store sales results are not an indicator of future results, and there can be no assurance as to whether Company's comparable store sales results will increase or decrease in the future. The Company's comparable store sales results could cause the Company's stock price to fluctuate substantially.

         DEPENDENCE ON AND CHANGES IN MUSIC AND FASHION TRENDS

The Company's financial performance is largely dependent upon the continued popularity of alternative and rock music, the Internet, music videos, MTV and other music television networks among teenagers and college age adults; the emergence of new artists and the success of music releases and music-related products; the continuance of a significant level of teenage spending on music-licensed and music-influenced products; and the Company's ability to anticipate and keep pace with the music, fashion and merchandise preferences of its customers. The popularity of particular types of music, artists, styles and brands is subject to change. The Company's failure to anticipate, identify and react appropriately to changing trends could lead to, among other things, excess inventories and higher markdowns, which could have a material adverse effect on the Company's results of operations and financial condition, and on its image with customers. There can be no assurance that the Company's new products will be met with the same level of acceptance as in the past or that the failure of any new products will not have an adverse material effect on the Company's business, results of operations and financial condition.

         IMPACT OF ECONOMIC CONDITIONS; WAGE RATE STRUCTURE AND BENEFITS

Certain economic conditions affect the level of consumer spending on merchandise offered by the Company, including, among others, employment levels; salary and wage levels; interest rates; taxation; and consumer confidence in future economic conditions. The Company is also dependent upon the continued popularity of malls as a shopping destination, the ability of mall anchor tenants and other attractions to generate customer traffic, and the development of new malls. A slowdown in the United States economy as well as an uncertain economic outlook could lower consumer spending levels and cause a decrease in mall traffic or new mall development, each of which would adversely affect the Company's growth, sales results and financial performance.

Changes in federal and state minimum wage laws or statutory employment regulations could raise wages above current wage rates or change the wage structure of certain of the Company's associates, and competitive factors could require corresponding increases in higher associate wage rates. These factors, as well as continued significant increased benefits cost primarily driven by medical expenses, would increase the Company's expenses and adversely affect its results of operations.

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

         DEPENDENCE ON KEY PERSONNEL

The Company's financial performance depends largely on the efforts and abilities of senior management, especially Elizabeth McLaughlin, the Company's Chief Executive Officer, who has been with the Company since 1993. The Company has a $2,000,000 key-person life insurance policy on Ms. McLaughlin. However, the sudden loss of Ms. McLaughlin's services or the services of other members of the Company's management team could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, there can be no assurance that Ms. McLaughlin and the Company's existing management team will be able to manage the Company or its growth or that the Company will be able to attract and retain additional qualified personnel as needed in the future.

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

         COMPETITION

The retail apparel and accessory industry is highly competitive. The Company competes with other retailers for vendors, teenage and college age customers, suitable store locations and qualified associates and management personnel. Hot Topic currently competes with street alternative stores located primarily in metropolitan areas; with other mall-based teenage-focused retailers such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Anchor Blue (Millers Outpost), Charlotte Russe Inc., Claire's Stores, Inc., Gadzooks, Inc., Old Navy (a division of Gap Inc.), Pacific Sunwear of California, Inc., Spencer Gifts, Inc., The Buckle, The Wet Seal, Inc., Urban Outfitters, Inc.; and, to a lesser extent, with music stores and mail order catalogs and websites. Torrid has additional competitors, such as Deb Shops, Lane Bryant, plus-size departments in department stores and discount stores, and various e-commerce websites that sell to the plus-size customer, as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid's products. Some of the Company's competitors are larger and may have substantially greater financial, marketing and other resources than the Company. Direct competition with these and other retailers may increase significantly in the future, which could require the Company, among other things, to lower its prices. Increased competition could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         ANTI-TAKEOVER MATTERS; SHAREHOLDER DILUTION

The Company's Articles of Incorporation and Bylaws contain provisions that may have the effect of delaying, deterring or preventing a takeover of the Company. For instance, the Company's Articles of Incorporation include certain "fair price provisions" generally prohibiting business combinations with controlling or significant shareholders unless certain minimum price or procedural requirements are satisfied, and the Company's Bylaws prohibit shareholder action by written consent. Additionally, the Company's Board of Directors has the authority to issue, without shareholder approval, up to 10,000,000 shares of "blank check" preferred stock having such rights, preferences and privileges as designated by the Board of Directors, which may include rights senior to those of the Company's common stock. The issuance of these shares could have a dilutive effect on the Company's shareholders, and potentially prohibit a takeover of the Company by requiring the preferred shareholders to approve such a transaction.

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

         (b) Changes in Internal Controls

              There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the third quarter ended November 1, 2003, the Company implemented new Lawson financial systems. The Company does not believe that the implementation of these new Lawson financial systems has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEMS 1 - 5 ARE NOT APPLICABLE.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         (a) Exhibits:
              Exhibit
              Number                Description of Document
              ------                -----------------------
               3.1      Amended and Restated Articles of Incorporation. (1)
               3.2      Amended and Restated Bylaws. (2)
               4.1      Reference is made to Exhibits 3.1 and 3.2.
               4.2      Specimen stock certificate. (1)
               31.1 Certification, dated December 1, 2003, of Registrant's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
               31.2 Certification, dated December 1, 2003, of Registrant's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
               32.1 Certifications, dated December 1, 2003, of Registrant's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C ss. 1350, as adopted).

                  (1) Filed as an exhibit to Registrant's Registration Statement on Form SB - 2 (No. 333-5054-LA) and incorporated herein by reference.
                  (2) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended February 3, 2001 and incorporated herein by reference.

         (b) Reports on Form 8-K

              On August 6, 2003, the Company filed a report on Form 8-K furnishing, under Item 12, information related to its sales for the second quarter of fiscal 2003 (quarter ended August 2, 2003). On August 12, 2003, the Company filed a report on Form 8-K disclosing, under Item 5, information related to a three-for-two stock split implemented as a 50% stock dividend effective September 2, 2003. On August 20, 2003, the Company filed a report on Form 8-K furnishing, under Item 12, information related to its results for the second quarter of fiscal 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HOT TOPIC, INC.
                                           (Registrant)

Date:   December 1, 2003                   /s/ Elizabeth McLaughlin
                                           -------------------------------------

                                           Elizabeth McLaughlin
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date:   December 1, 2003                   /s/ James McGinty
                                           -------------------------------------

                                           James McGinty
                                           Chief Financial Officer and Secretary
                                           (Principal Financial Officer)