Form 10-K
period 2004-01-31
HOT TOPIC INC /CA/
filed 2004-04-07
CIK 1017712

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

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

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).    Yes [X]    No [ ]

         The aggregate market value of Common Stock held by non-affiliates of the Registrant as of August 1, 2003 was approximately $906,507,545 based on the closing price on that date of the Registrant's Common Stock on the Nasdaq National Stock Market. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates are deemed to be held by non-affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the Registrant's Common Stock was 48,229,024 as of March 31, 2004.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 2004 to be filed with the Securities and Exchange Commission (the "SEC") no later than 120 days after January 31, 2004, are incorporated by reference into Part III of this Form 10-K (Items 10 through 13).

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


                                     PART I


ITEM 1.  BUSINESS

GENERAL

         Hot Topic, Inc. and its wholly owned subsidiaries (collectively, the "Company") is a mall-based specialty retailer operating the Hot Topic and Torrid store concepts. Hot Topic offers a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. In fiscal 2001, the Company launched a second retail concept with the opening of six stores under the trade name Torrid. Torrid offers a selection of apparel, lingerie, shoes and accessories centered around various lifestyles for plus-size females between the ages of 15 and 29. The Company opened its first Hot Topic store in 1989 and at the end of fiscal 2003 (the fiscal year ended January 31, 2004), the Company operated 502 Hot Topic stores in 49 states throughout the United States and Puerto Rico and 52 Torrid stores. The Company also maintains two distinct websites, www.hottopic.com ("hottopic.com") and www.torrid.com ("torrid.com"), which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores.

         The Company opened 84 Hot Topic and 25 Torrid stores during fiscal 2003. The Company also occasionally relocates, expands, or closes existing stores. During fiscal 2003, the Company expanded or relocated four stores. The Company plans to open approximately 80 new Hot Topic stores and 25 Torrid stores in the fiscal year ending January 29, 2005 ("fiscal 2004"); and 15 of these new Hot Topic stores were open as of March 31, 2004.

THE MARKET

         The music-licensed apparel industry began in the 1960s with bootleggers selling tee shirts at concert venues. Over the ensuing two decades, artists began to realize the commercial potential of licensing their likenesses and logos to tee shirt manufacturers and others who produced assorted merchandise. Management believes that during recent years, the music industry has been significantly impacted by the availability and accessibility of the Internet and the continuing success of MTV and other music television networks. These channels enable fans not only to listen to the latest music and artists 24 hours a day, but also to experience a full sight and sound package of appearance and attitude. The growing importance of the Internet is illustrated in a U.S. Census Bureau report, stating that 80% of America's school-age children have Internet access either at home or at school, regardless of their ethnic group or household income. MTV music television reached 79 million households in the United States in 2003, according to Viacom International, Inc., MTV's parent company. As a result, both emerging and well-known artists, and the fashions they inspire are much more visible today than ever before. Management believes that this increased visibility has contributed to a rise in demand for music/pop culture-licensed and music/pop culture-influenced apparel and accessories. The Company believes teenagers throughout the United States have similar fashion preferences, largely as a result of the nationwide influence of the Internet, MTV and other music television networks, music distribution, movies and television programs.

         Hot Topic's target customers are young men and women between the ages of 12 and 22, who are passionate about music, music videos, pop culture trends and music-inspired fashion. The Company believes its music/pop culture-influenced merchandise appeals to teenagers from diverse socio-economic backgrounds and that its customers are broadly representative of the teenage population in the United States.

         Teenagers represent both a growing part of the United States population and an increasing source of purchasing power. The U.S. Census Bureau estimates that the teenage population (ages 12-19) in the United States reached approximately 33 million in 2003 and is expected to grow to approximately 34 million by 2008. By 2008, there are likely to be more teenagers in the United States than at any other time in history. Teenage spending has also increased annually. The average American teen spent approximately $103 a week in 2003 according to Teen Research Unlimited, an increase of $25 from $78 in 1998. In the past four years, teenage spending has grown from an estimated $155 billion a year in 2000 to $175 billion a year in 2003.

         After analyzing customer feedback and researching the market demographics, the Torrid concept was developed. Torrid was launched in the first half of fiscal 2001, with the opening of six locations across the country and a website, torrid.com. Torrid's target customers are plus-size females ages 15 to 29, who are influenced by fashion trends, pop culture and music. The Company believes the Torrid assortment allows young plus-size customers wearing sizes 12 to 26 to match the style, excitement and selection available at other non-plus-size junior retailers.

HOT TOPIC BUSINESS STRATEGY

         The Company's goal for its Hot Topic stores is to be a leading retailer of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women. The principal elements for Hot Topic's business strategy are as follows:

         O        FOCUS ON UNIQUE MUSIC/POP CULTURE-ORIENTED MERCHANDISE

         Management believes that fashions and products associated with popular music artists and pop culture trends have a significant influence on teenagers. The Company has developed a unique strategy focused exclusively on offering music/pop culture-licensed and music/pop culture-influenced merchandise in the mall environment. Accordingly, the Company believes it is well positioned to capitalize on the growing teenage population and demand for music/pop culture-influenced merchandise.

         O        OFFER "EVERYTHING ABOUT THE MUSIC" AND POP CULTURE

         Hot Topic stores are designed to serve as a headquarters for music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items. Hot Topic's slogan, "Everything About The Music" and its ability to relate and understand the relevant pop culture trends are reflected in the broad assortment of products. The Company believes Hot Topic's selection of music/pop culture-licensed merchandise is the most extensive assortment available in a single mall store. Hot Topic complements its licensed merchandise with a unique and eclectic assortment of music/pop culture-influenced apparel and accessories, and frequently responds to changes in trends and demand by introducing new items and categories. The Company believes Hot Topic has a history of being the first to offer the latest music/pop culture fashions, which has made Hot Topic a destination store for teenagers.

         O        PROMOTE MUSIC-INSPIRED CULTURE

         Hot Topic is committed to addressing the music-inspired lifestyles of its customers by building a culture throughout the organization that reflects a passion for music. Management diligently tracks alternative and rock music trends by regularly monitoring new music, music video releases, and radio station air play, visiting nightclubs around the country and attending concerts. Hot Topic also actively solicits feedback from its associates and customers. The Company believes these activities enable it to react quickly to emerging trends, and provide it with a competitive advantage over retailers who do not devote the time and resources necessary to anticipate these trends.

         O        LISTEN TO THE CUSTOMER

         Hot Topic does not dictate fashion trends, but rather seeks to identify music artists, music and pop culture trends that can directly influence the in-store product assortment. The Company has developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support its merchandise strategy. The Company regularly tests new merchandise in select Hot Topic stores before chain-wide distribution, and orders a majority of its merchandise not more than 60 to 90 days before delivery, enabling it to respond quickly to emerging trends. Hot Topic is aggressive in taking prompt markdowns to maintain a fresh merchandise mix. By actively managing the mix of categories and products in Hot Topic stores, the Company believes it is able to capitalize on emerging trends and minimize its dependence on any one particular merchandise category. The Company believes this approach to managing Hot Topic's merchandise mix has contributed to its strong merchandise margins and consistent markdown rates. The Company believes Hot Topic's markdown rate is lower than industry averages.

         O        EMPHASIZE CUSTOMER SERVICE AND THE IN-STORE EXPERIENCE

         Hot Topic trains its store associates to provide a value-added, non-intrusive customer experience. Sales associates are trained to greet customers, provide information about new music/fashion trends and suggest merchandise that meets the customer's lifestyle and music preferences. Hot Topic provides its teenage customers the same level of respect and attention that is afforded to adult customers at other retail stores, while also providing friendly and informed customer service for parents. The Company believes that a high level of employee product knowledge and a commitment to music/fashion create credibility and differentiate Hot Topic from other teenage-focused retailers.

         The Company also seeks to create an exciting and compelling shopping environment focusing on the lifestyles of the youth generation. Hot Topic stores are designed with an industrial theme that incorporates dense merchandising and utilizes a professional sound system playing alternative music releases to create a fun, high-energy store that teens will consider "their place" to shop with friends. The Company believes that this atmosphere enhances Hot Topic's image as a source for music/pop culture-inspired fashion while encouraging customers to shop in its stores for longer periods of time.

TORRID BUSINESS STRATEGY

         The Company's goal for its Torrid stores is to become a leading specialty retailer of fashion forward plus-size young womens apparel and accessories. The principal elements of the Company's business strategy for Torrid are as follows:

         O FOCUS ON FASHION FORWARD PLUS-SIZE APPAREL AND ACCESSORIES THAT ARE TREND, MUSIC AND POP CULTURE-INSPIRED

         Torrid's merchandising team is focused on providing a fashion forward merchandise assortment that reflects the influence of current trends from fashion, pop culture and music. These influences provide the inspiration for hip, trendy apparel and accessories that the junior plus-size customer relates to. The Company believes that Torrid is the first mall concept to offer a complete store assortment of fashion forward apparel for plus-size young women.

         O        LISTEN TO THE CUSTOMER

         Torrid does not dictate fashion trends, but rather listens to customers and watches fashion direction, music, and pop culture influences to determine emerging trends. These trends provide merchandise that will have strong customer appeal. Torrid, like Hot Topic, receives direct feedback from Torrid store associates and customers. This feedback has a direct influence on future purchases of Torrid merchandise.

         O        EMPHASIZE CUSTOMER SERVICE AND THE IN-STORE EXPERIENCE

         Torrid trains its store associates to provide one-on-one service to customers. Because the Company believes that the plus-size customer has been previously unable to find the same fashion forward merchandise available to her smaller friends, Torrid's customer service approach focuses on suggesting outfits and ensuring the correct fit.

         Through a focus on customer service and a fashion forward merchandise offering, Torrid seeks to create a compelling shopping environment that will be sought after by the younger plus-size female customer. The Company believes that the warm reception, up to the minute fashion offerings, and helpful customer service by associates help to create a welcoming and exciting environment that will be attractive to, and preferred by, the Torrid customer.

STORE LOCATIONS

         As of January 31, 2004, the Company operated 499 Hot Topic stores in 49 states and 52 Torrid stores in 22 states in both metropolitan and middle markets. The Company also opened three Hot Topic stores in Puerto Rico in 2003. Between February 1, 2004 and March 31, 2004, the Company opened an additional 15 Hot Topic stores and closed one Hot Topic store (the closed store's lease expired and was not renewed). The following chart sets forth, as of March 31, 2004, the number of Hot Topic and Torrid stores the Company operates in each state in which those stores are located:

HOT TOPIC, INC.
STORES BY STATE

                   -------------------------------------------------------------------------------------------------
                                  HOT TOPIC STORES                          TORRID STORES             TOTAL COMPANY
                   ---------------------------------------------  ---------------------------------  ---------------
                     OPEN AT     NEW HT    CLOSED HT    OPEN AT    OPEN AT   NEW TORRID    OPEN AT      OPEN AT
                     1/31/04  FY04 TO DATE  2/29/04     3/31/04    1/31/04  FY04 TO DATE   3/31/04      3/31/04
                     -------  ------------  -------     -------    -------  ------------   -------      -------

Alabama                 2          1                       3                                                3
Alaska                  1                                  1                                                1
Arizona                13                                 13          2                       2            15
Arkansas                2                                  2                                                2
California             61                     (1)         60         18                      18            78
Colorado               11                                 11          1                       1            12
Connecticut             7                                  7                                                7
Delaware                2                                  2                                                2
Florida                31                                 31          1                       1            32
Georgia                10          1                      11                                               11
Hawaii                  3                                  3                                                3
Idaho                   1          1                       2                                                2
Illinois               16                                 16          2                       2            18
Indiana                12                                 12          1                       1            13
Iowa                    8                                  8                                                8
Kansas                  5                                  5                                                5
Kentucky                5                                  5                                                5
Louisiana               7                                  7                                                7
Maine                   2                                  2                                                2
Maryland               12                                 12          2                       2            14
Massachusetts          12                                 12          1                       1            13
Michigan               20          1                      21          1                       1            22
Minnesota              11                                 11          1                       1            12
Mississippi             2                                  2                                                2
Missouri               11          1                      12          2                       2            14
Montana                 3                                  3                                                3
Nebraska                2                                  2          1                       1             3
Nevada                  5                                  5          2                       2             7
New Hampshire           4                                  4                                                4
New Jersey             15                                 15          2                       2            17
New Mexico              5                                  5          1                       1             6
New York               25                                 25          3                       3            28
North Carolina          9          1                      10                                               10
North Dakota            1                                  1                                                1
Ohio                   21          1                      22          1                       1            23
Oklahoma                7                                  7                                                7
Oregon                  6                                  6          2                       2             8
Pennsylvania           22                                 22          1                       1            23
Rhode Island            1                                  1                                                1
South Carolina          3          2                       5                                                5
South Dakota            2                                  2                                                2
Tennessee              14                                 14          2                       2            16
Texas                  40          2                      42          4                       4            46
Utah                    5          1                       6                                                6
Vermont                 2                                  2                                                2
Virginia               11          2                      13                                               13
Washington             17                                 17                                               17
West Virginia           3          1                       4                                                4
Wisconsin               9                                  9          1                       1            10


           TOTAL      499         15          (1)        513         52                      52           565
--------------------------------------------------------------------------------------------------------------------

     # OF STATES       49         12                      49         22                      22            49
--------------------------------------------------------------------------------------------------------------------

Puerto Rico             3                                  3                                                3
--------------------------------------------------------------------------------------------------------------------

EXPANSION STRATEGY

         The following table provides a history of the Company's store expansion over the last five fiscal years:

                                                     FISCAL YEAR
                                 -----------------------------------------------
                                  1999    2000    2001    2002    2003     2004
                                                                        THROUGH
                                                                        3-31-04
                                 -----------------------------------------------
                                                (Number of stores)
Stores at beginning of year        158     212     274     352     445      554
Hot Topic stores closed*                            (1)     (2)              (1)

New stores opened - Hot Topic       54      62      73      74      84       15
New stores opened - Torrid                           6      21      25        0
                                 -----------------------------------------------
Stores at end of year              212     274     352     445     554      568
                                 -----------------------------------------------


                                 -----------------------------------------------
Hot Topic stores expanded or
relocated                            0       5       7       8       4        2
                                 -----------------------------------------------

         * Victorville, CA store closed in fiscal 2001 and re-opened in first quarter of fiscal 2002.
            Parklane, NV and Bayfair, CA store leases expired in fourth quarter of fiscal 2002 and were not renewed.
            Cupertino, CA store lease expired in first quarter of fiscal 2004 and was not renewed.

         The Company's expansion strategy is to open stores primarily in shopping malls and selected entertainment centers in both new and existing markets throughout the United States. The Company opened 84 new Hot Topic stores and 25 Torrid stores in fiscal 2003 as well as expanded or relocated four existing Hot Topic stores. During fiscal 2004, the Company plans to open approximately 80 new Hot Topic stores and 25 new Torrid stores. Additionally, the Company plans to expand or relocate approximately ten existing stores. The Company has identified regional malls nationwide and in Puerto Rico for potential new stores.

         The Company evaluates potential store locations based on a variety of criteria including the sales productivity of the mall, sales of anchor stores, sales of teenage-oriented and plus-size stores, age demographics in the trade area, median family income and other economic factors relevant to the Company's merchandising strategy. The Company has a real estate committee that meets regularly to evaluate and select store locations. The Company generally seeks potential store sites between 1,500 square feet and 2,200 square feet for Hot Topic stores, and between 2,200 square feet and 2,800 square feet for Torrid stores. Hot Topic stores currently average approximately 1,700 square feet and Torrid stores currently average approximately 2,600 square feet.

STORE-LEVEL ECONOMICS

         During fiscal 2003, the Company achieved average Hot Topic store net sales of approximately $1,132,000 and average Hot Topic store net sales per square foot of approximately $660. There can be no assurance these results will continue. In addition, the Company cannot guarantee that future average store-level sales will not vary from historical results.

HOT TOPIC MERCHANDISING

         Hot Topic stores are designed to serve as a headquarters for music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items. Music/pop culture-licensed merchandise includes tee shirts, hats, posters, stickers, patches, postcards, books, novelty accessories, compact discs and albums. Music/pop culture-influenced merchandise includes woven and knit tops, skirts, pants, shorts, jackets, shoes, costume jewelry, body jewelry, sunglasses, cosmetics, leather accessories and gift items. Approximately half of

Hot Topic's products are music/pop culture-licensed and the other half are music/pop culture-influenced products. A key strategy of Hot Topic is to offer a diverse product assortment in 22 different categories or "departments." On average, over 120 different licensed band tee shirts are carried in each store from current artists such as Good Charlotte, AFI, Dropkick Murphys, ICP and Linkin Park as well as classic rock artists such as The Ramones, Nirvana, Bob Marley, Rolling Stones, Metallica, The Doors and Led Zeppelin. New items and categories are regularly tested as customer demand and product trends evolve.

         During fiscal 2003, 52% of Hot Topic's net sales were generated in apparel merchandise categories and 48% of Hot Topic's net sales were produced in non-apparel merchandise categories (including accessories, gifts, intimate apparel and shoes).

         Hot Topic's merchandising staff consists of a General Merchandise Manager, Divisional Merchandise Managers, and a staff of buyers and assistant buyers sufficient to manage all product categories. The merchandising staff reflects the Company's culture in that its decisions and actions are influenced by music and pop culture. In determining which merchandise to buy, the staff spends considerable time viewing music videos, reviewing industry music sales, monitoring alternative radio station air play, consulting with sales associates (to draw from their different experiences and perspectives), reviewing customer requests, attending trade shows and reading music and fashion industry periodicals. In addition, the merchandising staff regularly visits nightclubs and attends concerts and other events that attract young people.

         Hot Topic has five lines of private label merchandise to complement and supplement current product offerings. The Company believes that Hot Topic brands play an important part in differentiating its stores from those of its competitors and provide the Company with higher margin opportunities as compared to other merchandise. The Company estimates that in fiscal 2003 Hot Topic brands accounted for approximately 25% of the Company's sales, the same percentage as in fiscal 2002. The Company's proprietary brands include Morbid Makeup (cosmetics), Morbid Metals (body jewelry), Morbid Threads (men's and women's apparel and hosiery) and MT:2 (men's and women's apparel). Some shoes are also sold under the Hot Topic label.

         In order to reduce fashion risk and maintain the ability to respond quickly to emerging trends, Hot Topic buys a majority of its merchandise not more than 60 to 90 days in advance of delivery, and will often begin with smaller test purchases prior to chain-wide distribution. The Company regularly monitors store sales by merchandise theme and classification, Stock Keeping Units (SKUs), color and size to determine types and amounts of products to purchase, to detect products and trends that are emerging or declining, and to manage the product mix in its stores by responding to the spending patterns of its customers. The Company believes that its relationships with its vendors are good.

TORRID MERCHANDISING

         Torrid stores are designed to serve as the destination for fashion forward apparel and accessories for plus-size young women. The Company believes that the Torrid customer wants to wear the same types of merchandise as her smaller-sized peers. Torrid's merchandise includes novelty tee shirts, fashion tops, pants, shorts, skirts, dresses, jackets, intimate apparel, shoes, hosiery, accessories, gifts, and beauty products. Torrid apparel is sized 12 to 26. Approximately 50% of the products come from established branded vendors, including Dickies, Paris Blues, Z Cavaricchi, LEI, Necessary Objects, Kikwear, Macgirl, Fine and Hot Kiss and more fashion forward vendors, such as Serious, Lip Service, and Tripp. The Company works with these and other vendors to develop its own plus-size apparel fit specifications for young women. The Company believes its selection of fashion items from these and similar vendors gives the Torrid customer an opportunity to buy the same or similar branded items that have historically been available to other young women of the same age who are not plus-size. Working with vendors, current fashion trends and customer requests are researched, designed and manufactured for Torrid. Torrid, through its own fit specialist, works with the manufacturers' design teams to help ensure that quality standards are achieved and maintained.

         During fiscal 2003, 71% of Torrid's net sales were generated in apparel merchandise categories and 29% of Torrid's net sales were produced in non-apparel merchandise categories (including accessories, gifts, intimate apparel and shoes).

         The Torrid merchandising staff consists of a Divisional Merchandise Manager and a staff of buyers and assistant buyers sufficient to manage all product categories. The Company's culture of soliciting and listening to customers and store associates is evidenced by the Torrid merchandising staff's decisions and actions. The merchandising staff spends considerable time visiting nightclubs, researching international fashion trends, attending trade shows and other events that attract young people. Furthermore, the Company believes that Torrid's merchandising direction is influenced by emerging fashion trends in the junior market, pop culture and music. The range of music and music artists that influence Torrid fashion is much broader than those influencing fashion at Hot Topic, consistent with the broader target customer base of females ages 15 to 29.

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

PLANNING AND ALLOCATION OF MERCHANDISE

         Planning and allocation of the Company's inventory is addressed at the store, merchandise classification and SKU levels using integrated third party software. Most merchandise is ordered in bulk and then allocated to each store based on store inventory plans and SKU performance using JDA's Advanced Allocation software. Buyers and inventory analysts determine SKU reorder quantities by using a proprietary automated software program which considers sales history, projected sales, planned inventories by store, store demographics, geographic preferences, store openings and planned markdown dates.

         The Company's headquarters and distribution facility located in the City of Industry, California is approximately 250,000 square feet. All merchandise is delivered by vendors to this facility, where it is inspected, allocated, picked, prepared and boxed for shipment to the Company's stores and its internet customers. Merchandise is shipped to stores each weekday, providing Hot Topic and Torrid stores with a steady flow of new and reordered merchandise. Minimal back stock is maintained in the Company's distribution facility and at its stores, so that most of the Company's merchandise is available for sale on the selling floors of its stores. No single vendor accounted for more than 5% of the Company's merchandise purchases during fiscal 2003.

         The Company is currently evaluating the distribution center space needed to support its planned growth. Among other things, the Company may determine to expand its distribution operations to an additional distribution center facility.

HOT TOPIC/TORRID STORE OPERATIONS

         The Company's store operations organizations are both managed by a Vice President of Store Operations, regional directors and district managers. On average, each district manager supervises approximately five to eight stores. A store manager and two or three assistant managers manage individual stores. In addition to managers and assistant managers, a typical store has approximately six to ten part-time sales associates, depending on the season. The hiring and training of new associates is the responsibility of the store manager and district manager. The Company has established training and operating procedures to assist field management in the supervision and training of all associates. The Company has also designed a store manager training program, which is utilized to thoroughly train externally hired managers.

         The Company strives to create a store environment that customers will consider "their place" to shop with friends. The Company seeks to hire sales associates who fit the profile of its target customer - energetic people who are knowledgeable and passionate about music and pop culture-inspired fashion. To consider the preferences and opinions of its target customers, selected store associates, from time to time, accompany buyers on buying trips. Further, in return for feedback on fashion and other trends, store associates are reimbursed for the cost of attending concerts and are encouraged to directly communicate customer requests and their own merchandise and product ideas to the buyers and the Company's management. Management believes that the Company's culture and its direct interaction with and respect for sales associates is a significant factor in producing associate retention rates that management believes are higher than the industry average.

         The primary objective of the sales associate position is to provide superior, informed customer service in order to maximize sales and minimize inventory shrinkage. Store management is provided with daily store sales and category results so that performance can be measured against set goals. Postage-paid "report cards" are provided in all stores for customers to grade performance and make recommendations to Company management. Associates are trained to greet each customer, to inform the customer about new music and fashion trends and to suggest merchandise that matches the customer's lifestyle, music and fashion preferences. The Company believes that its high level of associate product knowledge and customer service differentiates it from other specialty retailers.

         District managers, along with all members of the store teams, have a base compensation rate and may qualify to receive a quarterly bonus primarily based on store sales results. Additionally, district and store managers may also qualify to receive periodic stock option grants, and certain associates are eligible to participate in the Company's Employee Stock Purchase Plan. The Company believes that its continued success is dependent in part on its ability to attract, retain and motivate qualified associates. In particular, the success of the Company's expansion program will be dependent on its ability to promote and/or recruit qualified district and store managers. In order to ensure new stores have a qualified pool of candidates, the Company has assigned dedicated field recruiters to work with each region's management team.

MARKETING, PROMOTION AND INTERNET

         The Company generally locates its stores in high traffic malls within areas of high teenage and young adult population and relies on existing customers, sales associates, store design and exciting music to attract new customers to its stores. During fiscal 2003, 2002 and 2001 the Company co-sponsored a major summer rock tour, Ozzfest (headlined by Ozzy Osbourne). As a sponsor, Hot Topic's name was associated with all promotional activities at each venue. The Company has entered into a similar sponsorship of Ozzfest in fiscal 2004.

         The Company continues to operate its websites, which offer merchandise, tour dates, contests, job postings, store locations and community features such as band reviews and advice columns. The Company's net sales from Internet operations rose by 80% in fiscal 2003 compared to fiscal 2002 and contributed approximately 2.6% of total sales in fiscal 2003.

INFORMATION TECHNOLOGY

         The Company's information systems provide integration of store, merchandising, distribution, financial, and human resources. Software licensed from GERS Retail Systems is used for SKU and classification inventory tracking, purchase order management, open-to-buy, merchandise distribution, automated ticket making, and sales audit. The Company's financial systems are licensed from Lawson Software and are used for general ledger, accounts payable, and asset management as integrated financials. Sales are updated daily in the merchandising reporting systems by polling sales information from each store's point-of-sale ("POS") terminals. The Company's POS system consists of registers providing price look-up, time and attendance, e-mail and credit card/check authorization. Through automated nightly two-way electronic communication with each store, sales information and payroll hours are uploaded to the host system. The host system downloads price changes, performs system maintenance and provides software updates to the stores. The Company evaluates information obtained through nightly polling to implement merchandising decisions, including product purchasing/reorders, markdowns and allocation of merchandise on a daily basis.

         The Company's Wide Area Network ("WAN") is used to connect all Company locations with real-time e-mail and several Intranet applications to improve operating efficiency. In addition, this technology has improved operating efficiency in such areas as credit card authorization, store-to-store transfer, product lookup, product location and several other applications to eliminate paper distribution and paperwork.

         The Company has invested approximately $5 million to enhance the functionality of its current GERS Retail Systems software and to implement new financial system software from Lawson. As a result of these enhancements, the Company expects to see improvements in functionality and reporting capability, which the Company believes will adequately support its planned growth. In addition, the Company is investing approximately $6 million in the implementation of a new warehouse management software system, a new Internet order management software system, and a new customer loyalty software system. These investments will help support the Company's planned growth.

TRADEMARKS

         The Company has registered on the Principal Register of the United States Patent and Trademark Office its retail store service mark Hot Topic(R) and various trademarks for merchandise including Hot Topic(R), Morbid Make-Up(R), Morbid Scents(R), Morbid Metals(R), Tragedy(R), Misery(R), MT:2(R), Morbid Threads(R), Everything About the Music(R), Torrid(R), and Torrid Flaming Heart Design(R). Each federal registration is renewable indefinitely if the mark is in use at the time of the renewal. Applications have been made to register Flaming Heart Design(TM) and Torrid & Design(TM) in the United States. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its marks in the United States. The Company also has additional registrations and pending applications in foreign jurisdictions. All other trademarks, tradenames and servicemarks referenced herein are the property of their respective owners.

HOT TOPIC COMPETITION

         The Company competes with other retailers for vendors, customers, suitable retail locations and qualified associates. Hot Topic currently competes with street alternative and vintage clothing stores located primarily in metropolitan areas and with other mall-based teenage-focused retailers such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Anchor Blue (Millers Outpost), Charlotte Russe Inc., Claire's Stores, Inc., Forever 21, Old Navy (a division of Gap Inc.), Pacific Sunwear of California, Inc., Spencer Gifts, Inc., The Buckle, The Wet Seal, Inc., Urban Outfitters, Inc.; and, to a lesser extent, with music stores. Some of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company. The principal factors of competition in the Company's business are merchandise selection, connection to the music industry, customer service, store location and price.

TORRID COMPETITION

         Based on direct customer research conducted by the Company, it believes that plus-size female teens and young women have historically shopped for apparel at department stores, discount stores such as Target and specialty stores such as Lane Bryant. The Company believes such stores generally target more mature customers, which is also reflected in their store environments. The Company is not aware of other exclusively mall-based chains that are specifically targeting younger plus-size fashion forward customers. Torrid competes with traditional department stores, local specialty stores and junior teen retailers that offer a combination of junior and plus-sizes, such as Deb Shops. Torrid also competes with traditional plus-size catalogs and web sites, as well as Delia's Corp. and Alloy, Inc. which carry both junior and junior plus-sizing. Many companies compete for the junior customers and additional competitors may enter into the plus-size female market.

EMPLOYEES

         The Company employed approximately 1,740 full-time and 5,020 part-time employees, which the Company refers to as associates, as of March 31, 2004. Of the Company's 6,760 associates, approximately 515 were headquarters and distribution center personnel and the remainder are field management and store associates. The number of part-time associates fluctuates with seasonal needs. None of the Company's associates are covered by collective bargaining agreements. The Company believes that its relationships with its associates are good.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

         The executive officers and key employees of the Company and their ages at March 31, 2004 are as follows:

         NAME         AGE                    POSITION
-------------------- ----- -----------------------------------------------------
Elizabeth McLaughlin  43   Chief Executive Officer and Director
Gerald Cook           51   President, Hot Topic
Patricia Van Cleave   56   President, Torrid
James McGinty         41   Chief Financial Officer and Secretary
Jane Cruz             44   Senior Vice President, Human Resources
Cindy Boden           49   Vice President, Torrid Store Operations
Tricia Higgins        36   Vice President, Internet
John Horwath          44   Vice President, Information Technology
Darrell Kinsley       41   Vice President, Hot Topic Store Operations
Alain Krakirian       38   Vice President, Planning and Allocation
Cindy Levitt          43   Vice President, Hot Topic General Merchandise Manager
Sue McPherson-Spissu  36   Vice President, Distribution Center and E-Commerce
John Neppl            47   Vice President, Real Estate and Construction
George Wehlitz, Jr.   43   Vice President, Finance

         ELIZABETH MCLAUGHLIN has served as Chief Executive Officer of the Company since August 2000, and has served on the Board of Directors since May 2000. She also served as President of the Company from August 2000 through September 2003. From June 1996 through February 2000, Ms. McLaughlin served as Senior Vice President and General Merchandise Manager of the Company. From May 1993 through May 1996, Ms. McLaughlin was the Company's Vice President, Operations. Prior to joining the Company, Ms. McLaughlin held various positions with Millers Outpost and The Broadway. Ms. McLaughlin holds a B.A. degree in Economics from the University of California at Irvine. Ms. McLaughlin is a member of the Board of Visitors for the Anderson School at UCLA.

         GERALD COOK has been President, Hot Topic since September 2003. Prior to September 2003, he had been Chief Operating Officer of the Company since February 2001. From February 1999 until joining the Company, he was the President and Chief Operating Officer of Travel 2000, Inc. Subsequent to his departing Travel 2000, Inc., that company filed for chapter 11 bankruptcy in March 2001. From 1995 to April 1998, Mr. Cook was Senior Vice President, Operations for The Bombay Company, Inc. and from 1989 to 1995, Mr. Cook was the Vice President, Stores and the Vice President, General Merchandising Manager of Woman's World Stores. Prior to 1989, he held management positions with Barnes & Noble/B Dalton, The Gap Stores and the Limited, Inc. Mr. Cook holds a B.S. degree in Business Administration from the University of Minnesota.

         PATRICIA VAN CLEAVE has been President, Torrid since September 2003. Prior to September 2003, she had been Chief Merchandising Officer of the Company since September 2002. From July 1998 to June 2001, she was the President and CEO of Sundance Catalog Company. From May 1995 until joining Sundance, she was the President of Cherokee. Prior to joining Cherokee, she was Executive Vice President of Merchandising for apparel, fashion accessories and intimate apparel for The Broadway. She came to The Broadway from The Bon Marche, a Seattle-based division of Federated Department Stores where she was Senior Vice President, General Merchandise Manager of Apparel. Prior to that she held management positions for The Broadway Southwest, John Wanamaker, The May Company and Daytons. Ms. Van Cleave holds a B.S. degree in Business and Textiles from the University of Minnesota.

         JAMES MCGINTY has served as Chief Financial Officer of the Company since February 2001. Mr. McGinty has also served as Secretary of the Company since November 2002. Mr. McGinty joined Hot Topic in August 2000 as its Vice President, Finance and was promoted to Chief Financial Officer in February 2001. From July 1996 to July 2000, Mr. McGinty was Vice President-Controller at Victoria's Secret Stores, the leading brand and largest specialty retailer division of the Limited, Inc. From 1984 to 1996, he held various financial and accounting positions within the Structure and Express divisions of the Limited, Inc. Mr. McGinty holds a B.S. degree in Accounting from Miami University in Oxford, Ohio.

         JANE CRUZ joined the Company in August 2001 as Senior Vice President, Human Resources. From July 1996 to July 2001, Ms. Cruz held human resource management positions with Universal Studios' Television and Networks Group, including most recently, Senior Vice President, Human Resources. At Universal Studios her responsibilities included both domestic and international operations. From November 1994 to July 1996, Ms. Cruz was Director, Human Resources of EQE International, an engineering consulting firm. She spent March 1983 through November 1994 in various Human Resources positions with Viacom - Cable Division, including Regional Director, Human Resources. Ms. Cruz has a B.S. degree in Economics from the University of San Francisco and an M.B.A. from the University of California, Berkeley.

         CINDY BODEN has been Vice President, Torrid Store Operations since October 2003. Prior to October 2003, Ms. Boden held Regional Director positions with Hot Topic both in the Northeast and the Midwest regions. From 1993 to 1997, Ms. Boden was a Regional Manager for County Seat stores. From 1990 to 1992, she held the position of Regional Manager for Millers Outpost stores. Prior to Millers Outpost, she was a District Manager for Brookstone for five years. Ms. Boden holds a B.S. degree in Textiles and Clothing with a minor in Business Administration from the University of Minnesota at Mankato.

         TRICIA HIGGINS has been Vice President, Internet since February 2004. Prior to February 2004, she was the Company's Director, Internet since June 2002. Prior to joining the Company, she was Director, Contact Center Operations for Cooking.com. From 1997 to August 2000, Ms. Higgins was Director, Retail Operations for the Williams-Sonoma, Pottery Barn and Hold Everything divisions of Williams-Sonoma, Inc. From 1994 to July 1997, she held various positions with The Disney Stores, Inc. in Retail Operations and New Business Development. Ms. Higgins holds a B.A. degree in Psychology from Indiana University.

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

         DARRELL KINSLEY has been Vice President, Hot Topic Store Operations since February 2000. From June 1998 through February 2000, Mr. Kinsley was the Company's Regional Director for the western United States. From February 1997 through June 1998, he was the Company's Regional Director for the eastern United States. Mr. Kinsley joined the Company in February 1995 as the District Manager for the eastern United States and was responsible for the expansion into the East Coast. Mr. Kinsley holds a business management leadership certificate from the Anderson School of Business at the University of California, Los Angeles.

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

         CINDY LEVITT has been Vice President, Hot Topic General Merchandise Manager since February 2000. From June 1996 to February 2000, she served as the Company's Divisional Merchandise Manager, Apparel and Music. Since 1989, Ms. Levitt has held senior buying positions at the Company. Prior to her career at Hot Topic, Ms. Levitt held buying positions at The May Company. Ms. Levitt holds a degree in Fashion Merchandising from Orange Coast College.

         SUE MCPHERSON-SPISSU was promoted to the Company's Vice President, Distribution Center and E-Commerce in October 2001. Ms. McPherson-Spissu was the Company's Vice-President, Distribution Center from February 2001 to October 2001 and was the Company's Divisional Vice President of Distribution Center from February 2000 to February 2001. From March 1995 to February 2000, she was the Company's Director of the Distribution Center. Ms. McPherson-Spissu joined the Company in 1989 as a store associate in its first store while attending the University of Southern California. Ms. McPherson-Spissu holds a B.S. degree in Business from the University of Southern California.

         JOHN NEPPL joined the Company in October 2001 as Vice President, Real Estate and Construction. From January 1995 to September 2001, Mr. Neppl served as Vice-President of Real Estate and Construction for Eastern Mountain Sports, Inc., a specialty retailer based in New Hampshire. Mr. Neppl served as Director of Real Estate at Miller's Outpost/Anchor Blue from October 1987 to December 1994. Mr. Neppl held various financial positions with Mervyn's department stores, a division of Target Corporation, from October 1978 to September 1987. Mr. Neppl received a B.S. degree in Accounting from Villanova University.

         GEORGE WEHLITZ, JR. has been the Company's Vice President, Finance since August 2003. He joined the Company in February 2002 as its Vice President, Controller. From August 2000 to February 2002, Mr. Wehlitz was Chief Financial Officer at The Popcorn Factory, Inc., a catalog company for gourmet popcorn gifts. From 1987 to 2000 Mr. Wehlitz held various financial related positions, at the divisional and corporate level, for The Bombay Company, Inc. Mr. Wehlitz holds a B.A. degree in Accounting from Texas Christian University and is a Certified Public Accountant.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

         To the Company's present knowledge, compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon its operations.

INTERNET WEBSITE

         The Company makes available, free of charge through its investor relations website at www.corporatewindow.com/fl/hott/frame.html, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company also makes available its Standards of Business Ethics at www.corporatewindow.com/fl/hott/frame.html.

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

         IMPLEMENTATION AND MANAGEMENT OF AGGRESSIVE GROWTH STRATEGY

         The Company's net sales and net income have grown significantly during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, the introduction of new products. Of the Company's 554 stores opened as of January 31, 2004, 109 had been open for less than one full year. The Company intends to continue to pursue an aggressive growth strategy for the foreseeable future, and its future operating results will depend largely upon its ability to open and operate stores successfully and to profitably manage a larger business. The Company currently anticipates opening approximately 105 stores, consisting of 80 Hot Topic and 25 Torrid stores, during fiscal 2004, which will result in a significant increase in the number of stores operated by the Company; 15 of these Hot Topic stores have opened as of March 31, 2004. Operation of a greater number of new stores and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by the Company in its existing stores and markets. In addition, as the number of Company stores increases, the Company may face risks associated with market saturation of its products and concepts. There can be no assurance that the Company's expansion will not adversely affect the individual financial performance of the Company's existing stores or its overall results of operations, or that new stores will achieve sales and profitability levels consistent with existing stores.

         In order to manage its planned expansion, among other things, the Company will need to locate suitable store sites; negotiate acceptable lease terms; obtain adequate capital resources on acceptable terms; source sufficient levels of inventory; hire and train store managers and sales associates; integrate new stores into its existing operations; and obtain adequate distribution center space. The Company is currently evaluating the distribution center space needed to support its planned growth. Among other things, the Company may determine to expand its distribution operations to an additional distribution center facility. The Company will also need to continually evaluate the adequacy of its management information and distribution systems. There can be no assurance that the Company will anticipate all of the changing demands that its expanding operations will impose on its business, systems and procedures, and the Company's failure to adapt to such changing demands could have a material adverse effect on the Company's results of operations and financial condition. Further, there can be no assurance that the Company will successfully achieve its expansion targets or, if achieved, that planned expansion will result in profitable operations.

         RISKS ASSOCIATED WITH NEW TORRID CONCEPT

         The Company's ability to expand into new concepts, and in particular its Torrid concept, has not been fully tested. Accordingly, the operation of the Company's Torrid stores and the sale of Torrid merchandise over the Internet are subject to numerous risks, including unanticipated operating problems; lack of experience; lack of customer acceptance; new vendor relationships; competition from existing and new retailers; and diversion of management's attention from the Company's Hot Topic concept. Among other things, the Torrid concept involves implementation of a retail apparel concept which is subject to most of the same risks as the Hot Topic concept, as well as additional risks inherent in a dominantly apparel and fashion driven concept, including risks of difficulty in merchandising, uncertainty of customer acceptance, fluctuations in fashion trends and customer tastes, extreme competition with a less differentiated product offering and attendant mark-down risks. The Company may not be able to generate continued customer interest in Torrid stores and products, and the Torrid concept may not be able to support the store or Internet sales formats.

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

         DEPENDENCE ON RELATIONSHIPS WITH MALL OPERATORS AND DEVELOPERS

         Any restrictions on the Company's ability to expand to new store sites or to offer a broad assortment of merchandise could have a material adverse effect on the Company's business, results of operations and financial condition. If the Company's relations with mall operators or developers become strained, or the Company otherwise encounters difficulties in leasing store sites, the Company may not grow as planned and may not reach certain revenue levels and other operating targets.

         FLUCTUATIONS IN COMPARABLE STORE SALES RESULTS

         A variety of factors affect the Company's comparable store sales including, among others, the timing of new music releases and music/pop culture-related products; music and fashion trends; the general retail sales environment and the effect of the overall economic environment; the Company's ability to efficiently source and distribute products; changes in the Company's merchandise mix; and the Company's ability to execute its business strategy efficiently. The Company's comparable store sales results have fluctuated significantly in the past and the Company believes that such fluctuations may continue. The Company's comparable store sales results for fiscal 2000, 2001, 2002 and 2003 were 16.7%, 3.9%, 5.0% and 7.4%, respectively. The Company's comparable store sales results were 2.6%, 5.2%, 10.8%, and 8.5% for the first, second, third and fourth quarters, respectively, of fiscal 2003 and (0.5%), 0.6%, 6.3% and 9.7% for the first, second, third and fourth quarters, respectively, of fiscal 2002. Past comparable store sales results are not an indicator of future results, and there can be no assurance that the Company's comparable store sales results will not decrease in the future. Changes in the Company's comparable store sales results could cause the Company's stock price to fluctuate substantially.

         DEPENDENCE ON AND CHANGES IN MUSIC AND FASHION TRENDS

         The Company's financial performance is largely dependent upon the continued popularity of alternative and rock music, the Internet, music videos, and MTV and other music television networks among teenagers and college age adults; the emergence of new artists and the success of music releases and music/pop culture-related products; the continuance of a significant level of teenage spending on music/pop culture-licensed and music/pop culture-influenced products; and the Company's ability to anticipate and keep pace with the music, fashion and merchandise preferences of its customers. The popularity of particular types of music, artists, styles, trends and brands is subject to change. The Company's failure to anticipate, identify and react appropriately to changing trends could lead to, among other things, excess inventories and higher markdowns, which could have a material adverse effect on the Company's results of operations and financial condition, and on its image with customers. There can be no assurance that the Company's new products will be met with the same level of acceptance as in the past or that the failure of any new products will not have an adverse material effect on the Company's business, results of operations and financial condition.

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

         QUARTERLY RESULTS AND SEASONALITY

         The Company's quarterly results of operations may fluctuate materially depending on, among other things, the timing of store openings and related pre-opening and other startup expenses, net sales contributed by new stores, increases or decreases in comparable store sales, releases of new music and music/pop culture-related products, shifts in timing of certain holidays, changes in the Company's merchandise mix and overall economic and political conditions.

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

         DEPENDENCE ON KEY VENDORS

         The Company's financial performance depends on its ability to purchase current music/pop culture-related merchandise in sufficient quantities at competitive prices. Although the Company has many sources of merchandise, substantially all of the Company's music/pop culture-licensed products are available only from vendors that have exclusive license rights. In addition, many of the Company's music/pop culture-influenced products are supplied by small, specialized vendors that create unique products primarily for the Company. The Company's smaller vendors generally have limited resources, production capacities and operating histories, and some of the Company's vendors have restricted the distribution of their merchandise in the past. The Company has no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that the Company will be able to acquire desired merchandise in sufficient quantities on terms acceptable to the Company in the future. Any inability to acquire suitable merchandise, or the loss of one or more key vendors, may have a material adverse effect on the Company's business, results of operations and financial condition.

         RISKS ASSOCIATED WITH INTERNET SALES

         The Company sells merchandise over the Internet through the websites hottopic.com and torrid.com. The Company's Internet operations are subject to numerous risks, including, among other things, hiring, retention and training of personnel to conduct the Company's Internet operations; diversion of sales from the Company's stores; rapid technological change, and the need to invest in additional computer hardware and software; liability for online content; failure of computer hardware and software, including computer viruses, telecommunication failures, online security breaches and similar disruptions; governmental regulation; and credit card fraud. There can be no assurance that the Company's Internet operations will achieve sales and profitability levels that justify the Company's investment.

         UNCERTAINTIES REGARDING IMPLEMENTATION OF NEW INFORMATION SYSTEMS AND SOFTWARE

         Over the past several years, the Company has made improvements to existing hardware and software systems, as well as implemented new systems. For example, the Company has invested approximately $5 million to enhance the functionality of its current GERS Retail Systems software and to implement new financial system software from Lawson. In addition, the Company is investing approximately $6 million in the implementation of a new warehouse management software system, a new Internet order management software system, and a new customer loyalty software system. If these information systems and software do not work effectively, the Company may experience delays or failures in its operations. These delays or failures could adversely impact the promptness and accuracy of the Company's transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. To manage growth of its operations and personnel, the Company may need to continue to improve its operational and financial systems, transaction processing, procedures and controls, and in doing so, could incur substantial additional expenses.

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

         COMPETITION

         The retail apparel and accessory industry is highly competitive. The Company competes with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified associates and management personnel. Hot Topic currently competes with street alternative stores located primarily in metropolitan areas; with other mall-based teenage-focused retailers such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Anchor Blue

(Millers Outpost), Charlotte Russe Inc., Claire's Stores, Inc., Forever 21, Old Navy (a division of Gap Inc.), Pacific Sunwear of California, Inc., Spencer Gifts, Inc., The Buckle, The Wet Seal, Inc., Urban Outfitters, Inc.; and, to a lesser extent, with music stores and mail order catalogs and websites. Torrid has additional competitors, such as Alloy, Inc., Deb Shops, Delia's Corp., Lane Bryant, and plus-size departments in department stores and discount stores as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid's products. Some of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company. Direct competition with these and other retailers may increase significantly in the future, which could require the Company, among other things, to lower its prices. Increased competition could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         In addition, a few years ago, California experienced substantially increased costs of electricity and gas caused by, among other things, disruption in energy supplies. The Company's principal executive offices and a significant number of its stores are located in California. If the Company experiences a sustained disruption in energy supplies, or if electricity and gas costs in California continue to increase, the Company's results of operations could be materially and adversely affected. California is also subject to natural disasters such as earthquakes and floods. A significant natural disaster or other catastrophic event affecting the Company's facilities could have a material adverse impact on its business, financial condition and operating results.

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

ITEM 2.  PROPERTIES

         The Company leases all of its existing store locations, with lease terms expiring between 2004 and 2014. At January 31, 2004, the Company had a total of 998,628 leased store square feet (Hot Topic and Torrid stores) with an average store size of 1,788 square feet (Hot Topic and Torrid stores). The leases for most of the existing stores are for ten-year terms and provide for contingent rent based upon a percent of sales in excess of specified minimums. Leases for future stores will likely include similar contingent rent provisions.

         The Company leases its headquarters and distribution center facility, located in City of Industry, California. Construction to expand the Company's headquarters and distribution center facility was completed during the second quarter of fiscal 2002. The Company's lease expires April 2004 and the Company is negotiating a long-term lease extension, effective May 2004. The annual base rent for the lease extension is approximately $1,110,000. The Company believes the property covered by the lease extension will allow for growth of up to 700 stores. The Company is currently evaluating the distribution center space needed to support its planned growth. Among other things, the Company may determine to expand its distribution operations to an additional distribution center facility.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "HOTT." The following table sets forth, for the periods indicated, the high and low end of day closing sales prices of the shares of Common Stock of the Company, as reported on the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                 2003 FISCAL YEAR QUARTERS                   HIGH        LOW
                 -------------------------------------------------------------
                 First Quarter                              $16.35     $14.01

                 Second Quarter                             $19.67     $15.69

                 Third Quarter                              $29.25     $18.33

                 Fourth Quarter                             $31.85     $26.60


                 2002 FISCAL YEAR QUARTERS                   HIGH        LOW
                 -------------------------------------------------------------
                 First Quarter                              $16.09     $13.22

                 Second Quarter                             $18.63     $10.18

                 Third Quarter                              $15.17      $9.91

                 Fourth Quarter                             $16.67     $13.93



         On August 12, 2003, the Company announced that its Board of Directors approved a three-for-two stock split (in the form of a dividend) of its common stock. On the effective date of September 2, 2003, shareholders received a dividend of one additional share for every two shares they owned at the close of business on the record date of August 21, 2003. The prices listed in the above table have been adjusted for the split.

         On March 31, 2004, the last sales price of the Common Stock as reported on the Nasdaq National Market was $26.45 per share. As of March 31, 2004, there were approximately 200 holders of record of the Company's Common Stock. This number does not reflect the actual number of beneficial holders of the Company's Common Stock, which the Company believes to be in excess of 24,000 holders.

         On March 19, 2004, the Company announced that its Board of Directors approved the repurchase of up to an aggregate of 2,000,000 shares of its Common Stock during the period ending January 28, 2005.

         The Company has not paid any cash dividends since inception and does not anticipate paying any cash dividends in the foreseeable future.

         Please see Item 12 for information about the Company's equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes selected financial data for each of the five fiscal years in the period ended January 31, 2004. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                         Fiscal Year
                                                  ---------------------------------------------------------
                                                    2003         2002        2001        2000        1999
                                                  ---------   ---------   ---------   ---------   ---------
(In thousands, except per share data, number of
stores, comparable store sales and sales per
square foot)

Statement of Operations Data:
Net sales                                         $572,039    $443,250    $336,094    $257,187    $168,949
Cost of goods sold, including buying,
    distribution and occupancy costs               351,542     273,132     204,993     154,298     103,998
                                                  ---------   ---------   ---------   ---------   ---------
Gross margin                                       220,497     170,118     131,101     102,889      64,951
Selling, general and administrative expenses       143,952     115,634      86,950      67,917      44,749
                                                  ---------   ---------   ---------   ---------   ---------
Operating income                                    76,545      54,484      44,151      34,972      20,202
Interest income, net                                 1,318       1,371       1,884       1,925         933
                                                  ---------   ---------   ---------   ---------   ---------
Income before income taxes                          77,863      55,855      46,035      36,897      21,135
Provision for income taxes                          29,821      21,225      17,435      13,652       7,634
                                                  ---------   ---------   ---------   ---------   ---------
Net income                                        $ 48,042    $ 34,630    $ 28,600    $ 23,245    $ 13,501
                                                  =========   =========   =========   =========   =========

Net income per share:
    Basic                                         $   1.01    $   0.74    $   0.62    $   0.52    $   0.32
    Diluted                                       $   0.97    $   0.70    $   0.57    $   0.48    $   0.31
Weighted average shares outstanding:
    Basic                                           47,479      47,027      46,467      44,502      41,701
    Diluted                                         49,588      49,276      49,829      48,104      44,088

Selected Operating Data:
Number of stores at year end                           554         445         352         274         212
Comparable stores sales                                7.4%        5.0%        3.9%       16.7%       22.8%
Average sales per square foot                     $    619    $    619    $    636    $    669    $    623
Average sales per store                           $  1,106    $  1,064    $  1,036    $  1,020    $    909

Balance Sheet Data:
Cash and short-term investments                   $128,205    $ 83,418    $ 71,310    $ 51,288    $ 39,550
Working capital                                    141,839      90,287      82,370      61,253      37,564
Total assets                                       281,592     204,786     162,662     118,646      89,022
Long-term obligations including current portion         --         115         218         123         231
Shareholders' equity                              $223,905    $160,929    $135,368    $ 99,291    $ 67,278

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

         GENERAL

         Hot Topic, Inc. and its wholly owned subsidiaries (collectively, the "Company") is a mall-based specialty retailer operating the Hot Topic (includes Hot Topic stores and hottopic.com) and Torrid (includes Torrid stores and torrid.com) concepts. Hot Topic offers a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. In fiscal 2001, the Company launched a second retail concept with the opening of six stores under the trade name Torrid. Torrid offers a selection of apparel, lingerie, shoes and accessories centered around various lifestyles for plus-size young women between the ages of 15 and 29. At the end of fiscal 2003, the Company operated 502 Hot Topic stores and 52 Torrid stores in 49 states throughout the United States and Puerto Rico and websites hottopic.com and torrid.com.

         The Company considers a store comparable after it has been open for 15 full months. If a store is relocated or expanded by more than 15% in total square footage, it is removed from the comparable store base and, similar to new stores, becomes comparable after 15 full months. At the end of fiscal 2003, 401 of the 502 Hot Topic stores were included in the comparable store base, compared to 321 of the 418 stores open at the end of fiscal 2002. At the end of fiscal 2003, 22 of the 52 Torrid stores were included in the comparable store base, compared to 6 of the 27 stores open at the end of fiscal 2002.

         The Company operates on a 52 or 53-week fiscal year, which ends on the Saturday nearest to January 31. Fiscal 2003, 2002 and 2001 were 52-week fiscal years.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales and certain store data:

                                                             FISCAL YEAR
                                                     ---------------------------
                                                      2003      2002       2001
                                                     ------    ------     ------
      Net sales                                      100.0%    100.0%     100.0%
      Cost of goods sold, including buying,
         distribution & occupancy costs               61.5%     61.6%      61.0%
                                                     ------    ------     ------
      Gross margin                                    38.5%     38.4%      39.0%
      Selling, general and administrative expenses    25.1%     26.1%      25.9%
                                                     ------    ------     ------
      Operating income                                13.4%     12.3%      13.1%
      Interest income, net                             0.2%      0.3%       0.6%
                                                     ------    ------     ------
      Income before income tax                        13.6%     12.6%      13.7%
      Provision for income taxes                       5.2%      4.8%       5.2%
                                                     ------    ------     ------
      Net income                                       8.4%      7.8%       8.5%
                                                     ======    ======     ======

      Number of stores at year end                     554       445        352
      Comparable store sales                           7.4%      5.0%       3.9%

FISCAL 2003 COMPARED TO FISCAL 2002

         Net sales increased approximately $128.7 million, or 29.1%, to $572.0 million in fiscal 2003 from $443.3 million in fiscal 2002. Net sales for the 84 Hot Topic stores opened during fiscal 2003 and for the other Hot Topic stores not yet qualifying as comparable stores contributed $71.5 million of the net sales increase. Comparable store sales for the Company increased 7.4% in fiscal 2003 and contributed $29.1 million of the increase in net sales. Net sales for the 25 new Torrid stores and for the other Torrid stores not yet qualifying as comparable stores operating during fiscal 2003 contributed $20.3 million of the net sales increase. Hottopic.com and torrid.com sales were approximately 2.6% of total Company sales in fiscal 2003 and contributed $7.9 million (including shipping and handling income) of the net sales increase.

         The annual average Hot Topic store volume increased to $1.13 million in fiscal 2003 from $1.07 million in fiscal 2002. Hot Topic sales of apparel category merchandise, as a percentage of total net sales, were 52% in fiscal 2003 compared to 51% in fiscal 2002. The increase in apparel was primarily due to increases in men's novelty tee shirts and men's music-related tee shirts partially offset by decreases in women's apparel (women's bottoms and novelty tees), men's fashion tops and men's bottoms. The sales mix for Hot Topic in fiscal 2003 saw a decrease in sales of non-apparel merchandise (including accessories, gifts, intimate apparel and shoes) to 48% from 49% in fiscal 2002.

         Gross margin increased approximately $50.4 million to $220.5 million in fiscal 2003 from $170.1 million in fiscal 2002. As a percentage of net sales, gross margin increased to 38.5% in fiscal 2003 from 38.4% in fiscal 2002. The 0.1% improvement in gross margin, as a percentage of net sales, was primarily due to a 0.4% decrease in distribution expenses and a 0.1% decrease in depreciation and store occupancy, offset by a 0.4% reduction in merchandise margin. The decrease in distribution expenses of 0.4% in fiscal 2003 resulted from significant savings in freight costs, due to change in shipping method to stores, and labor costs, due to productivity improvements. Store depreciation decreased 0.2% in fiscal 2003 as compared to fiscal 2002 as a result of leverage gained from higher comparable store sales. This decrease in depreciation was partially offset by a 0.1% increase in store occupancy resulting from higher rent expenses and common area charges. Torrid's larger store size and increased store count resulted in the increase of rent expenses, as a percentage of net sales. The Company's merchandise margin, as a percentage of net sales, was lower in fiscal 2003 compared to fiscal 2002 principally from lower initial markup and higher shrinkage partially offset by lower markdowns.

         Selling, general and administrative expenses increased approximately $28.4 million to $144.0 million during fiscal 2003 from $115.6 million during fiscal 2002. As a percentage of net sales, selling, general and administrative expenses were 25.1% for fiscal 2003 compared to 26.1% in fiscal 2002. The total dollar increase in selling, general and administrative expenses was primarily attributable to an increase in the number of retail stores from 445 at the end of fiscal 2002 to 554 at the end of fiscal 2003 and the corresponding additional payroll and other expenses required to support these additional stores. The decrease, as a percentage of net sales, was primarily attributable to the decreases in total store payroll and administrative salary expense of 1.2% resulting from leverage gained from higher comparable store sales and controlling payroll costs, and a decrease in pre-opening expenses of 0.1%, offset by an increase in administrative performance based payroll expenses of 0.4%.

         Operating income increased approximately $22.0 million to $76.5 million during fiscal 2003 from $54.5 million during fiscal 2002. As a percentage of net sales, operating income was 13.4% in fiscal 2003 compared to 12.3% in fiscal 2002. Operating income on an average store basis was approximately $152,000 in fiscal 2003 as compared to $133,000 in fiscal 2002.

         Net interest income decreased to $1.3 million in fiscal 2003 from $1.4 million in fiscal 2002, principally due to lower interest rates offset in part by the additional interest earned from higher average cash balances.

         The Company's effective tax rate was 38.3% in fiscal 2003 and 38.0% in fiscal 2002. The higher rate for fiscal 2003 is principally attributable to lower tax-exempt interest income as a percentage of pre-tax income in fiscal 2003 as compared to fiscal 2002.

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

         The annual average Hot Topic store volume increased to $1.07 million in fiscal 2002 from $1.04 million in fiscal 2001. Hot Topic sales of apparel category merchandise, as a percentage of total net sales, were 51% in fiscal 2002 compared to 53% in fiscal 2001. The decrease in apparel was primarily due to decreases in men's tops and bottoms partially offset by increases in sales of music-related tee shirts and women's apparel (women's tops and bottoms). The sales mix for Hot Topic in fiscal 2002 saw an increase in sales of non-apparel merchandise (including accessories, gifts, intimate apparel and shoes) to 49% from 47% in fiscal 2001 which resulted from the strong sales performance of accessories merchandise in the third and fourth quarter of fiscal 2002.

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

         Selling, general and administrative expenses increased approximately $28.7 million to $115.6 million during fiscal 2002 from $86.9 million during fiscal 2001. As a percentage of net sales, selling, general and administrative expenses were 26.1% for fiscal 2002 compared to 25.9% in fiscal 2001. The total dollar increase in selling, general and administrative expenses was primarily attributable to an increase in the number of retail stores from 352 at the end of fiscal 2001 to 445 at the end of fiscal 2002 and the corresponding additional payroll and other expenses required to support these additional stores. The increase, as a percentage of net sales, was primarily attributable to higher benefits cost of 0.3%, costs associated with implementing a wide area network of 0.2%, and an increase in store performance based payroll of 0.1%, partially offset by the leveraging of headquarters expenses of 0.4%

         Operating income increased approximately $10.3 million to $54.5 million during fiscal 2002 from $44.2 million during fiscal 2001. As a percentage of net sales, operating income was 12.3% in fiscal 2002 compared to 13.1% in fiscal 2001. Operating income on an average store basis was approximately $133,000 in fiscal 2002 as compared to $137,000 in fiscal 2001.

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

QUARTERLY RESULTS AND SEASONALITY

         The Company's quarterly results of operations may fluctuate materially depending on, among other things, the timing of store openings and related pre-opening and other startup expenses, net sales contributed by new stores, increases or decreases in comparable store sales, releases of new music and music/pop culture-related products, shifts in timing of certain holidays, changes in the Company's merchandise mix and overall economic and political conditions.

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


    (In thousands, except selected
    operating and per share data)                   FISCAL YEAR 2003                                 FISCAL YEAR 2002
                                      ---------------------------------------------   ----------------------------------------------
                                        FIRST      SECOND       THIRD      FOURTH       FIRST       SECOND       THIRD      FOURTH
                                      ---------   ---------   ---------   ---------   ---------    ---------   ---------   ---------
STATEMENT OF OPERATIONS DATA:
     Net sales                        $100,657    $115,728    $161,546    $194,108    $ 79,909     $ 92,473    $122,590    $148,278

     Gross margin                       35,614      41,641      63,033      80,209      28,457       32,792      46,760      62,109

     Operating income                    6,755       9,334      24,417      36,039       5,530        6,658      15,908      26,388

     Net income                       $  4,410    $  5,890    $ 15,271    $ 22,471    $  3,683     $  4,344    $ 10,048    $ 16,555


 Net income per share:
     Basic                            $   0.09    $   0.12    $   0.32    $   0.47    $   0.08     $   0.09    $   0.22    $   0.35


     Diluted                          $   0.09    $   0.12    $   0.31    $   0.45    $   0.07     $   0.09    $   0.21    $   0.34



Weighted average shares outstanding:
     Basic                              46,968      47,360      47,656      47,932      47,210       47,568      46,691      46,639


     Diluted                            48,567      49,127      49,917      50,342      49,973       50,240      48,390      48,501



SELECTED OPERATING DATA:
     Comparable stores sales               2.6%        5.2%       10.8%        8.5%       (0.5)%        0.6%        6.3%        9.7%

     Stores open at end of period          468         497         540         554         379          415         437         445


LIQUIDITY AND CAPITAL RESOURCES

         During the last three fiscal years, the Company's primary uses of cash have been to finance store openings, purchase merchandise inventories, upgrade information systems, and expand its headquarters and distribution center. In addition, during fiscal 2002, the Company used cash to repurchase common shares. The Company has satisfied its cash requirements exclusively from cash flows from operations, and, in earlier years, also from proceeds from the sale of equity securities. The Company maintains a $5.0 million unsecured credit agreement for the purpose of issuing letters of credit. At January 31, 2004, the Company had $0.1 million of outstanding letters of credit under the credit agreement. The letters of credit are primarily used for inventory purchases. At the end of fiscal 2003, the Company had $128.2 million in cash, cash equivalents and short-term investments, an increase of $44.8 million, or 54%, compared to the $83.4 million at the end of fiscal 2002. Working capital was $141.8 million, $90.3 million and $82.4 million for fiscal 2003, 2002 and 2001, respectively. The increase in working capital for each of these fiscal years was primarily attributable to cash provided by net income.

         Net cash flows provided by operating activities were $72.3 million, $60.3 million, and $42.4 million in fiscal 2003, 2002 and 2001, respectively. The $12.0 million increase in cash flows from operating activities in fiscal 2003 as compared to fiscal 2002 was primarily attributable to the increases in net income, deferred taxes and depreciation and amortization, offset in part by an increase in inventory and a decrease in accounts payable and income taxes payable. The significant changes in net cash provided by operating activities were due primarily to the Company's increase in store growth to 554 stores at the end of fiscal 2003 compared to 445 stores at the end of fiscal 2002.

         Net cash flows used in investing activities were $81.9 million, $37.1 million and $43.0 million in fiscal 2003, 2002 and 2001, respectively. In fiscal 2003, approximately $23.4 million was used for the construction of 84 Hot Topic stores, 25 Torrid stores, expansion and refurbishment of four Hot Topic stores and progress payments for construction of stores opening in early fiscal 2004. The Company used approximately $11.2 million on computer hardware and software and $1.1 million on its headquarters and distribution center infrastructure. The Company opened 109, 95, and 79 stores in fiscal 2003, 2002 and 2001, respectively. The increase in net cash used in investing activities was also due to a net increase ($43.0 million) in purchases of short-term investments.

         Net cash flows provided by financing activities were $8.3 million in fiscal 2003 compared to net cash flows used in financing activities of $14.3 million and net cash flows provided by financing activities of $3.7 million in fiscal 2002 and 2001, respectively. The $22.7 million increase in fiscal 2003 compared to fiscal 2002 was principally a result of a $3.0 million increase from proceeds received from the exercise of stock options and employee stock purchases, and $19.7 million of cash was used to repurchase Company common stock in fiscal 2002.

         The Company anticipates that it will spend approximately $42 million on capital expenditures in fiscal 2004, including approximately $27 million for stores, $11 million for computer hardware and software and $4 million on its headquarters and distribution center infrastructure. The $27 million for stores is to be primarily used for the construction of 80 Hot Topic stores and 25 Torrid stores, expansion of approximately 10 existing stores and progress payments for early fiscal 2005 new store openings.

         During fiscal 2003, the Company's average capital expenditures for a new Hot Topic store, including leasehold improvements and furniture and fixtures, totaled approximately $169,000, net of landlord allowances. The average initial gross inventory for the new Hot Topic stores opened in 2003 was approximately $120,000 (which was partially financed by trade credit) and the average pre-opening costs for a new Hot Topic store was approximately $18,000. Initial inventory requirements vary at new stores depending on the season and current merchandise trends. The Company expects the average total cost per square foot associated with opening a Hot Topic store to be approximately the same in fiscal 2004 as those in fiscal 2003. Hot Topic stores are planned to be approximately 1,700 square feet compared to Torrid stores which are planned to be approximately 2,400 square feet. The costs associated with opening a new Torrid store will be higher than a Hot Topic store due to the larger size of the Torrid stores. The actual costs that the Company will incur in connection with opening future stores cannot be predicted with precision because such costs will vary based upon, among other things, geographic location, store size, and the extent of the build-out required at the selected sites.

         The following table summarizes the Company's contractual obligations as of January 31, 2004, and the timing and effect that such commitments are expected to have on the Company's liquidity and capital requirements in future periods:

                                                           PAYMENTS DUE BY PERIOD ($ IN THOUSANDS)
                                          ----------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                      TOTAL     WITHIN 1 YEAR   2-3 YEARS     4-5 YEARS   MORE THAN 5 YEARS
                                          ------------  ------------  ------------  ------------  --------------
OPERATING LEASES                          $   276,249   $    36,548   $    72,040   $    67,045   $     100,616
PURCHASE OBLIGATIONS                           50,310        50,310            --            --              --
LETTERS OF CREDIT AND OTHER OBLIGATIONS           688           688            --            --              --
                                          ------------  ------------  ------------  ------------  --------------

TOTAL CONTRACTUAL OBLIGATIONS             $   327,247   $    87,546   $    72,040   $    67,045   $     100,616
                                          ============  ============  ============  ============  ==============

         See Note 5 to the Company's consolidated financial statements for additional disclosure related to operating lease obligations.

         On May 8, 2002, the Company announced that its Board of Directors approved the repurchase of up to an aggregate of 1,500,000 shares of its Common Stock during the period ending January 31, 2003. As of January 31, 2003, the Company had completed the repurchase of 1,500,000 shares of its Common Stock at a cost of $19.7 million, at an average price of $13.13 per common share. On March 19, 2004, the Company announced that its Board of Directors approved the repurchase of up to an aggregate of 2,000,000 shares of its Common Stock during the period ending January 28, 2005.

         The Company believes that its existing cash balances and cash generated from operations will be sufficient to fund its operations, planned expansion and repurchase of Company Common Stock through at least the next 12 months.

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

         INVENTORIES: Inventories and related cost of sales are accounted for by the retail method. The cost of inventory is valued at the lower of average cost or market, on a first-in, first-out (FIFO) basis, utilizing the retail method. Each month, slow moving or seasonally obsolete merchandise is marked down. The first markdown is typically to 50% of the original retail. In cases where the merchandise does not sell after the first markdown, an additional markdown is made in a subsequent month. Any marked down merchandise that does not sell is typically marked down to a zero value and removed from the store, approximately three months after the original markdown. In determining the lower of average cost or market value of period ending inventories, consistently applied valuation criteria are used. Consideration is given to a number of quantitative factors, including anticipated subsequent permanent markdowns and aging of inventories. To the extent the Company's estimated markdowns at year-end prove to be insufficient, additional future markdowns will need to be recorded.

         VALUATION OF LONG-LIVED ASSETS: The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management. The Company has not historically had an impairment of a long-lived asset. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected which could result in future impairment charges. While the Company believes recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges.

         REVENUE RECOGNITION: Sales are recognized upon the purchase by customers at the Company's retail store locations and websites, less merchandise returned by customers. The Company provides a reserve for projected merchandise returns based on historical experience. As the reserve for merchandise returns is based on estimates the actual returns could differ from the reserve, which could impact sales. Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not a party to any derivative financial instruments. The Company's exposure to market risk relates to changes in interest rates on its investments with maturities of less than three months (which the Company considers to be cash and cash equivalents) and its short-term investments with maturities in excess of three months. Changes in interest rates affect the investment income earned on those investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and notes of the Company listed in Item 15(a) are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

   (a)   Evaluation of Disclosure Controls and Procedures

         Based on their evaluation of the Company's disclosure controls and procedures conducted prior to the date of filing this report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report.

   (b)   Changes in Internal Control Over Financial Reporting

         There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See the section entitled "Executive Officers and Key Employees" in Part I, Item 1 hereof for information regarding the Company's executive officers.

         The information required by this item with respect to directors is incorporated by reference to the information appearing under the caption "Election of Directors", contained in the Company's Definitive Proxy Statement which will be filed with the SEC within 120 days of January 31, 2004 pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders to be held on June 17, 2004 (the "2004 Proxy Statement").

         Certain other information required by this item is incorporated by reference to the information appearing under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" and "Standards of Business Ethics" in the 2004 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the information appearing under the caption "Executive Compensation" in the 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item is incorporated by reference to the information appearing under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2004 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the information appearing under the caption "Certain Transactions" in the 2004 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information appearing under the caption "Ratification of Selection of Independent Auditors" in the 2004 Proxy Statement.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)   CONSOLIDATED FINANCIAL STATEMENTS

         The following consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K:

                                                                            PAGE
      Report of Ernst & Young LLP, Independent Auditors....................  F-1
      Consolidated Balance Sheets as of January 31, 2004 and
            February 1, 2003...............................................  F-2
      Consolidated Statements of Income for the years ended January
            31, 2004, February 1, 2003 and February 2, 2002................  F-3
      Consolidated Statements of Shareholders' Equity for the years ended
            January 31, 2004, February 1, 2003 and February 2, 2002........  F-4
      Consolidated Statements of Cash Flows for the years ended January
            31, 2004, February 1, 2003 and February 2, 2002................  F-5
      Notes to Consolidated Financial Statements...........................  F-6

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

         (b)      REPORTS ON FORM 8-K

         On November 5, 2003, the Company filed a report on Form 8-K furnishing, under Item 12, information related to its sales for the third quarter of fiscal 2003 (quarter ended November 1, 2003). On November 19, 2003, the Company filed a report on Form 8-K furnishing, under Item 12, information related to its results for the third quarter of fiscal 2003.

         (c)      EXHIBITS

         EXHIBIT
         NUMBER                     DESCRIPTION OF DOCUMENT
         ------                     -----------------------
           3.1        Amended and Restated Articles of Incorporation. (1)
           3.2        Amended and Restated Bylaws. (3)
           4.1        Reference is made to Exhibits 3.1 and 3.2.
           4.2        Specimen stock certificate.  (1)
         10.1a        Form of Indemnity Agreement to be entered into between
                      Registrant and its directors and officers.  (1)
         10.2a        1996 Equity Incentive Plan (the "1996 Plan").  (1)
         10.3a        Form of Nonstatutory Stock Option Agreement of Registrant
                      pursuant to the 1996 Plan.  (1)
         10.4a        Form of Incentive Stock Option Agreement of Registrant
                      pursuant to the 1996 Plan.  (1)
         10.5a        Non-Employee Directors' Stock Option Plan.  (1)
         10.6a        Employee Stock Purchase Plan.  (1)
         10.7a        401(k) Defined Contribution Plan of Registrant, effective
                      as of August 1, 1995. (1)

         EXHIBIT
         NUMBER                     DESCRIPTION OF DOCUMENT
         ------                     -----------------------
          10.8 Industrial Real Estate Lease (Multi-Tenant Facility), dated December 10, 1998, entered into between Registrant's wholly owned subsidiary, Hot Topic Administration, Inc. and Majestic Realty Co. and Patrician Associates, Inc. (2)
          10.9 Guaranty of Lease, dated December 10, 1998, entered into between the Registrant and Majestic Realty Co. and Patrician Associates, Inc. (2)
         10.10 First Amendment to Industrial Real Estate Lease, dated March 19, 2001, by and between Majestic - Fullerton Road, LLC, PFG Fullerton Limited Partnership, and Hot Topic Administration, Inc. (3)
        10.11a Employment Offer Letter dated January 12, 2001, between the Registrant and Gerald Cook. (3)
        10.12a Form of Restricted Stock Bonus Agreement between the Registrant and each of its non-employee directors as of March 7, 2001 (with Robert Jaffe for 1,905 shares, and with each of Bruce Quinnell, Edgar Berner, Andrew Schuon and Corrado Federico for 1,587 shares) and as of September 24, 2001 (with Cynthia Cohen for 1,178 shares and vesting from September 24, 2001) and as of January 28, 2002 (with
                      W. Scott Hedrick for 618 shares and vesting from January 28, 2002). (4)
        10.13a Employment Offer Letter dated June 11, 2001, between the Registrant and Jane Cruz. (5)
        10.14a Employment Offer Letter dated August 14, 2002, between the Registrant and Patricia Van Cleave. (6)
        10.15a Employment Letter dated January 23, 2003, between the Registrant and James McGinty. (6)
          23.1        Consent of Ernst & Young LLP, Independent Auditors.
          24.1        Power of Attorney is contained on the signature page.
          31.1 Certification, dated April 5, 2004, of Registrant's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
          31.2 Certification, dated April 5, 2004, of Registrant's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
          32.1 Certifications, dated April 5, 2004, of Registrant's Chief Executive Officer and Chief Financial Officer required by
                      Section 906 of the Sarbanes-Oxley Act of 2002.
____________
(1) Filed as an exhibit to Registrant's Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.

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

(6) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended February 1, 2003 and incorporated herein by reference.

a        Denotes management contract or compensatory plan or arrangement.

         (d)      FINANCIAL STATEMENT SCHEDULES

         Reference is made to Item 15(a)(2).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HOT TOPIC, INC.


                                       By:  /s/ Elizabeth McLaughlin
                                            ------------------------------------
                                            Elizabeth McLaughlin
                                            Chief Executive Officer and Director
                                       April 5, 2004


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

                  NAME                              POSITION                       DATE
         ---------------------------   -------------------------------------   -------------

          /s/ ELIZABETH MCLAUGHLIN     Chief Executive Officer and Director    April 5, 2004
          ------------------------     (PRINCIPAL EXECUTIVE OFFICER)
           Elizabeth McLaughlin

             /s/ JAMES MCGINTY         Chief Financial Officer (PRINCIPAL      April 5, 2004
          ------------------------     FINANCIAL OFFICER)
              James McGinty

          /s/ GEORGE WEHLITZ, JR.      Vice President, Finance (PRINCIPAL      April 5, 2004
          ------------------------     ACCOUNTING OFFICER)
           George Wehlitz, Jr.

             /s/ BRUCE QUINNELL        Chairman of the Board                   April 5, 2004
          ------------------------
              Bruce Quinnell

              /s/ EDGAR BERNER         Director                                April 5, 2004
          ------------------------
               Edgar Berner

            /s/ CORRADO FEDERICO       Director                                April 5, 2004
          ------------------------
             Corrado Federico

             /s/ ANDREW SCHUON         Director                                April 5, 2004
          ------------------------
              Andrew Schuon

             /s/ CYNTHIA COHEN         Director                                April 5, 2004
          ------------------------
              Cynthia Cohen

            /s/ W. SCOTT HEDRICK       Director                                April 5, 2004
          ------------------------
             W. Scott Hedrick

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Hot Topic, Inc.

We have audited the accompanying consolidated balance sheets of Hot Topic, Inc. and its subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hot Topic, Inc. and its subsidiaries at January 31, 2004 and February 1, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States.



                                                         /s/   Ernst & Young LLP


Los Angeles, California
February 27, 2004

                        Hot Topic, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                        JANUARY 31,  FEBRUARY 1,
                                                          2004          2003
                                                        ----------   ----------
Assets
Current assets:
   Cash and cash equivalents                            $  11,886    $  13,139
   Short-term investments                                 116,319       70,279
   Inventory                                               51,937       38,409
   Prepaid expenses and other                              10,654        7,866
   Deferred tax assets                                      2,259        2,093
                                                        ----------   ----------
Total current assets                                      193,055      131,786

Leaseholds, fixtures and equipment, net                    88,348       72,146
Deposits and other                                            189          171
Deferred tax assets                                            --          683
                                                        ----------   ----------
Total assets                                            $ 281,592    $ 204,786
                                                        ==========   ==========

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                     $  15,841    $  15,407
   Accrued liabilities                                     28,133       19,639
   Income taxes payable                                     7,242        6,453
                                                        ----------   ----------
Total current liabilities                                  51,216       41,499

Deferred rent                                               3,155        2,358
Deferred tax liability                                      3,316           --

Commitments and contingencies                                  --           --

Shareholders' equity:
Preferred shares, no par value; 10,000,000 shares
 authorized; no shares issued and outstanding                  --           --
Common shares, no par value; 150,000,000 shares
 authorized; 48,120,989 and 46,805,980 shares
 issued and outstanding at January 31, 2004 and
 February 1, 2003, respectively                            62,972       47,837
Retained earnings                                         161,134      113,092
Accumulated other comprehensive loss                         (201)          --
                                                        ----------   ----------
Total shareholders' equity                                223,905      160,929
                                                        ----------   ----------
Total liabilities and shareholders' equity              $ 281,592    $ 204,786
                                                        ==========   ==========


See notes to consolidated financial statements.

                        Hot Topic, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    (In thousands, except per share amounts)

                                                             Years Ended
                                                 ------------------------------------
                                                 January 31,  February 1,  February 2,
                                                    2004         2003         2002
                                                 ----------   ----------   ----------

Net sales                                        $ 572,039    $ 443,250    $ 336,094
Cost of goods sold, including buying,
 distribution and occupancy costs                  351,542      273,132      204,993
                                                 ----------   ----------   ----------
Gross margin                                       220,497      170,118      131,101

Selling, general and administrative expenses       143,952      115,634       86,950
                                                 ----------   ----------   ----------
Operating income                                    76,545       54,484       44,151

Interest income                                     (1,358)      (1,390)      (1,912)
Interest expense                                        40           19           28
                                                 ----------   ----------   ----------
Income before income taxes                          77,863       55,855       46,035

Provision for income taxes                          29,821       21,225       17,435
                                                 ----------   ----------   ----------
Net income                                       $  48,042    $  34,630    $  28,600
                                                 ==========   ==========   ==========

Net income per share:
   Basic                                         $    1.01    $    0.74    $    0.62
                                                 ==========   ==========   ==========
   Diluted                                       $    0.97    $    0.70    $    0.57
                                                 ==========   ==========   ==========

Shares used in computing net income per share:
   Basic                                            47,479       47,027       46,467
   Diluted                                          49,588       49,276       49,829


See notes to consolidated financial statements.

                                  Hot Topic, Inc. and Subsidiaries
                           Consolidated Statements of Shareholders' Equity
                                           (In thousands)

                                                                                            Accumulated
                                                          Common Shares                        Other         Total
                                                     -----------------------    Retained   Comprehensive Shareholders'
                                                       Shares       Amount      Earnings   Income (Loss)    Equity
                                                     ----------   ----------   ----------   ----------    ----------

BALANCE AT FEBRUARY 3, 2001                             45,662    $  49,429    $  49,862    $      --     $  99,291
   Exercise of stock options                             1,376        3,680           --           --         3,680
   Employee stock purchase plan                             25          205           --           --           205
   Fractional shares purchased in 3-for-2 stock split       --           (6)          --           --            (6)
   Tax benefit from exercise of stock options               --        3,598           --           --         3,598
   Net income                                               --           --       28,600           --        28,600
                                                     ----------   ----------   ----------   ----------    ----------
BALANCE AT FEBRUARY 2, 2002                             47,063       56,906       78,462           --       135,368
   Exercise of stock options                             1,195        4,942           --           --         4,942
   Employee stock purchase plan                             33          418           --           --           418
   Restricted stock awards                                  15          153           --           --           153
   Repurchase of common stock                           (1,500)     (19,700)          --           --       (19,700)
   Tax benefit from exercise of stock options               --        5,118           --           --         5,118
   Net income                                               --           --       34,630           --        34,630
                                                     ----------   ----------   ----------   ----------    ----------
BALANCE AT FEBRUARY 1, 2003                             46,806       47,837      113,092           --       160,929
   Exercise of stock options                             1,261        7,696           --           --         7,696
   Employee stock purchase plan                             46          666           --           --           666
   Restricted stock awards                                   8          180           --           --           180
   Fractional shares purchased in 3-for-2 stock split       --          (23)          --           --           (23)
   Tax benefit from exercise of stock options               --        6,616           --           --         6,616
   Comprehensive income:
     Net income                                             --           --       48,042           --        48,042
     Unrealized loss on marketable securities, net          --           --           --         (201)         (201)
                                                                                                          ----------
       Total comprehensive income                                                                            47,841
                                                     ----------   ----------   ----------   ----------    ----------
BALANCE AT JANUARY 31, 2004                             48,121    $  62,972    $ 161,134    $    (201)    $ 223,905
                                                     ==========   ==========   ==========   ==========    ==========



See notes to consolidated financial statements.

                             Hot Topic, Inc. and Subsidiaries
                           Consolidated Statements of Cash Flows
                                      (In thousands)

                                                                    Years Ended
                                                       -------------------------------------
                                                      January 31,   February 1,   February 2,
                                                         2004          2003           2002
                                                       ---------     ---------     ---------
OPERATING ACTIVITIES
Net income                                             $ 48,042      $ 34,630      $ 28,600
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                         18,793        15,309        11,082
   Tax benefit from exercise of stock options             6,616         5,118         3,598
   Stock-based compensation                                 155           142           130
   Deferred rent                                            797           597           358
   Deferred taxes                                         4,075          (322)       (1,061)
   Loss on disposal of fixed assets                         656           278           401
   Changes in operating assets and liabilities:
      Inventory                                         (13,528)       (8,856)       (8,217)
      Prepaid expenses and other current assets          (2,787)       (2,431)          118
      Deposits and other assets                             (18)            3           (73)
      Accounts payable                                      434         4,155         4,620
      Accrued liabilities                                 8,519         7,528           741
      Income taxes payable                                  548         4,166         2,096
                                                       ---------     ---------     ---------
Net cash provided by operating activities                72,302        60,317        42,393

INVESTING ACTIVITIES
Purchases of property and equipment                     (35,654)      (33,879)      (26,119)
Proceeds from sale of short-term investments             52,906        46,105        16,476
Net purchase of short-term investments                  (99,146)      (49,296)      (33,398)
                                                       ---------     ---------     ---------
Net cash used in investing activities                   (81,894)      (37,070)      (43,041)

FINANCING ACTIVITIES
Repurchase of common stock                                  (23)      (19,700)           (6)
Proceeds from employee stock purchases and
 exercise of stock options                                8,362         5,370         3,755
                                                       ---------     ---------     ---------
Net cash provided (used) by financing activities          8,339       (14,330)        3,749
                                                       ---------     ---------     ---------

Increase (decrease) in cash and cash equivalents         (1,253)        8,917         3,101
Cash and cash equivalents at beginning of year           13,139         4,222         1,121
                                                       ---------     ---------     ---------
Cash and cash equivalents at end of year               $ 11,886      $ 13,139      $  4,222
                                                       =========     =========     =========

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest                 $     40      $     19      $     28
                                                       =========     =========     =========
Cash paid during the year for income taxes             $ 18,614      $ 12,317      $ 10,799
                                                       =========     =========     =========
Capital lease obligations entered into for equipment   $     --      $     --      $    147
                                                       =========     =========     =========

See notes to consolidated financial statements.

                        Hot Topic, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                January 31, 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Hot Topic, Inc. and its wholly owned subsidiaries (collectively, the "Company") is a mall-based specialty retailer operating the Hot Topic and Torrid store concepts. Hot Topic offers a selection of music-licensed and music-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. In fiscal 2001 (the fiscal year ended February 2, 2002) the Company launched a second retail concept with the opening of six stores under the trade name Torrid. Torrid offers a selection of apparel, lingerie, shoes and accessories centered around various lifestyles for plus-size females between the ages of 15 and 29. The Company opened its first Hot Topic store in 1989 and at the end of fiscal 2003(the fiscal year ended January 31, 2004), the Company operated 502 Hot Topic stores and 52 Torrid stores in 49 states throughout the United States and Puerto Rico. The Company also maintains two distinct websites, www.hottopic.com ("hottopic.com") and www.torrid.com ("torrid.com") which reflect the Hot Topic and Torrid store concepts and sell certain items of merchandise. The Company has one reportable segment given the similarities of the economic characteristics among the store formats.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

FISCAL YEAR

The Company's fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 were 52-week years.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of less than three months when purchased to be cash equivalents. The Company is potentially exposed to a concentration of credit risk when cash deposits in banks are in excess of federally insured limits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers carrying amounts of cash and cash equivalents, receivables, and accounts payable to approximate fair value because of the short maturity of these financial instruments.

Amounts outstanding under the unsecured bank credit agreement are held at their estimated fair values because they accrue interest at rates which generally fluctuate with interest rate trends.

SHORT-TERM INVESTMENTS

Short-term investments with maturities in excess of three months consist primarily of interest bearing bonds that are highly liquid, low risk with a minimum credit quality rating of A-1 (Standard and Poor's), SP-1 (Moody's Investor Service) or equivalent, and are available for sale.

Other Comprehensive Loss items consist of fluctuations in the fair market value of certain short-term investments. Other Comprehensive Income was lower than net income for fiscal year ended January 31, 2004 as a result of Other Comprehensive Loss items aggregating $201,000. Other Comprehensive Loss items are reported in the Shareholders' Equity section of the Consolidated Balance Sheet.

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

REVENUE RECOGNITION

Sales are recognized upon the purchase by customers at the Company's retail store locations and websites, less merchandise returned by customers. The Company provides a reserve for projected merchandise returns based on historical experience. Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption. Shipping and handling revenues from our websites are included as a component of net sales.

STORE PRE-OPENING COSTS

Costs incurred in connection with the opening of a new store are expensed as incurred.

SHIPPING AND HANDLING COSTS

The Company classifies shipping and handling costs in costs of goods sold, including buying, distribution and occupancy costs in the accompanying statements of income.

ADVERTISING COSTS

Advertising costs are expensed the first time the event occurs or as incurred. Advertising expenses were $1,065,000, $521,000, and $334,000 for the years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

INCOME TAXES

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which prescribes the use of the liability method to compute the difference between the tax basis of assets and liabilities and the related financial reporting amounts using currently enacted tax laws and rates.

NET INCOME PER SHARE

Net income per share has been computed in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings per Share" (see Note 7). A three-for-two stock split became effective September 2, 2003. All share and per share amounts have been restated to reflect the stock split and all previous stock splits.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

LONG-LIVED ASSETS

Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The review is based on comparing the expected undiscounted cash flows to the carrying amount of such assets. If it is determined that the carrying amount of the long-lived assets is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method. At January 31, 2004, the Company believes there has been no impairment of the value of such assets to date.

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

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation--Transition and Disclosure an Amendment of FASB Statement No. 123", amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." As such, compensation expense for stock options issued to employees is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2003, 2002, and 2001: weighted average risk-free interest rates of 5%; dividend yields of 0%; weighted average volatility factors of the expected market price of the Company's common stock of .40 for fiscal 2003, and 0.61 for fiscal 2002 and 2001; and a weighted average expected life of the options of 5 years. The weighted average fair value of options granted during the year are $6.70, $8.53, and $6.14 per share for fiscal 2003, 2002 and 2001, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options, based on the Black-Scholes option pricing model, is amortized to expense over the options' vesting periods. The following is the pro forma information had the fair value method under SFAS No. 123, as amended by SFAS No. 148, been adopted (in thousands, except per share amounts):

                                                      Years Ended
                                       -----------------------------------------
                                       January 31,    February 1,    February 2,
                                          2004           2003            2002
                                       -----------    -----------    -----------

Net income
   As reported                         $   48,042     $   34,630     $   28,600

   Add: Stock-based
   compensation expense
   included in reported
   net income, net of
   related tax effects                         96             88             81

   Deduct: Total stock-
   based compensation
   expense determined
   under fair value
   method for all awards,
   net of related tax
   effects                                 (5,166)        (4,189)        (3,120)
                                       -----------    -----------    -----------
   Pro forma                           $   42,972     $   30,529     $   25,561
                                       ===========    ===========    ===========

Basic earnings per share:
   As reported                         $     1.01     $     0.74     $     0.62
   Pro forma                           $     0.91     $     0.65     $     0.55

Diluted earnings per share:
   As reported                         $     0.97     $     0.70     $     0.57
   Pro forma                           $     0.88     $     0.62     $     0.51

NEW ACCOUNTING PRONOUNCEMENTS

During April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS 149 did not have any material impact on the Company's operating results or financial condition as the Company does not have any derivative instruments that are affected by FAS 149.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not currently have any variable interest entities and the adoption of the provisions of FIN 46 did not have a material impact on the Company's results of operations or financial condition.

Beginning in 2003, the Company adopted the provisions of Emerging Issues Task Force("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." Issue No. 02-16 provides guidance on how a reseller should characterize the cash consideration received from a vendor and when and how the cash consideration should be recorded on its income statements. Issue No. 02-16 requires that the cash consideration received from the vendor be considered as a reduction of cost of sales when recognized in the reseller's income statement. If the cash consideration received from a vendor is the direct, specific and incremental reimbursement of costs incurred by the reseller to sell the vendor's products, the cash consideration should be treated as a reduction of such selling costs. Historically, the Company has only received money from vendors when product sell-through was below expectations and markdowns were required to be taken. Amounts received are treated as a reduction of cost of sales when received as the goods are typically sold prior to the receipt of vendor money.


2. LEASEHOLDS, FIXTURES AND EQUIPMENT

Leaseholds, fixtures and equipment are summarized as follows (in thousands):

                                                       January 31,   February 1,
                                                          2004          2003
                                                       -----------   -----------
Furniture, fixtures and equipment                      $   78,476    $   58,597
Leasehold improvements                                     72,507        58,322
                                                       -----------   -----------
                                                          150,983       116,919
Less accumulated depreciation and amortization            (62,635)      (44,773)
                                                       -----------   -----------
                                                       $   88,348    $   72,146
                                                       ===========   ===========

3. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                       January 31,   February 1,
                                                          2004         2003
                                                       -----------   -----------
Accrued payroll and related expenses                   $    9,833    $    7,185
Gift cards, gift certificates and
  store merchandise credits                                 5,713         3,739
Accrued percentage rents                                    4,012         1,642
Other                                                       8,575         7,073
                                                       -----------   -----------
                                                       $   28,133    $   19,639
                                                       ===========   ===========

4. BANK CREDIT AGREEMENT

The Company has an unsecured bank credit agreement for $5,000,000, which is used for issuing letters of credit. The credit agreement expires in August 1, 2004 and the Company expects to renew the agreement under similar terms and conditions. The letters of credit are primarily used for inventory purchases. At January 31, 2004, the Company had $56,000 of outstanding letters of credit under the credit agreement.

5. COMMITMENTS AND CONTINGENCIES

LEASES

The Company has entered into lease agreements for retail and office space, vehicles, and equipment under primarily noncancelable leases with terms ranging from approximately three to ten years. The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or 5% to 8% of annual sales volume. Certain of the leases provide for increasing minimum annual rental amounts. Rent expense is recorded on a straight-line basis over the term of the lease. Accordingly, deferred rent, as reflected in the accompanying balance sheets, represents the difference between rent expense accrued and amounts paid under the terms of the lease agreements. Total rent expense for the years ended January 31, 2004, February 1, 2003 and February 2, 2002 was $39,403,000, $30,966,000, and $21,784,000, respectively, including contingent rentals of $4,866,000, $3,670,000, and $3,164,000, respectively.

Annual future minimum lease payments under operating leases as of January 31, 2004 are as follows (in thousands):
                                                      Operating
Fiscal Year                                            Leases
------------                                          ---------

2004                                                  $ 36,548
2005                                                    36,288
2006                                                    35,752
2007                                                    34,596
2008                                                    32,449
Thereafter                                             100,616
                                                      ---------
Total minimum lease payments                          $276,249
                                                      =========

LITIGATION

The Company is involved in various matters of litigation during the ordinary course of business. Management does not believe any such matters will have a material impact on the financial condition or results of operations of the Company.


6. SHAREHOLDERS' EQUITY

Stock Split
On August 12, 2003, the Company announced that its Board of Directors approved a three-for-two stock split (in the form of a dividend) of its common stock. On the effective date of September 2, 2003, shareholders received a dividend of one additional share for every two shares they owned at the close of business on the record date of August 21, 2003. All share and per share amounts have been restated to reflect this stock split and all previous stock splits effectuated by the Company.

Stock Repurchase
On May 8, 2002, the Company announced that its Board of Directors approved the repurchase of up to an aggregate of 1,500,000 shares of its common stock during the period ending January 31, 2003. As of January 31, 2003, the Company had completed the repurchase of 1,500,000 shares of its common stock at a cost of $19.7 million, at an average price of $13.13 per common share.

Employee Stock Purchase Plan
In June 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to employees of the Company. All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan. Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee's employment for any reason. In general, an employee may withdraw from participation in an offering at any time during the purchase period for such offering. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings occur every six months commencing January 1, 1997.

Equity Incentive and Stock Option Plans
Under the Company's 1996 Equity Incentive Plan, the Company may grant stock options, stock bonuses, restricted stock purchase rights and stock appreciation rights to employees, directors or consultants of the Company, as deemed appropriate by the Board of Directors. Under the Company's 1996 Non-Employee Directors' Stock Option Plan and together with the 1996 Equity Incentive Plan (the "Plans"), the Company may grant stock options to non-employee directors of the Company. The exercise price of options granted under the Plans shall be determined by the Board of Directors at the date of grant and shall not be lower than (i) 100% of the fair market value of the Company's common stock on the date of grant for incentive stock options, (ii) 85% of the fair market value of the Company's common stock on the date of grant for non-statutory stock options, and
(iii) 110% of the fair market value of the Company's common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock of the Company. Unless the Board of Directors declares otherwise, options vest over four years and generally expire ten years from the date of grant. An aggregate of 19,020,000 shares of common stock may be issued pursuant to the Plans. During fiscal 2003, the Plans were amended to increase the aggregate number of shares of common stock authorized for issuance by 2,775,000 shares. As of January 31, 2004, 3,684,904 shares were available for future grants. No options, under the Plans, have been granted to consultants.

The Company granted 8,855, 8,424, and 14,766 shares of restricted common stock in the year ended January 31, 2004, February 1, 2003, and February 2, 2002, respectively, to non-employee directors under the 1996 Equity Incentive Plan. The 8,855 restricted shares issued in fiscal 2003 will vest in the year ending January 29, 2005, the 8,424 restricted shares issued in fiscal 2002 vested in the year ended January 31, 2004, and the 14,766 restricted shares issued in fiscal 2001 vested in the year ended February 1, 2003. All awarded common shares will remain restricted until such time the recipient is no longer a member of the Company's Board of Directors. The value of these grants is expensed over the vesting period and $155,000, $142,000, and $130,000 was expensed in the years ended January 31, 2004, February 1, 2003, and February 2, 2002 respectively.

A summary of the Company's stock option activity and related information follows:

                                     January 31, 2004        February 1, 2003        February 2, 2002
                                   ---------------------  ----------------------  ----------------------
                                                 Weighted               Weighted                Weighted
                                                 Average                Average                 Average
                                                 Exercise               Exercise                Exercise
                                     Options      Price     Options      Price      Options      Price
                                   -----------   -------  -----------   --------  -----------   --------

Outstanding at beginning of year    4,876,941    $ 8.70    4,891,268    $  5.85    5,624,420    $  3.35
Granted                             1,396,931    $15.78    1,394,475    $ 15.14    1,522,013    $ 10.90
Exercised                          (1,260,630)   $ 6.11   (1,195,529)   $  4.13   (1,375,739)   $  2.67
Forfeited                            (199,447)   $12.37     (213,273)   $ 10.88     (879,426)   $  3.57
                                   -----------   -------  -----------   --------  -----------   --------
Outstanding at end of year          4,813,795    $11.28    4,876,941    $  8.70    4,891,268    $  5.85
                                   ===========   =======  ===========   ========  ===========   ========

Exercisable at end of year          2,146,586    $ 7.80    2,000,054    $  5.06    1,709,822    $  3.31
                                   ===========   =======  ===========   ========  ===========   ========

Exercise prices for the 4,813,795 options outstanding as of January 31, 2004 ranged from $1.51 to $23.02. The weighted average contractual life of those options is 7.5 years. The following table summarizes information about stock options outstanding as of January 31, 2004:

                                               Outstanding Options
                           ------------------------------------------------------------
                                         Weighted   Weighted                  Weighted
                                         Average    Average                   Average
                              Number     Exercise  Contractual    Number      Exercise
Range of Exercise Prices   Outstanding    Price       Life      Exercisable    Price
------------------------   -----------------------------------  ------------------------

     $1.51 - $5.83            859,579   $    2.93        5.4       798,688   $    2.85
     $5.97 - $10.64         1,299,677   $    8.67        6.8       859,340   $    8.44
    $11.00 - $15.33         1,271,783   $   14.65        8.1       473,100   $   14.67
    $15.61 - $23.02         1,382,756   $   15.83        9.1        15,458   $   17.66
                           -----------------------------------  ------------------------
     $1.51 - $23.02         4,813,795   $   11.28        7.5     2,146,586   $    7.80
                           ===================================  ========================

The Company recorded tax benefits associated with the exercise of non-qualified stock options. The tax benefits increased shareholders' equity and decreased income taxes payable in the amounts of $6,616,000, $5,118,000, and $3,598,000 for the years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively.


7. NET INCOME PER SHARE

The Company computes net income per share pursuant to SFAS No. 128, "Earnings Per Share." Basic net income per share is computed based on the weighted average number of common shares outstanding for the period. Diluted net income per share is computed based on the weighted average number of common shares and potentially dilutive common stock equivalents outstanding for the period. A three-for-two stock split of the Company's common stock became effective September 2, 2003. All share and per share amounts have been restated to reflect this stock split and all previous stock splits effectuated by the Company.

Reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share for the years ended (in thousands, except per share amounts):
                                            January 31,  February 1, February 2,
                                               2004         2003        2002
                                            ----------   ----------   ----------
Basic Earnings Per Share Computation:
   Numerator                                $  48,042    $  34,630    $  28,600
   Denominator:
      Weighted average common
       shares outstanding                      47,479       47,027       46,467
                                            ----------   ----------   ----------
      Total shares                             47,479       47,027       46,467
                                            ==========   ==========   ==========
   Basic earnings per share                 $    1.01    $    0.74    $    0.62
                                            ==========   ==========   ==========

Diluted Earnings Per Share Computation:
   Numerator                                $  48,042    $  34,630    $  28,600
   Denominator:
      Weighted average common
       shares outstanding                      47,479       47,027       46,467
      Incremental shares from assumed
       conversion of options                    2,109        2,249        3,362
                                            ----------   ----------   ----------
      Total shares                             49,588       49,276       49,829
                                            ==========   ==========   ==========
   Diluted earnings per share               $    0.97    $    0.70    $    0.57
                                            ==========   ==========   ==========

8. INCOME TAXES

Composition of the provision for income taxes for the years ended (in thousands):

                                   January 31,      February 1,      February 2,
                                      2004             2003             2002
                                   -----------      -----------      -----------
Current:
   Federal                         $   21,169       $   18,584       $   15,727
   State                                4,577            2,963            2,769
                                   -----------      -----------      -----------
                                       25,746           21,547           18,496
                                   -----------      -----------      -----------
Deferred:
   Federal                              4,397             (125)            (859)
   State                                 (322)            (197)            (202)
                                   -----------      -----------      -----------
                                        4,075             (322)          (1,061)
                                   -----------      -----------      -----------
Total income tax expense           $   29,821       $   21,225       $   17,435
                                   ===========      ===========      ===========

Significant components of the Company's deferred tax assets and liabilities as of (in thousands):

                                                       January 31,   February 1,
                                                          2004          2003
                                                       -----------   -----------

Current deferred tax assets (liabilities):
   Accrued vacation and other                          $      727    $      835
   Inventory                                                  701           496
   State taxes                                                597         1,004
   Other assets (liabilities)                                 234          (242)
                                                       -----------   -----------
Net current deferred tax assets                             2,259         2,093
                                                       -----------   -----------
Noncurrent deferred tax assets (liabilities):
   Depreciation                                            (4,048)          419
   Deferred rent                                              732           264
                                                       -----------   -----------
Total noncurrent deferred tax assets (liabilities)         (3,316)          683
                                                       -----------   -----------
Net deferred tax assets (liabilities)                  $   (1,057)   $    2,776
                                                       ===========   ===========

Reconciliation of the provision for income taxes to the statutory tax rate for the years ended:

                                         January 31,   February 1,  February 2,
                                            2004          2003         2002
                                         -----------   -----------  -----------

Statutory federal rate                         35.0%         35.0%        35.0%
Permanent differences                          (0.4)         (0.5)        (1.0)
State and local taxes, net of federal
 benefit                                        3.6           3.7          3.4
Other items                                     0.1          (0.2)         0.5
                                         -----------   -----------  -----------
Effective income tax rate                      38.3%         38.0%        37.9%
                                         ===========   ===========  ===========

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