Form 10-Q
period 2004-05-01
HOT TOPIC INC /CA/
filed 2004-06-02
CIK 1017712

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended May 1, 2004

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

                                 (626) 839-4681
                                 --------------
              (Registrant's telephone number, including area code)


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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 24, 2004 - 46,709,926 shares of common stock, no par value.

                                 HOT TOPIC, INC.
                               INDEX TO FORM 10-Q
                                                                        Page No.
                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

        Consolidated Balance Sheets - May 1, 2004 and January 31, 2004     3

        Consolidated Statements of Income for the three months
          ended May 1, 2004 and May 3, 2003                                4

        Consolidated Statements of Cash Flows for the three months
          ended May 1, 2004 and May 3,  2003                               5

        Notes to Consolidated Financial Statements                         6-9


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                10-19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         20

ITEM 4. CONTROLS AND PROCEDURES                                            20


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   21

SIGNATURES                                                                 22

                                  PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 Hot Topic, Inc. and Subsidiaries
                                   Consolidated Balance Sheets
                               (In thousands, except share amounts)


                                                                May 1, 2004    January 31, 2004
                                                                -------------------------------
                                                                 (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                       $  11,021       $  11,886
  Short-term investments                                             75,250         116,319
  Inventory                                                          57,623          51,937
  Prepaid expenses and other                                         11,089          10,654
  Deferred tax assets                                                 2,259           2,259
                                                                  --------------------------
Total current assets                                                157,242         193,055

Leaseholds, fixtures and equipment, net                              96,236          88,348
Deposits and other                                                      193             189
                                                                  --------------------------
Total assets                                                      $ 253,671       $ 281,592
                                                                  ==========================

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                                $  22,042       $  15,841
  Accrued liabilities                                                22,913          28,133
  Income taxes payable                                                2,269           7,242
                                                                  --------------------------
Total current liabilities                                            47,224          51,216

Deferred rent                                                         3,368           3,155
Deferred tax liability                                                3,316           3,316

Commitments and contingencies                                            --              --

Shareholders' equity:
Preferred shares, no par value; 10,000,000 shares
  authorized; no shares issued and outstanding                           --              --
Common shares, no par value; 150,000,000 shares authorized;
  46,983,700 and 48,120,989 shares issued and outstanding at
  May 1, 2004 and January 31, 2004, respectively                     33,599          62,972
Retained earnings                                                   166,492         161,134
Accumulated other comprehensive loss                                   (328)           (201)
                                                                  --------------------------
Total shareholders' equity                                          199,763         223,905
                                                                  --------------------------
Total liabilities and shareholders' equity                        $ 253,671       $ 281,592
                                                                  ==========================

See notes to consolidated financial statements.

                        HOT TOPIC, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                           Three Months Ended
                                                      --------------------------
                                                        May 1,          May 3,
                                                         2004            2003
                                                      --------------------------

Net sales                                             $ 128,143       $ 100,657
Cost of goods sold, including buying,
  distribution and occupancy costs                       83,826          65,043
                                                      --------------------------
Gross margin                                             44,317          35,614


Selling, general and administrative expenses             35,985          28,859
                                                      --------------------------
Operating income                                          8,332           6,755

Interest income, net                                       (352)           (358)
                                                      --------------------------
Income before income taxes                                8,684           7,113

Provision for income taxes                                3,326           2,703
                                                      --------------------------
Net income                                            $   5,358       $   4,410
                                                      ==========================

Net income per share:
    Basic                                             $    0.11       $    0.09
                                                      ==========================
    Diluted                                           $    0.11       $    0.09
                                                      ==========================

Shares used in computing net income per share:
    Basic                                                48,019          46,968
    Diluted                                              50,131          48,567


See notes to consolidated financial statements.

                        HOT TOPIC, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                           Three Months Ended
                                                        ------------------------
                                                          May 1,        May 3,
                                                           2004          2003
                                                        ------------------------
OPERATING ACTIVITIES
Net income                                              $  5,358       $  4,410
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                           5,018          4,359
   Tax benefit from exercise of stock options                767          1,155
   Stock-based compensation                                   39             39
   Deferred rent                                             213            170
   Loss on disposal of fixed assets                           38             13
   Changes in operating assets and liabilities:
     Inventory                                            (5,686)        (5,536)
     Prepaid expenses and other current assets              (435)        (1,083)
     Deposits and other assets                                (4)            (1)
     Accounts payable                                      6,201            514
     Accrued liabilities                                  (5,225)        (2,299)
     Income taxes payable                                 (4,973)        (6,163)
                                                        ------------------------
Net cash provided by (used in) operating activities        1,311         (4,422)

INVESTING ACTIVITIES
Purchases of property and equipment                      (12,978)        (8,773)
Proceeds from sale of short-term investments              87,493         56,890
Net purchase of short-term investments                   (46,551)       (50,339)
                                                        ------------------------
Net cash provided by (used in) investing activities       27,964         (2,222)

FINANCING ACTIVITIES
Repurchase of common stock                               (31,286)            --
Proceeds from employee stock purchases and exercise
   of stock options                                        1,146          1,297
                                                        ------------------------
Net cash provided by (used in) financing activities      (30,140)         1,297
                                                        ------------------------
Decrease in cash and cash equivalents                       (865)        (5,347)
Cash and cash equivalents at beginning of period          11,886         13,139
                                                        ------------------------
Cash and cash equivalents at end of period              $ 11,021       $  7,792
                                                        ========================

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                $      2       $     23
                                                        ========================
Cash paid during the period for income taxes            $  7,562       $  7,743
                                                        ========================


See notes to consolidated financial statements.

                        HOT TOPIC, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Hot Topic, Inc. is a mall-based specialty retailer operating the Hot Topic and Torrid store concepts. Hot Topic sells a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. In the first half of fiscal 2001 (the fiscal year ended February 2, 2002), we launched a second retail concept with the opening of six stores under the trade name Torrid. Torrid sells apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. At the end of the first quarter (May 1, 2004) of fiscal 2004 (the fiscal year ending January 29, 2005), we operated 529 Hot Topic stores in 49 states and Puerto Rico, and 52 Torrid stores. We also maintain two distinct websites, www.hottopic.com ("hottopic.com") and www.torrid.com ("torrid.com"), which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. Throughout this report, the terms "our", "we" and "us" refer to Hot Topic, Inc. and its subsidiaries.

The information set forth in these financial statements is unaudited except for the January 31, 2004 Consolidated Balance Sheet. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three months ended May 1, 2004 are not necessarily indicative of the results that may be expected for the year ending January 29, 2005.

Certain reclassifications have been made to prior year periods to conform to current period presentation. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2004.

NOTE 2. NET INCOME PER SHARE

We compute net income per share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." Basic net income per share is computed based on the weighted average number of common shares outstanding for the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period. A three-for-two stock split of our common stock became effective September 2, 2003. All share and per share amounts have been restated to reflect this stock split and all previous stock splits we effectuated.

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows (all amounts in thousands except per share amounts):

                                                        Three Months Ended
                                                  -----------------------------
                                                  May 1, 2004       May 3, 2003
                                                  -----------       -----------
Basic EPS Computation:
Numerator                                             $ 5,358           $ 4,410

Denominator:
    Weighted average common shares outstanding         48,019            46,968
                                                      --------          --------
    Total shares                                       48,019            46,968
                                                      ========          ========
Basic EPS                                             $  0.11           $  0.09
                                                      ========          ========

Diluted EPS Computation:
Numerator                                             $ 5,358           $ 4,410

Denominator:
   Weighted average common shares outstanding          48,019            46,968
   Incremental shares from assumed
       conversion of options                            2,112             1,599
                                                      --------          --------
   Total shares                                        50,131            48,567
                                                      ========          ========
Diluted EPS                                           $  0.11           $  0.09
                                                      ========          ========



NOTE 3.  COMPREHENSIVE INCOME

Comprehensive Income for the three months ended May 1, 2004 and May 3, 2003 is as follows (in thousands):

                                                        Three Months Ended
                                                  -----------------------------
                                                  May 1, 2004       May 3, 2003
                                                  -----------       -----------
Comprehensive income:
  Net income                                          $ 5,358           $ 4,410
  Unrealized loss on marketable securities, net          (127)               --
                                                      --------          --------
    Total comprehensive income                        $ 5,231           $ 4,410
                                                      ========          ========




NOTE 4. SHAREHOLDERS' EQUITY

On March 19, 2004, we announced that our Board of Directors approved the repurchase of up to an aggregate of two million shares of our common stock during the period ending January 29, 2005. As of May 1, 2004, we completed the repurchase of 1,280,000 shares of our common stock at a cost of $31.3 million.

NOTE 5. BANK CREDIT AGREEMENT

We maintain an unsecured bank credit agreement of $5.0 million. The credit agreement will expire in August 2004 and we expect to renew the credit agreement under similar terms. Letters of credit are issued under the credit agreement, which are primarily used for inventory purchases. At May 1, 2004, we had $0.6 million of outstanding letters of credit issued under the credit agreement.


NOTE 6. STOCK-BASED COMPENSATION

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if we accounted for our employee stock incentives under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options, based on the Black-Scholes option pricing model, is amortized to expense over the options' vesting periods. The following is the pro forma information using the fair value method under SFAS No. 123, as amended by SFAS No. 148 (in thousands, except per share amounts):


                                                         Three Months Ended
                                                  ------------------------------
                                                  May 1, 2004        May 3, 2003
                                                  -----------        -----------

Net income
  As reported                                      $   5,358          $   4,410
  Add: Stock-based compensation
  expense included in reported
  net income, net of related tax
  effects                                                 24                 24

  Deduct: Total stock-based
  compensation expense
  determined under fair value
  method for all awards, net of
  related tax effects                                 (1,550)            (1,204)
                                                   ----------         ----------
Pro forma                                          $   3,832          $   3,230
                                                   ==========         ==========

Basic earnings per share:
  As reported                                      $    0.11          $    0.09
  Pro forma                                        $    0.08          $    0.07

Diluted earnings per share:
  As reported                                      $    0.11          $    0.09
  Pro forma                                        $    0.08          $    0.07

NOTE 7. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

During April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS 149 did not have any material impact on our operating results or financial condition as we do not have any derivative instruments that are affected by FAS 149.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not currently have any variable interest entities and the adoption of the provisions of FIN 46 did not have a material impact on our results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations, financial condition and liquidity, and other matters should be read in conjunction with our Consolidated Financial Statements and the Notes related thereto.

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 were 52-week years.

The discussion below includes references to "comparable stores." We consider a store comparable after it has been open for 15 full months. If a store is relocated or expanded by more than 15% in total square footage, it is removed from the comparable store base and, similar to new stores, becomes comparable after 15 full subsequent months.

RESULTS OF OPERATIONS

Three Months Ended May 1, 2004 Compared to Three Months Ended May 3, 2003
-------------------------------------------------------------------------

Net sales increased $27.4 million, or 27.3%, to $128.1 million during the first quarter of fiscal 2004 from $100.7 million during the first quarter of fiscal 2003. Net sales for new Hot Topic stores opened during the first quarter of fiscal 2004 and for the other Hot Topic stores not yet qualifying as comparable stores contributed $17.3 million of the net sales increase. Our comparable store sales increased 4.0% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 and contributed $3.7 million of the increase in net sales. Net sales for new Torrid stores and for Torrid stores not yet qualifying as comparable stores contributed $4.9 million of the net sales increase. Hottopic.com and torrid.com sales were approximately 3.0% of our total net sales in the first quarter of fiscal 2004 and contributed $1.2 million (including shipping and handling revenue) of the net sales increase. The remainder of the net sales increase came from the 6 Hot Topic expanded/relocated stores. At the end of the first quarter of fiscal 2004, 438 of our 581 stores (Hot Topic and Torrid) were included in the comparable store base, compared to 340 of our 468 stores (Hot Topic and Torrid) open at the end of the first quarter of fiscal 2003. Sales of Hot Topic's apparel and tee-shirts , as a percentage of total net sales, were 52% in the first quarter of fiscal 2004 compared to 50% in the first quarter of fiscal 2003. The increase in apparel and tee-shirt sales as a percentage of net sales was due primarily to men's novelty tee-shirts and men's music-related tee-shirts, partially offset by decreases in women's apparel.

Gross margin increased $8.7 million to $44.3 million during the first quarter of fiscal 2004 from $35.6 million during the first quarter of fiscal 2003. As a percentage of net sales, gross margin decreased to 34.6% during the first quarter of fiscal 2004 from 35.4% in the first quarter of fiscal 2003. The 0.8% decrease in gross margin was due primarily to lower merchandise margins, offset slightly by lower store depreciation. Merchandise margin decreased 1.0% compared to the first quarter of 2003 principally due to higher markdown activity. Store depreciation costs were 0.2% lower as a result of leveraging the fixed costs and lower depreciation from older stores' fixtures.

Selling, general and administrative expenses increased $7.1 million, or 24.7%, to $36.0 million during the first quarter of fiscal 2004 compared to $28.9 million during the first quarter of fiscal 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 28.1% in the first quarter of fiscal 2004 compared to 28.7% in the first quarter of fiscal 2003. The total dollar increase in selling, general and administrative expenses was primarily attributable to an increase in the number of retail stores from 468 at the end of the first quarter of fiscal 2003 to 581 at the end of the first quarter of fiscal 2004 and the corresponding additional payroll and other expenses required to support these additional stores. The 0.6% decrease, as a percentage of net sales breaks out as follows: a 0.2% decrease in store payroll, a 0.4% decrease by leveraging headquarter expenses (bonus, depreciation and travel expenses) and a 0.1% decrease in store pre-opening costs, partially offset by a 0.1% increase in store expenses (supplies and wide area network costs).

Operating income increased 23.3%, to $8.3 million, during the first quarter of fiscal 2004 from $6.8 million during the first quarter of fiscal 2003. As a percentage of net sales, operating income was 6.5% in the first quarter of fiscal 2004 compared to 6.7% in the first quarter of fiscal 2003.

Net interest income, as a percentage of net sales, decreased by 0.1% compared to the first quarter of fiscal 2003. The decrease was due to lower average interest rates earned on investments which was impacted by increasing the liquidity of our short-term investments partially offset by higher average cash balances.

Our effective tax rate was 38.3% in the first quarter of fiscal 2004 and 38.0% in the first quarter of fiscal 2003. The higher rate in the first quarter of fiscal 2004 was principally attributable to lower tax-exempt interest income as a percentage of pre-tax income in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Historically, as well as during the first quarter of fiscal 2004, our primary uses of cash have been to finance store openings and purchase merchandise inventories as well as periodic repurchases of our common shares. In recent years, we have satisfied our cash requirements principally from cash flows from operations and to a lesser extent proceeds from the exercise of stock options. We maintain a $5.0 million unsecured credit agreement for the purpose of issuing letters of credit, primarily for inventory purchases. At May 1, 2004, we had $0.6 million of outstanding letters of credit under the credit agreement.

Cash flows provided by operating activities were $1.3 million in the first quarter of fiscal 2004 compared to $4.4 million used in operating activities in the first quarter of fiscal 2003. The increase of $5.7 million in cash flows from operating activities in the first quarter of 2004 compared to the first quarter of 2003 resulted primarily from an increase in accounts payable and income tax payable, somewhat offset by a decrease in accrued liabilities.

Cash flows provided by investing activities were $28.0 million in the first quarter of fiscal 2004 compared to $2.2 million used in the first quarter of fiscal 2003. The $30.2 million increase in net cash provided by investing activities is due to an increase ($34.4 million) in the proceeds from the sale of short-term investments (net of purchases) partially offset by an increase ($4.2 million) in purchases of property and equipment. Cash flows used in the purchases of property and equipment during the first quarter of fiscal 2004 relate primarily to store openings and purchases of computer hardware and software.

Cash flows used in financing activities were $30.1 million in the first quarter of fiscal 2004 compared to cash flows provided by financing activities of $1.3 million in the first quarter of fiscal 2003. The $31.4 million decrease in cash flows from financing activities is principally the result of repurchasing 1,280,000 shares of our common stock for $31.3 million in the first quarter of 2004.

We believe our current cash balances and cash generated from operations will be sufficient to fund our operations and planned expansion through at least the next 12 months.

The following table summarizes our contractual obligations as of May 1, 2004, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

                                                        PAYMENTS DUE BY PERIOD ($ IN THOUSANDS)
                                    --------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                  TOTAL       WITHIN 1 YEAR      2-3 YEARS    4-5 YEARS    MORE THAN 5 YEARS
-----------------------                  -----       -------------      ---------    ---------    -----------------
OPERATING LEASES                      $310,020             $40,129        $79,951      $74,202             $115,738

PURCHASE OBLIGATIONS                    53,072              53,072              -            -                    -

LETTERS OF CREDIT AND OTHER
OBLIGATIONS                              1,352               1,352              -            -                    -
                                    --------------------------------------------------------------------------------

TOTAL CONTRACTUAL OBLIGATIONS         $364,444             $94,553        $79,951      $74,202             $115,738
                                    ================================================================================

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of Hot Topic, Inc.'s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related primarily to inventories, long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion about the application of these and other accounting policies, refer to the notes included in our Annual Report on Form 10-K for the year ended January 31, 2004.

         INVENTORIES: Inventories and related cost of sales are accounted for by the retail method. The cost of inventory is valued at the lower of average cost or market, on a first-in, first-out basis, utilizing the retail method. Each month, slow moving or seasonally obsolete merchandise is marked down. The first markdown is typically to 50% of the original retail price. In cases where the merchandise does not sell after the first markdown, an additional markdown is made in a subsequent month. Any marked down merchandise that does not sell is typically marked down to a zero value and removed from the store, approximately three months after the original markdown. In determining the lower of average cost or market value of period ending inventories, consistently applied valuation criteria are used. Consideration is given to a number of quantitative factors, including anticipated subsequent permanent markdowns and aging of inventories. To the extent our estimated markdowns at period-end prove to be insufficient, additional future markdowns will need to be recorded.

         VALUATION OF LONG-LIVED ASSETS: We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management. To date, we have not recorded any significant impairment of a long-lived asset. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges.

         REVENUE RECOGNITION: Sales are recognized upon the purchase by customers at our retail store locations and websites, less merchandise returned by customers. We provide a reserve for projected merchandise returns based on historical experience. As the reserve for merchandise returns is based on estimates the actual returns could differ from the reserve, which could impact sales. Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption.

         SELF-INSURANCE: We are self-insured for medical insurance coverage and workers compensation insurance coverage, up to maximum exposure limits, above which we are covered by insurance policies. We maintain a liability for estimated claims based on historical claims experience and other actuarial assumptions.

INFLATION

We do not believe that inflation has had a material adverse effect on our net sales or results of operations. We have generally been able to pass on increased costs related to inflation through increases in selling prices.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by these sections, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, expected financial results, the profitability of future sales of our products, new store openings and new store concepts. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include but are not limited to the items discussed under the captions "Certain Risks Related to the Our Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Item 2.

CERTAIN RISKS RELATED TO OUR BUSINESS

 Before deciding to invest in Hot Topic, Inc. or to maintain or increase an investment in Hot Topic, Inc., readers should carefully consider the risks described below, in addition to the other information contained in our Annual Report on Form 10-K and in other filings with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The risks described below are not the only risks we face. Additional risks that are not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks actually occur, our business, financial condition and results of operations could be seriously harmed, and our stock price could decline.

OUR AGGRESSIVE GROWTH STRATEGY ANTICIPATES A SIGNIFICANT NUMBER OF NEW STORE OPENINGS AND WILL REQUIRE EFFECTIVE MANAGEMENT OF BOTH THE STORE OPENINGS AND AN INCREASINGLY LARGER ORGANIZATION, WHICH COULD CREATE FINANCIAL, OPERATIONS AND MERCHANDISING CHALLENGES WE MAY NOT BE ABLE TO ADEQUATELY MEET.

Our net sales and net income have grown significantly during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, the introduction of new products. We intend to continue to pursue an aggressive growth strategy for the foreseeable future, and our future operating results will depend largely upon our ability to open and operate stores successfully and to profitably manage a larger business. We currently anticipate opening approximately 105 stores, consisting of 80 Hot Topic and 25 Torrid stores, during fiscal 2004, which will result in a significant increase in the number of stores we operate. Operation of a greater number of new stores and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by us in our existing stores and markets. In addition, as the number of stores increases, we may face risks associated with market saturation of our products and concepts. There can be no assurance that our expansion will not adversely affect the individual financial performance of our existing stores or our overall results of operations, or that new stores will achieve sales and profitability levels consistent with existing stores.

In order to manage our planned expansion, among other things, we will need to locate suitable store sites; negotiate acceptable lease terms; obtain or maintain adequate capital resources on acceptable terms; source sufficient levels of inventory; hire and train store managers and sales associates; integrate new stores into our existing operations; and obtain adequate distribution center space. We are evaluating the distribution center space needed to support our planned growth. Among other things, we will expand our distribution operations to an additional distribution center facility. We will also need to continually evaluate the adequacy of our management information and distribution systems. There can be no assurance that we will anticipate all of the changing demands that our expanding operations will impose on our business, systems and procedures, and our failure to adapt to such changing demands could have a material adverse effect on our results of operations and financial condition. Further, there can be no assurance that we will successfully achieve our expansion targets or, if achieved, that planned expansion will result in profitable operations.

EXPANDING OUR OPERATIONS TO INCLUDE AN INCREASING NUMBER OF TORRID STORES AND ANY OTHER NEW CONCEPTS PRESENTS RISKS WE HAVE FACED WITH THE HOT TOPIC CONCEPT BUT ALSO NEW RISKS DUE TO DIFFERENCES IN CONCEPT OBJECTIVES AND STRATEGIES.

Our ability to expand into new concepts, and in particular our Torrid concept, has not been fully tested. Accordingly, the operation of Torrid stores and the sale of Torrid merchandise over the Internet are subject to numerous risks, including unanticipated operating problems; lack of experience; lack of customer acceptance; new vendor relationships; competition from existing and new retailers; and diversion of management's attention from the Hot Topic concept. The Torrid concept involves implementation of a retail apparel concept which is subject to most of the same risks as the Hot Topic concept, as well as additional risks inherent in a concept that concentrates on apparel and fashion, including risks of difficulty in merchandising, uncertainty of customer acceptance, fluctuations in fashion trends and customer tastes, extreme competition with a less differentiated product offering, and attendant mark-down risks. We may not be able to generate continued customer interest in Torrid stores and products, and the Torrid concept may not be able to support the store or Internet sales formats. Risks inherent in any new concept are particularly acute with respect to Torrid, because this is our first significant new venture, and the nature of the Torrid business differs in certain respects from that of the Hot Topic business. There can be no assurance that the Torrid stores or website will achieve sales and profitability levels that justify our investment.

THE SUCCESS OF OUR BUSINESS DEPENDS ON ESTABLISHING AND MAINTAINING GOOD RELATIONSHIPS WITH MALL OPERATORS AND DEVELOPERS, AND PROBLEMS WITH THOSE RELATIONSHIPS COULD MAKE IT MORE DIFFICULT FOR US TO EXPAND TO CERTAIN SITES OR OFFER CERTAIN PRODUCTS.

Any restrictions on our ability to expand to new store sites or to offer a broad assortment of merchandise could have a material adverse effect on our business, results of operations and financial condition. If our relations with mall operators or developers become strained, or we otherwise encounter difficulties in leasing store sites, we may not grow as planned and may not reach certain revenue levels and other operating targets.

OUR COMPARABLE STORE SALES ARE SUBJECT TO FLUCTUATION RESULTING FROM FACTORS WITHIN AND OUTSIDE OUR CONTROL, AND LOWER THAN EXPECTED COMPARABLE STORE SALES COULD IMPACT OUR BUSINESS AND OUR STOCK PRICE.

A variety of factors affects our comparable store sales including, among others, the timing of new music releases and music/pop culture-related products; music and fashion trends; the general retail sales environment and the effect of the overall economic environment; our ability to efficiently source and distribute products; changes in our merchandise mix; and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that such fluctuations may continue. Our comparable store sales results for fiscal 2000, 2001, 2002 and 2003 were 16.7%, 3.9%, 5.0% and 7.4%, respectively. Our comparable store sales results were 4.0% for the first quarter of fiscal 2004; 2.6%, 5.2%, 10.8%, and 8.5% for the first, second, third and fourth quarters, respectively, of fiscal 2003 and (0.5%), 0.6%, 6.3% and 9.7% for the first, second, third and fourth quarters, respectively, of fiscal 2002. Past comparable store sales results are not an indicator of future results, and there can be no assurance that our comparable store sales results will not decrease in the future. Changes in our comparable store sales results could cause our stock price to fluctuate substantially.

OUR SUCCESS RELIES ON POPULARITY WITH YOUNG PEOPLE OF MUSIC, POP CULTURE, AND FASHION TRENDS, AND WE MAY NOT BE ABLE TO REACT TO TRENDS IN A WAY TO PREVENT DECLINING POPULARITY AND SALES OF OUR PRODUCTS.

Our financial performance is largely dependent upon the continued popularity of alternative and rock music, the Internet, music videos, and MTV and other music television networks among teenagers and college age adults; the emergence of new artists and the success of music releases and music/pop culture-related products; the continuance of a significant level of teenage spending on music/pop culture-licensed and music/pop culture-influenced products; and our ability to anticipate and keep pace with the music, fashion and merchandise preferences of our customers. The popularity of particular types of music, artists, styles, trends and brands is subject to change. Our failure to anticipate, identify and react appropriately to changing trends could lead to, among other things, excess inventories and higher markdowns, which could have a material adverse effect on our results of operations and financial condition, and on our image with customers. There can be no assurance that our new products will be met with the same level of acceptance as in the past or that the failure of any new products will not have an adverse material effect on our business, results of operations and financial condition.

ECONOMIC CONDITIONS, INCLUDING MINIMUM WAGES AND OTHER WAGE-RELATED ISSUES, COULD CHANGE IN WAYS THAT REDUCE OUR SALES OR INCREASE OUR EXPENSES.

Certain economic conditions affect the level of consumer spending on merchandise we offer, including, among others, employment levels; salary and wage levels; interest rates; taxation; and consumer confidence in future economic conditions. We are also dependent upon the continued popularity of malls as a shopping destination, the ability of mall anchor tenants and other attractions to generate customer traffic, and the development of new malls. A slowdown in the United States economy as well as an uncertain economic outlook could lower consumer spending levels and cause a decrease in mall traffic or new mall development, each of which would adversely affect our growth, sales results and financial performance.

Changes in federal and state minimum wage laws or statutory employment regulations could raise wages above current wage rates or change the wage structure of certain of our associates, and competitive factors could require corresponding increases in higher associate wage rates. These factors, as well as significant increased benefits costs such as medical expenses, would increase our expenses and adversely affect our results of operations.

TIMING AND SEASONAL ISSUES COULD NEGATIVELY IMPACT OUR FINANCIAL PERFORMANCE FOR GIVEN PERIODS.

Our quarterly results of operations may fluctuate materially depending on, among other things, the timing of store openings and related pre-opening and other startup expenses, net sales contributed by new stores, increases or decreases in comparable store sales, releases of new music and music/pop culture-related products, shifts in timing of certain holidays, changes in our merchandise mix and overall economic and political conditions.

Our business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school, Halloween and Holiday (defined as the week of Thanksgiving through the first few days of January) seasons, and other periods when schools are not in session. The Holiday season has historically been our single most important selling season. We believe that the importance of the summer vacation and back-to-school seasons (which affect operating results in the second and third quarters, respectively) and to a lesser extent, the spring break season (which affects operating results in the first quarter) as well as Halloween (which affects operating results in the third quarter), all reduce our dependence on the Holiday selling season, but this may not always be the case to the same degree. As is the case with many retailers of apparel, accessories and related merchandise, we typically experience lower net sales in the first fiscal quarter relative to other quarters.

WE HAVE MANY IMPORTANT VENDOR RELATIONSHIPS, AND OUR ABILITY TO GET MERCHANDISE COULD BE HURT BY CHANGES IN THOSE RELATIONSHIPS AND EVENTS HARMFUL TO OUR VENDORS COULD IMPACT OUR RESULTS OF OPERATION.

Our financial performance depends on our ability to purchase current music/pop culture-related merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, substantially all of our music/pop culture-licensed products are available only from vendors that have exclusive license rights. In addition, many of our music/pop culture-influenced products are supplied by small, specialized vendors that create unique products primarily for us. Our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have restricted the distribution of their merchandise in the past. We generally have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms in the future. Any inability to acquire suitable merchandise, or the loss of one or more key vendors, may have a material adverse effect on our business, results of operations and financial condition.

TECHNOLOGY AND OTHER RISKS ASSOCIATED WITH OUR INTERNET SALES COULD HINDER OUR OVERALL FINANCIAL PERFORMANCE.

We sell merchandise over the Internet through the websites hottopic.com and torrid.com. Our Internet operations are subject to numerous risks and pose risks to our overall business, including, among other things, hiring, retention and training of personnel to conduct the Internet operations; diversion of sales from our stores; rapid technological change and the need to invest in additional computer hardware and software; liability for online content; failure of computer hardware and software, including computer viruses, telecommunication failures, online security breaches and similar disruptions; governmental regulation; and credit card fraud. There can be no assurance that our Internet operations will achieve sales and profitability levels that justify our investment in them.

WE HAVE MADE AND PLAN TO CONTINUE TO MAKE SIGNIFICANT CHANGES TO INFORMATION SYSTEMS AND SOFTWARE USED IN OPERATION OF OUR BUSINESS, AND WE MAY NOT BE ABLE TO EFFECTIVELY ADOPT CHANGES IN A WAY TO PREVENT FAILURES IN OUR OPERATIONS OR NEGATIVE IMPACT ON OUR FINANCIAL PERFORMANCE AND REPORTING.

Over the past several years, we have made improvements to existing hardware and software systems, as well as implemented new systems. For example, we have invested approximately $5 million to enhance the functionality of our current GERS Retail Systems software and to implement new financial system software from Lawson. In addition, we are investing approximately $6 million in the implementation of a new warehouse management software system, a new Internet order management software system, and a new customer loyalty software system. We expect to begin relying heavily on these systems in fiscal 2004. If these information systems and software do not work effectively, we may experience delays or failures in our operations. These delays or failures could adversely impact the promptness and accuracy of our transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. To manage growth of our operations and personnel, we may need to continue to improve our operational and financial systems, transaction processing, and procedures and controls, and in doing so, we could incur substantial additional expenses.

LOSS OF KEY PEOPLE OR AN INABILITY TO HIRE NECESSARY AND SIGNIFICANT PERSONNEL COULD HURT OUR BUSINESS.

Our financial performance depends largely on the efforts and abilities of senior management, especially Elizabeth McLaughlin, our Chief Executive Officer, who has been with us since 1993. We have a $2,000,000 key-person life insurance policy on Ms. McLaughlin. However, the sudden loss of Ms. McLaughlin's services or the services of other members of our management team could have a material adverse effect on our business, results of operations and financial condition. Furthermore, there can be no assurance that Ms. McLaughlin and our existing management team will be able to manage Hot Topic, Inc. or our growth or that we will be able to attract and retain additional qualified personnel as needed in the future.

OUR RELIANCE ON UNITED PARCEL SERVICE, TEMPORARY EMPLOYEES AND OTHER MECHANICS OF DISTRIBUTION OF OUR MERCHANDISE CREATES DISTRIBUTION RISKS AND UNCERTAINTIES THAT COULD HURT OUR SALES AND BUSINESS.

We rely upon United Parcel Service for our product shipments, including shipments to and from a significant number of our stores. Our reliance on this source for shipments is subject to risks, including employee strikes and inclement weather, associated with United Parcel Service's ability to provide delivery services that adequately meet our shipping needs. We are also dependent upon temporary associates to adequately staff our distribution facility, particularly during busy periods such as the Holiday season and while multiple stores are opening. There can be no assurance that we will continue to receive adequate assistance from our temporary associates, or that there will continue to be sufficient sources of temporary associates.

THERE IS A RISK WE COULD ACQUIRE MERCHANDISE WITHOUT FULL RIGHTS TO SELL IT, WHICH COULD LEAD TO DISPUTES OR LITIGATION AND HURT OUR FINANCIAL PERFORMANCE AND STOCK PRICE.

We purchase licensed merchandise from a number of suppliers who hold manufacturing and distribution rights under the terms of certain licenses. We generally rely upon vendors' representations concerning manufacturing and distribution rights and do not independently verify whether these vendors legally hold adequate rights to licensed properties they are manufacturing or distributing. If we acquire unlicensed merchandise, we could be obligated to remove such merchandise from our stores, incur costs associated with destruction of merchandise if the distributor is unwilling or unable to reimburse us, and be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages. Any of these results could have a material adverse effect on our business, results of operations and financial condition.

WE FACE INTENSE COMPETITION, AND AN INABILITY TO ADEQUATELY ADDRESS IT, OR THE SUCCESS OF OUR COMPETITORS, COULD LIMIT OR PREVENT OUR BUSINESS GROWTH AND SUCCESS.

The retail apparel and accessory industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified associates and management personnel. Hot Topic currently competes with street alternative stores located primarily in metropolitan areas; with other mall-based teenage-focused retailers such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Anchor Blue (Millers Outpost), Charlotte Russe Inc., Claire's Stores, Inc., Forever 21, Old Navy (a division of Gap Inc.), Pacific Sunwear of California, Inc., Spencer Gifts, Inc., The Buckle, The Wet Seal, Inc., Urban Outfitters, Inc.; and, to a lesser extent, with music stores and mail order catalogs and websites. Torrid has additional competitors, such as Alloy, Inc., Deb Shops, Delia's Corp., Lane Bryant, and plus-size departments in department stores and discount stores as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid's products. Some of our competitors are larger and have substantially greater financial, marketing and other resources. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices. Increased competition could have a material adverse effect on our business, results of operations and financial condition.

WAR, TERRORISM AND OTHER CATASTROPHES COULD NEGATIVELY IMPACT OUR CUSTOMERS, PLACES WHERE WE DO BUSINESS, AND OUR EXPENSES, ALL OF WHICH COULD HURT OUR BUSINESS.

The effects of war or acts of terrorism could have a material adverse effect on our business, operating results and financial condition. The terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce and intensified the uncertainty of the U.S. economy, a condition which has persisted due to recent military actions in Afghanistan and Iraq. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions and create further uncertainties. To the extent that such disruptions or uncertainties negatively impact shopping patterns and/or mall traffic, or adversely affect consumer confidence or the economy in general, our business, operating results and financial condition could be materially and adversely affected.

In addition, a few years ago, California experienced substantially increased costs of electricity and gas caused by, among other things, disruption in energy supplies. Our principal executive offices, distribution center and a significant number of our stores are located in California. If we experience a sustained disruption in energy supplies, or if electricity and gas costs in California fluctuate dramatically, our results of operations could be materially and adversely affected. California is also subject to natural disasters such as earthquakes and floods. A significant natural disaster or other catastrophic event affecting our facilities could have a material adverse impact on our business, financial condition and operating results.

THERE ARE NUMEROUS RISKS THAT COULD CAUSE OUR STOCK PRICE TO FLUCTUATE SUBSTANTIALLY.

Our common stock is quoted on the Nasdaq National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could adversely affect our stock price without regard to our financial performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and comparable store sales; announcements by other apparel, accessory and gift item retailers; the trading volume of our stock; changes in estimates of our performance by securities analysts; overall economic and political conditions; the condition of the financial markets; and other events or factors outside of our control could cause our stock price to fluctuate substantially.

OUR CHARTER DOCUMENTS AND OTHER CIRCUMSTANCES COULD PREVENT A TAKEOVER OR CAUSE DILUTION OF OUR EXISTING SHAREHOLDERS, WHICH COULD BE DETRIMENTAL TO EXISTING SHAREHOLDERS AND HINDER BUSINESS SUCCESS.

Our Articles of Incorporation and Bylaws contain provisions that may have the effect of delaying, deterring or preventing a takeover of Hot Topic, Inc. For instance, our Articles of Incorporation include certain "fair price provisions" generally prohibiting business combinations with controlling or significant shareholders unless certain minimum price or procedural requirements are satisfied, and our Bylaws prohibit shareholder action by written consent. Additionally, our Board of Directors has the authority to issue, without shareholder approval, up to 10,000,000 shares of "blank check" preferred stock having such rights, preferences and privileges as designated by the Board of Directors. The issuance of these shares could have a dilutive effect on certain shareholders, and potentially prohibit a takeover of Hot Topic, Inc. by requiring the preferred shareholders to approve such a transaction.

We also have a significant number of authorized and unissued shares of our common stock available under our Articles of Incorporation. These shares provide us with the flexibility to issue our common stock for future business and financial purposes including stock splits, raising capital and providing equity incentives to employees, officers and directors. However, the issuance of these shares could result in dilution to our shareholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not a party to any derivative financial instruments. Our exposure to market risk relates to changes in interest rates on our investments with maturities of less than three months (which are considered to be cash and cash equivalents) and short-term investments with maturities in excess of three months. Changes in interest rates affect the investment income earned on those investments.


ITEM 4.  CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures

                  Based on our evaluation of our disclosure controls and procedures conducted prior to the date of filing this report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report.

         (b)      Changes in Internal Controls

                  There were no changes in our internal control over financial reporting that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEMS 1 AND 3 - 5 ARE NOT APPLICABLE.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                             Issuer Purchases of Equity Securities
------------------------------------------------------------------------------------------------------------------------------
                                                                              TOTAL NUMBER OF SHARES      MAXIMUM NUMBER OF
                                                                               PURCHASED AS PART OF     SHARES THAT MAY YET BE
                           TOTAL NUMBER OF SHARES    AVERAGE PRICE PAID PER     PUBLICLY ANNOUNCED       PURCHASED UNDER THE
    FISCAL PERIOD                 PURCHASED                  SHARE             PLANS OR PROGRAMS (1)      PLANS OR PROGRAMS
--------------------            --------------           ---------------           --------------            --------------
February 29, 2004 -
April 3, 2004                        106,500                  $25.94                  2,000,000                1,893,500
April 4, 2004 -
May 1, 2004                        1,173,500                  $24.30                  2,000,000                  720,000
                                --------------           ---------------           --------------            --------------
Total                              1,280,000                  $24.44                  2,000,000                  720,000
                                ==============           ===============           ==============            ==============

(1) On March 19, 2004, we announced that our Board of Directors approved a stock repurchase program, authorizing repurchase of up to 2,000,000 shares of our common stock. The repurchase program is expected to be effective until January 29, 2005, or until earlier terminated by the Board. We are authorized to make repurchases from time to time in the open market pursuant to existing rules and regulations and other parameters set by the Board.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits:

        Exhibit
        Number                Description of Document
        ------                -----------------------

         3.1      Amended and Restated Articles of Incorporation. (1)
         3.2      Amended and Restated Bylaws. (2)
         4.1      Reference is made to Exhibits 3.1 and 3.2.
         4.2      Specimen stock certificate. (1)
         10.1 Third Amendment to Industrial Real Estate Lease, dated February 25, 2004, by and among Majestic-Fullerton Road, LLC, PFG Fullerton Limited Partnership, and Hot Topic Administration, Inc.
         10.2a Employment Offer Letter dated March 15, 2004, between the Registrant and Christopher J. Kearns.
         31.1 Certification, dated June 1, 2004, of Registrant's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2 Certification, dated June 1, 2004, of Registrant's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1 Certifications, dated June 1, 2004, of Registrant's Chief Executive Officer and Chief Financial Officer required by
                  Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C ss. 1350, as adopted).
__________________

         (1) Filed as an exhibit to Registrant's Registration Statement on Form SB - 2 (No. 333-5054-LA) and incorporated herein by reference.
         (2) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended February 3, 2001 and incorporated herein by reference.
         a. Denotes management contract or compensatory plan or arrangement.

   (b) Reports on Form 8-K

         On February 4, 2004, we filed a report on Form 8-K furnishing, under
Item 12, information related to our sales for the fourth quarter of fiscal 2003 (quarter ended January 31, 2004). On March 3, 2004, we filed a report on Form 8-K furnishing, under Item 12, information related to our overall financial results for the fourth quarter of fiscal 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HOT TOPIC, INC.
                                           (Registrant)


Date:         June 1, 2004                 /s/ Elizabeth McLaughlin
                                           ------------------------

                                           Elizabeth McLaughlin
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date:         June 1, 2004                 /s/ James McGinty
                                           -----------------

                                           James McGinty
                                           Chief Financial Officer and Secretary
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX

      Exhibit No.                      Document
      -----------                      --------

         10.1 Third Amendment to Industrial Real Estate Lease, dated February 25, 2004, by and among Majestic-Fullerton Road, LLC, PFG Fullerton Limited Partnership, and Hot Topic Administration, Inc.

         10.2 Employment Offer Letter dated March 15, 2004, between the Registrant and Christopher J. Kearns.

         31.1 Certification, dated June 1, 2004, of Registrant's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification, dated June 1, 2004, of Registrant's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certifications, dated June 1, 2004, of Registrant's Chief Executive Officer and Chief Financial Officer required by
                  Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.Css.1350, as adopted).