Form 10-Q
period 2004-07-31
HOT TOPIC INC /CA/
filed 2004-09-02
CIK 1017712

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 31, 2004

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

                                 (626) 839-4681
              (Registrant's telephone number, including area code)


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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 23, 2004 - 46,466,368 shares of common stock, no par value.

                                 HOT TOPIC, INC.
                               INDEX TO FORM 10-Q
                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

          Consolidated Balance Sheets - July 31, 2004 and January 31,
            2004                                                            3

          Consolidated Statements of Income for the three months and
            six months ended July 31, 2004 and August 2, 2003               4

          Consolidated Statements of Cash Flows for the six months
            ended July 31, 2004 and August 2, 2003                          5

          Notes to Consolidated Financial Statements                      6-9


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                       10-24

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         25

ITEM 4. CONTROLS AND PROCEDURES                                            25


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                  25

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
          EQUITY SECURITIES                                                26

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                26

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   27

SIGNATURES                                                                 28

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        Hot Topic, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                       July 31,      January 31,
                                                         2004           2004
                                                      ----------     ----------
                                                            (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                          $  20,903      $  11,886
   Short-term investments                                50,732        116,319
   Inventory                                             80,906         51,937
   Prepaid expenses and other                            11,704         10,654
   Deferred tax assets                                    2,259          2,259
                                                      ----------     ----------
Total current assets                                    166,504        193,055

Leaseholds, fixtures and equipment, net                 103,044         88,348
Deposits and other                                          204            189
                                                      ----------     ----------
Total assets                                          $ 269,752      $ 281,592
                                                      ==========     ==========

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                   $  47,060      $  15,841
   Accrued liabilities                                   22,966         28,133
   Income taxes payable                                   1,094          7,242
                                                      ----------     ----------
Total current liabilities                                71,120         51,216

Deferred rent                                             3,597          3,155
Deferred tax liability                                    3,316          3,316

Commitments and contingencies                                --             --

Shareholders' equity:
Preferred shares, no par value; 10,000,000 shares
   authorized; no shares issued and outstanding              --             --
Common shares, no par value; 150,000,000
   shares authorized; 46,463,425 and 48,120,989
   shares issued and outstanding at
   July 31, 2004 and January 31, 2004, respectively      20,786         62,972
Retained earnings                                       171,139        161,134
Accumulated other comprehensive loss                       (206)          (201)
                                                      ----------     ----------
Total shareholders' equity                              191,719        223,905
                                                      ----------     ----------
Total liabilities and shareholders' equity            $ 269,752      $ 281,592
                                                      ==========     ==========

See notes to consolidated financial statements.

                              HOT TOPIC, INC. AND SUBSIDIARIES
                              Consolidated Statements of Income
                                         (Unaudited)
                          (In thousands, except per share amounts)


                                                  Three Months Ended     Six Months Ended
                                                 --------------------  --------------------
                                                 July 31,   August 2,  July 31,   August 2,
                                                   2004        2003       2004      2003
                                                 ---------  ---------  ---------  ---------
Net sales                                        $136,263   $115,728   $264,406   $216,386
Cost of goods sold, including buying,
   distribution and occupancy costs                89,420     74,087    173,246    139,132
                                                 ---------  ---------  ---------  ---------
Gross margin                                       46,843     41,641     91,160     77,254

Selling, general and administrative
   expenses                                        39,515     32,307     75,500     61,165
                                                 ---------  ---------  ---------  ---------
Operating income                                    7,328      9,334     15,660     16,089

Interest income, net                                  204        247        556        606
                                                 ---------  ---------  ---------  ---------
Income before income taxes                          7,532      9,581     16,216     16,695

Provision for income taxes                          2,885      3,691      6,211      6,394
                                                 ---------  ---------  ---------  ---------
Net income                                       $  4,647   $  5,890   $ 10,005   $ 10,301
                                                 =========  =========  =========  =========

Net income per share:
   Basic                                         $   0.10   $   0.12   $   0.21   $   0.22
                                                 =========  =========  =========  =========
   Diluted                                       $   0.10   $   0.12   $   0.20   $   0.21
                                                 =========  =========  =========  =========

Shares used in computing net income per share:
   Basic                                           46,565     47,360     47,242     47,164
   Diluted                                         48,023     49,127     49,055     48,833

See notes to consolidated financial statements.

                                             4

                        HOT TOPIC, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                             Six Months Ended
                                                       -------------------------
                                                        July 31,       August 2,
                                                          2004           2003
                                                       ----------     ----------
OPERATING ACTIVITIES
Net income                                             $  10,005      $  10,301
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                           10,440          8,946
  Tax benefit from exercise of stock options               1,390          2,759
  Stock-based compensation                                    77             90
  Deferred rent                                              442            350
  Loss on disposal of fixed assets                           146            194
  Changes in operating assets and liabilities:
    Inventory                                            (28,969)       (25,576)
    Prepaid expenses and other current assets             (1,050)        (1,771)
    Deposits and other assets                                (15)           (11)
    Accounts payable                                      31,219         13,140
    Accrued liabilities                                   (5,031)        (1,161)
    Income taxes payable                                  (6,149)        (6,453)
                                                       ----------     ----------
Net cash provided by operating activities                 12,505            808

INVESTING ACTIVITIES
Purchases of property and equipment                      (25,338)       (17,943)
Proceeds from sale of short-term investments             116,764         70,391
Purchases of short-term investments                      (51,183)       (63,117)
                                                       ----------     ----------
Net cash provided by (used in)
   investing activities                                   40,243        (10,669)

FINANCING ACTIVITIES
Repurchase of common stock                               (46,812)            --
Proceeds from employee stock purchases
   and exercise of stock options                           3,081          3,973
                                                       ----------     ----------
Net cash provided by (used in) financing activities      (43,731)         3,973
                                                       ----------     ----------
Increase (decrease) in cash and cash equivalents           9,017         (5,888)
Cash and cash equivalents at beginning of period          11,886         13,139
                                                       ----------     ----------
Cash and cash equivalents at end of period             $  20,903      $   7,251
                                                       ==========     ==========

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest               $       3      $      27
                                                       ==========     ==========
Cash paid during the period for income taxes           $   9,601      $  10,883
                                                       ==========     ==========

See notes to consolidated financial statements.

                        HOT TOPIC, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Hot Topic, Inc. is a mall-based specialty retailer operating the Hot Topic and Torrid store concepts. Hot Topic sells a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. In fiscal 2001 (the fiscal year ended February 2, 2002), we launched a second retail concept with the opening of six stores under the trade name Torrid. Torrid sells apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. At the end of the second quarter (July 31, 2004) of fiscal 2004 (the fiscal year ending January 29, 2005), we operated 554 Hot Topic stores in 50 states and Puerto Rico, and 59 Torrid stores. We also maintain two distinct websites, www.hottopic.com ("hottopic.com") and www.torrid.com ("torrid.com"), which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. Throughout this report, the terms "our", "we" and "us" refer to Hot Topic, Inc. and its subsidiaries.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the six months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending January 29, 2005.

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

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows (all amounts in thousands except per share amounts):

                                                 Three Months Ended        Six Months Ended
                                                ---------------------   ----------------------
                                                 July 31,   August 2,    July 31,    August 2,
                                                   2004        2003        2004        2003
                                                ---------   ---------   ---------    ---------
Basic EPS Computation:
Numerator                                        $ 4,647     $ 5,890     $10,005     $10,301
Denominator:
  Weighted average common shares outstanding      46,565      47,360      47,242      47,164
                                                 --------    --------    --------    --------
   Total shares                                   46,565      47,360      47,242      47,164
                                                 ========    ========    ========    ========
Basic EPS                                        $  0.10     $  0.12     $  0.21     $  0.22
                                                 ========    ========    ========    ========

Diluted EPS Computation:
Numerator                                        $ 4,647     $ 5,890     $10,005     $10,301
Denominator:
  Weighted average common shares outstanding      46,565      47,360      47,242      47,164

   Incremental shares from assumed
          conversion of options                    1,458       1,767       1,813       1,669
                                                 --------    --------    --------    --------
Total shares                                      48,023      49,127      49,055      48,833
                                                 ========    ========    ========    ========
Diluted EPS                                      $  0.10     $  0.12     $  0.20     $  0.21
                                                 ========    ========    ========    ========

NOTE 3.  COMPREHENSIVE INCOME

Comprehensive Income for the three months and six months ended July 31, 2004 and August 2, 2003 is as follows (in thousands):

                                               Three Months Ended                 Six Months Ended
                                          ------------------------------   ------------------------------
                                          July 31, 2004   August 2, 2003   July 31, 2004   August 2, 2003
                                          -------------   --------------   -------------   --------------
Comprehensive Income
   Net income                               $  4,647         $  5,890        $ 10,005         $ 10,301
   Unrealized gain (loss) on marketable
     securities, net                             122               --              (5)              --
                                            ---------        ---------       ---------        ---------
       Total comprehensive income           $  4,769         $  5,890        $ 10,000         $ 10,301
                                            =========        =========       =========        =========

NOTE 4.  SHAREHOLDERS' EQUITY

On March 19, 2004, we announced that our Board of Directors approved the repurchase of up to an aggregate of 2,000,000 shares of our common stock during the period ending January 29, 2005. For the quarter ended July 31, 2004, we purchased 720,000 shares of our common stock and as of July 31, 2004, we had completed the repurchase of 2,000,000 shares of our common stock at a cost of $46.8 million.

On August 18, 2004, we announced that our Board of Directors approved an additional repurchase of up to an aggregate of 2,000,000 shares of our common stock during the period ending January 29, 2005.

NOTE 5.  BANK CREDIT AGREEMENT

We maintain an unsecured bank credit agreement of $5.0 million. The credit agreement will expire in August 2005 and we expect to renew the credit agreement under similar terms. Letters of credit are issued under the credit agreement, which are primarily used for inventory purchases. At July 31, 2004, we had $1.0 million of outstanding letters of credit issued under the credit agreement.

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

                                      Three Months Ended         Six Months Ended
                                   -----------------------   -----------------------
                                     July 31,    August 2,     July 31,    August 2,
                                      2004         2003          2004        2003
                                   ----------   ----------   ----------   ----------
Net income
   As reported                     $   4,647    $   5,890    $  10,005    $  10,301
   Add: Stock-based
     compensation expense
     included in reported net
     income, net of
     related tax effects                  24           34           48           58
   Deduct: Total stock-based
     compensation
     expense determined under
     fair value method for
      all awards, net of related
     tax effects                      (1,759)      (1,495)      (3,308)      (2,699)
                                   ----------   ----------   ----------   ----------
   Pro forma                       $   2,912    $   4,429    $   6,745    $   7,660
                                   ==========   ==========   ==========   ==========

Basic earnings per share:
   As reported                     $    0.10    $    0.12    $    0.21    $    0.22
   Pro forma                       $    0.06    $    0.09    $    0.14    $    0.16

Diluted earnings per share:
   As reported                     $    0.10    $    0.12    $    0.20    $    0.21
   Pro forma                       $    0.06    $    0.09    $    0.14    $    0.16

                                           8

NOTE 7.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2003, consensus was reached on Emerging Issues Task Force ("EITF") Issue No. 03-10, "Application of EITF Issue No. 02-16, `Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,' by Resellers to Sales Incentives Offered to Consumers by Manufacturers." Under Issue 02-16, cash consideration received by a customer from a vendor is presumed to be a price reduction of the vendor's products or services and should therefore be characterized as a reduction of cost of sales when recognized in the income statement of the customer. Issue No. 03-10 is effective for fiscal periods beginning after November 25, 2003. The adoption of Issue No. 03-10 did not have a material impact on our operating results or financial condition.

During April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on our operating results or financial condition as we do not have any derivative instruments that are affected by SFAS 149.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2004 Compared to Three Months Ended August 2, 2003

The following table sets forth selected data from our income statement expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

                                                           JULY 31,  AUGUST 2,
      FOR THE SECOND QUARTER ENDED:                          2004      2003
      ------------------------------------------------------------------------

         Net sales                                           100.0%   100.0%
         Cost of goods sold (including buying,
           distribution and occupancy costs)                  65.6     64.0
                                                            -------  -------

         Gross margin                                         34.4     36.0
         Selling, general and administrative expenses         29.0     27.9
                                                            -------  -------

         Operating income                                      5.4      8.1
         Interest income, net                                  0.1      0.2
                                                            -------  -------

         Income before income tax expense                      5.5      8.3
         Income tax expense                                    2.1      3.2
                                                            -------  -------

         Net income                                           3.4%     5.1%
                                                            =======  =======

Net sales increased $20.6 million, or 17.7%, to $136.3 million during the second quarter of fiscal 2004 from $115.7 million during the second quarter of fiscal 2003. The components of this $20.6 million increase in net sales are as follows:

          AMOUNT
        ($ MILLION)                                       DESCRIPTION
      --------------------------------------------------------------------------

        $17.3 Net sales from new Hot Topic stores opened during the second quarter of fiscal 2004 and Hot Topic stores not yet qualifying as comparable stores

          4.5 Net sales from new Torrid stores opened during the second quarter of fiscal 2004 and Torrid stores not yet qualifying as comparable stores

          1.1     Internet sales (hottopic.com and torrid.com)

          0.1 Net sales from 11 expanded or relocated Hot Topic and Torrid stores

         (2.4) 2.1% decrease in comparable store net sales in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003

      ----------
        $20.6     TOTAL
      ==========

At the end of the second quarter of fiscal 2004, 445 of our 613 stores (Hot Topic and Torrid) were included in the comparable store base, compared to 356 of our 497 stores (Hot Topic and Torrid) open at the end of the second quarter of fiscal 2003. Sales of Hot Topic's apparel and tee-shirts, as a percentage of total net sales, were 54% in the second quarter of fiscal 2004 compared to 52% in the second quarter of fiscal 2003. The increase in apparel and tee-shirt sales as a percentage of net sales was due primarily to increased sales of men's novelty tee-shirts and men's music-related tee-shirts, partially offset by decreases in women's apparel sales.

We believe our net sales for the second quarter were negatively impacted as we experienced difficulty translating the current "clean and preppy" fashion trends to styles that appeal to our customer base. We also believe sales were negatively impacted by some delays we experienced in product distribution to our stores in the second quarter, which was attributable to our implementing a new warehouse management system in June 2004. We believe we have made necessary adjustments to prevent future product distribution delays.

Gross margin increased $5.2 million to $46.8 million during the second quarter of fiscal 2004 from $41.6 million during the second quarter of fiscal 2003. As a percentage of net sales, gross margin decreased to 34.4% during the second quarter of fiscal 2004 from 36.0% in the second quarter of fiscal 2003. The significant components of this 1.6% decrease in gross margin as a percentage of net sales are as follows:

          %                       DESCRIPTION
      --------------------------------------------------------------------------

         (1.0)% Decrease in merchandise margin, principally due to higher markdown activity

         (0.4) Increase in occupancy expenses, primarily due to deleveraging store expenses over lower comparable store sales

         (0.2) Increase in distribution expenses, primarily due to higher freight costs as a result of expediting product to selected stores impacted by processing delays from new warehouse management system implementation

      ----------
         (1.6)%   TOTAL
      ==========

Selling, general and administrative expenses increased $7.2 million, or 22.3%, to $39.5 million during the second quarter of fiscal 2004 compared to $32.3 million during the second quarter of fiscal 2003. As a percentage of net sales, selling, general and administrative expenses increased to 29.0% in the second quarter of fiscal 2004 compared to 27.9% in the second quarter of fiscal 2003. The total dollar increase in selling, general and administrative expenses is primarily attributable to an increase in the number of retail stores from 497 at the end of the second quarter of fiscal 2003 to 613 at the end of the second quarter of fiscal 2004 and the corresponding additional payroll and other expenses required to support these additional stores. The significant components of this 1.1% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

          %                           DESCRIPTION
      --------------------------------------------------------------------------

         0.7% Increase in store payroll due to deleveraging of payroll costs over lower comparable store sales, partially offset by lower bonus accruals

         0.7 Increase in other store expenses (supplies and wide area network costs)

        (0.2) Decrease in other general and administrative expenses (primarily a decrease in performance based compensation, partially offset by an increase in professional fees related to implementing Section 404 of the Sarbanes-Oxley Act)

        (0.1) Decrease in store pre-opening costs due to fewer store openings as a percent of total store base

      ----------
         1.1%     TOTAL
      ==========

Operating income decreased $2.0 million to $7.3 million during the second quarter of fiscal 2004 from $9.3 million during the second quarter of fiscal 2003. As a percentage of net sales, operating income was 5.4% in the second quarter of fiscal 2004 compared to 8.1% in the second quarter of fiscal 2003.

Six Months Ended July 31, 2004 Compared to Six Months Ended August 2, 2003

The following table sets forth selected data from our income statement expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

                                                           JULY 31,   AUGUST 2,
      FOR THE SIX MONTHS ENDED:                              2004       2003
      -------------------------------------------------------------------------

         Net sales                                          100.0%     100.0%
         Cost of goods sold (including buying,
            distribution and occupancy costs)                65.5       64.3
                                                           -------     ------

         Gross margin                                        34.5       35.7
         Selling, general and administrative expenses        28.6       28.3
                                                           -------     ------

         Operating income                                     5.9        7.4
         Interest income, net                                 0.2        0.3
                                                           -------     ------

         Income before income tax expense                     6.1        7.7
         Income tax expense                                   2.3        2.9
                                                           -------     ------

         Net income                                           3.8%       4.8%
                                                           =======     ======

Net sales increased $48.0 million, or 22.2%, to $264.4 million during the first six months of fiscal 2004 from $216.4 million during the first six months of fiscal 2003. The components of this $48.0 million increase in net sales are as follows:

        AMOUNT
      ($ MILLION)                      DESCRIPTION
      --------------------------------------------------------------------------

        $34.7 Net sales from new Hot Topic stores opened during the first six months of fiscal 2004 and Hot Topic stores not yet qualifying as comparable stores

          9.4 Net sales from new Torrid stores opened during the first six months of fiscal 2004 and Torrid stores not yet qualifying as comparable stores

          2.2     Internet sales (hottopic.com and torrid.com)

          1.3 0.8 % increase in comparable store net sales in the first six months of fiscal 2004 compared to the first six months of fiscal 2003

          0.4 Net sales from 11 expanded or relocated Hot Topic and Torrid stores

      -----------
        $48.0     TOTAL
      ===========

Sales of Hot Topic's apparel and tee-shirts, as a percentage of total net sales, were 53% in the first six months of fiscal 2004 compared to 51% in the first six months of fiscal 2003. The increase in apparel and tee-shirt sales as a percentage of net sales was due primarily to increased sales of men's novelty tee-shirts and men's music-related tee-shirts, partially offset by decreases in sales of women's apparel and men's fashion tops and bottoms.

We also believe our net sales for the six-month period were negatively impacted as we experienced difficulty translating the current "clean and preppy" fashion trends to styles that appeal to our customer base. We also believe sales were negatively impacted by some delays we experienced in product distribution to our stores in the second quarter which was attributable to our implementing a new warehouse management system in June 2004. We believe we have made necessary adjustments to prevent future product distribution delays.

Gross margin increased approximately $13.9 million to $91.2 million during the first six months of fiscal 2004 from $77.3 million during the first six months of fiscal 2003. As a percentage of net sales, gross margin decreased to 34.5% during the first six months of fiscal 2004 from 35.7% in the first six months of fiscal 2003. The significant components of this 1.2% decrease in gross margin as a percentage of net sales are as follows:

           %                          DESCRIPTION
      --------------------------------------------------------------------------

         (1.0)% Decrease in merchandise margin, principally due to higher markdown activity

         (0.1) Increase in occupancy expenses, primarily due to deleveraging store expenses over comparable store sales

         (0.1) Increase in distribution expenses, primarily due to higher freight costs as a result of expediting product to selected stores impacted by processing delays from new warehouse management system implementation

      -----------
         (1.2)%   TOTAL
      ===========

Selling, general and administrative expenses increased $14.3 million, or 23.4%, to $75.5 million during the first six months of fiscal 2004 compared to $61.2 million during the first six months of fiscal 2003. As a percentage of net sales, selling, general and administrative expenses increased to 28.6% in the first six months of fiscal 2004 compared to 28.3% in the first six months of fiscal 2003. The total dollar increase in selling, general and administrative expenses is primarily attributable to an increase in the number of retail stores from 497 at the end of the first six months of fiscal 2003 to 613 at the end of the first six months of fiscal 2004 and the corresponding additional payroll and other expenses required to support these additional stores. The significant components of this 0.3% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

           %                                           DESCRIPTION
      --------------------------------------------------------------------------

          0.3% Increase in store payroll due to deleveraging of payroll costs over lower comparable store sales, partially offset by lower bonuses

          0.4 Increase in other store expenses (supplies and wide area network costs)

         (0.3) Decrease in other general and administrative expenses (primarily a decrease in performance based compensation, partially offset by increase in professional fees related to implementing Section 404 of the Sarbanes-Oxley Act)

         (0.1) Decrease in store pre-opening costs due to fewer store openings as a percent of total store base

      -----------
          0.3%    TOTAL
      ===========

Operating income decreased $0.4 million to $15.7 million during the first six months of fiscal 2004 from $16.1 million during the first six months of fiscal 2003. As a percentage of net sales, operating income was 5.9% in the first six months of fiscal 2004 compared to 7.4% in the first six months of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Historically, as well as during the first six months of fiscal 2004, our primary uses of cash have been to finance store openings and purchase merchandise inventories as well as make periodic repurchases of our common shares. In August 2004, we announced the approval by our Board of Directors of the additional repurchase of up to two million shares of our common stock. In recent years, we have satisfied our cash requirements principally from cash flows from operations and to a lesser extent proceeds from the exercise of stock options. We also maintain a $5.0 million unsecured credit agreement for the purpose of issuing letters of credit, primarily for inventory purchases. At July 31, 2004, we had $1.0 million of outstanding letters of credit under the credit agreement.

Cash flows provided by operating activities were $12.5 million in the first six months of fiscal 2004 compared to $0.8 million provided by operating activities in the first six months of fiscal 2003. The increase of $11.7 million in cash flows from operating activities in the first six months of 2004 compared to the first six months of 2003 resulted primarily from an increase in accounts payable ($18.1 million) and changes in prepaid expenses and income taxes payable ($1.0 million), partially offset by a decrease in accrued liabilities ($3.9 million) and an increase in inventory ($3.4 million).

Cash flows provided by investing activities were $40.2 million in the first six months of fiscal 2004 compared to $10.7 million used in the first six months of fiscal 2003. The $50.9 million increase in net cash provided by investing activities is due to an increase ($58.3 million) in the proceeds from the sale of short-term investments (net of purchases) partially offset by an increase ($7.4 million) in purchases of property and equipment primarily to support store openings, and for hardware and software systems.

Cash flows used in financing activities were $43.7 million in the first six months of fiscal 2004 compared to cash flows provided by financing activities of $4.0 million in the first six months of fiscal 2003. The $47.7 million decrease in cash flows from financing activities is principally the result of repurchasing 2,000,000 shares of our common stock for $46.8 million in the first six months of 2004.

We believe our current cash balances and cash generated from operations will be sufficient to fund our operations, planned expansion through at least the next 12 months and any shares to be repurchased as part of the approved stock repurchase described above.

In the second quarter of fiscal 2004, we entered into a lease (with a purchase option) for a build-to-suit facility in Tennessee, which we expect to use as our second distribution center beginning in second quarter of fiscal 2005. The following table summarizes our contractual obligations as of July 31, 2004, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

                                              PAYMENTS DUE BY PERIOD ($ IN THOUSANDS)
                                  -------------------------------------------------------------
                                               WITHIN 1                              MORE THAN
CONTRACTUAL OBLIGATIONS             TOTAL        YEAR       2-3 YEARS    4-5 YEARS     5 YEARS
-----------------------           ---------    ---------    ---------    ---------    ---------
OPERATING LEASES                  $311,190     $ 40,931     $ 81,499     $ 75,275     $113,485

PURCHASE OBLIGATIONS                84,200       84,200           --           --           --

LETTERS OF CREDIT AND OTHER          1,903        1,903           --           --           --
OBLIGATIONS
                                  ---------    ---------    ---------    ---------    ---------

TOTAL CONTRACTUAL OBLIGATIONS     $397,293     $127,034     $ 81,499     $ 75,275     $113,485
                                  =========    =========    =========    =========    =========

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

         INVENTORIES: Inventories and related costs of sales are accounted for by the retail method. The cost of inventory is valued at the lower of average cost or market, on a first-in, first-out basis, utilizing the retail method. Each month, slow moving or seasonally obsolete merchandise is marked down. The first markdown is typically 25% to 50% of the original retail price. In cases where the merchandise does not sell after the first markdown, an additional markdown is made in a subsequent month. Any marked down merchandise that does not sell is typically marked down to a zero value and removed from the store, approximately three months after the original markdown. In determining the lower of average cost or market value of period-ending inventories, consistently applied valuation criteria are used. Consideration is given to a number of quantitative factors, including anticipated subsequent permanent markdowns and aging of inventories. To the extent our estimated markdowns at period-end prove to be insufficient, additional future markdowns will need to be recorded.

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

INFLATION

We do not believe that inflation has had a material adverse effect on our net sales or results of operations. We have generally been able to pass along increased costs related to inflation through increases in selling prices.

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

OUR AGGRESSIVE GROWTH STRATEGY ANTICIPATES A SIGNIFICANT NUMBER OF NEW STORE OPENINGS WHICH COULD CREATE CHALLENGES WE MAY NOT BE ABLE TO ADEQUATELY MEET.

Our net sales and net income have grown significantly during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, the introduction of new products. We intend to continue to pursue an aggressive growth strategy for the foreseeable future, and our future operating results will depend largely upon our ability to open and operate stores successfully and to profitably manage a larger business. We currently anticipate opening approximately 115 stores, consisting of 90 Hot Topic and 25 Torrid stores, during fiscal 2004, which will result in a significant increase in the number of stores we operate. Operation of a greater number of new stores and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by us in our existing stores and markets. In addition, as the number of stores increases, we may face risks associated with market saturation of our products and concepts. There can be no assurance that our expansion will not adversely affect the individual financial performance of our existing stores or our overall results of operations, or that new stores will achieve sales and profitability levels consistent with existing stores. Further, there can be no assurance that we will successfully achieve our expansion targets or, if achieved, that planned expansion will result in profitable operations.

THIS GROWTH STRATEGY REQUIRES EFFECTIVE UPSCALING OF OUR OPERATIONS, AND WE MAY NOT BE ABLE TO DO THIS SUFFICIENTLY TO EFFECTIVELY PREVENT NEGATIVE IMPACT ON OUR OPERATIONS AND FINANCIAL RESULTS.

In order to manage our planned expansion, among other things, we will need to locate suitable store sites; negotiate acceptable lease terms; obtain or maintain adequate capital resources on acceptable terms; source sufficient levels of inventory; hire and train store managers and sales associates; integrate new stores into our existing operations; and maintain adequate distribution center space and information technology and other operations systems.

We have entered into a lease (with a purchase option) for an additional distribution center facility, which we expect to be operational in the second quarter of fiscal 2005, and we face challenges and risks associated with establishing operations in that facility. We also need to continually evaluate the adequacy of our management information and distribution systems. Implementing new systems and changes made to existing systems could present challenges we do not anticipate and could impact our business (for example, we experienced some delay in product distribution during our second quarter of fiscal 2004 upon implementing our new warehouse management system). There can be no assurance that we will anticipate all of the changing demands that our expanding operations will impose on our business, systems and procedures, and our failure to adapt to such changing demands could have a material adverse effect on our results of operations and financial condition. Our failure to timely implement initiatives necessary to support our expanding operations could also materially impact our business.

EXPANDING OUR OPERATIONS TO INCLUDE AN INCREASING NUMBER OF TORRID STORES AND ANY OTHER NEW CONCEPTS PRESENTS RISKS WE HAVE FACED WITH THE HOT TOPIC CONCEPT BUT ALSO NEW RISKS DUE TO DIFFERENCES IN CONCEPT OBJECTIVES AND STRATEGIES.

Our ability to expand into new concepts, and in particular our Torrid concept, has not been fully tested. Accordingly, the operation of Torrid stores and the sale of Torrid merchandise over the Internet are subject to numerous risks, including unanticipated operational problems; lack of experience; lack of customer acceptance; new vendor relationships; competition from existing and new retailers; and diversion of management's attention from the Hot Topic concept. The Torrid concept involves implementation of a retail apparel concept which is subject to most of the same risks as the Hot Topic concept, as well as additional risks inherent in a concept that concentrates on apparel and fashion, including risks of difficulty in merchandising, uncertainty of customer acceptance, fluctuations in fashion trends and customer tastes, extreme competition with a less differentiated product offering, and attendant mark-down risks. We may not be able to generate continued customer interest in Torrid stores and products, and the Torrid concept may not be able to support the store or Internet sales formats. Risks inherent in any new concept are particularly acute with respect to Torrid, because this is our first significant new venture, and the nature of the Torrid business differs in certain respects from that of the Hot Topic business. There can be no assurance that the Torrid stores or website will achieve sales and profitability levels that justify our investment.

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

A variety of factors affects our comparable store sales including, among others, the timing of new music releases and music/pop culture-related products; music and fashion trends; the general retail sales environment and the effect of the overall economic environment; our ability to efficiently source and distribute products; changes in our merchandise mix; and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that such fluctuations will continue. Our comparable store sales results for fiscal 2000, 2001, 2002 and 2003 were 16.7%, 3.9%, 5.0% and 7.4%, respectively. Our comparable store sales results were 4.0% and (2.1%) for the first and second quarters, respectively, of fiscal 2004; 2.6%, 5.2%, 10.8%, and 8.5% for the first, second, third and fourth quarters, respectively, of fiscal 2003 and (0.5%), 0.6%, 6.3% and 9.7% for the first, second, third and fourth quarters, respectively, of fiscal 2002. Past comparable store sales results are not an indicator of future results, and there can be no assurance that our comparable store sales results will not decrease in the future. Changes in our comparable store sales results could cause our stock price to fluctuate substantially.

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

Our financial performance depends on our ability to purchase desired merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, substantially all of our music/pop culture-licensed products are available only from vendors that have exclusive license rights. In addition, certain of our products are supplied by small, specialized vendors, some of which create unique products primarily for us. Our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have restricted the distribution of their merchandise in the past. We generally have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms in the future. Any inability to acquire suitable merchandise, or the loss of one or more key vendors, may have a material adverse effect on our business, results of operations and financial condition.

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

Over the past several years, we have made improvements to existing hardware and software systems, as well as implemented new systems. For example, we have invested approximately $5 million to enhance the functionality of our current GERS Retail Systems software and to implement new financial system software from Lawson. In addition, we are investing approximately $9 million in the implementation of a new warehouse management software system, a new Internet order management software system, and a new customer loyalty software system. We expect to begin relying heavily on these systems in fiscal 2004 and 2005. If these information systems and software do not work effectively, we may experience delays or failures in our operations. These delays or failures could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. For example, in the second quarter of 2004, we experienced some delay in product distribution upon implementation of our new warehouse management system. To manage growth of our operations and personnel, we may need to continue to improve our operational and financial systems, transaction processing, and procedures and controls, and in doing so, we could incur substantial additional expenses.

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

The retail apparel and accessory industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified associates and management personnel. Hot Topic currently competes with street alternative stores located primarily in metropolitan areas; with other mall-based teenage-focused retailers such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Anchor Blue, Charlotte Russe Inc., Claire's Stores, Inc., Forever 21, Pacific Sunwear of California, Inc., Spencer Gifts, Inc., H&M, The Buckle, The Wet Seal, Inc., and Urban Outfitters, Inc.; and, to a lesser extent, with music stores and mail order catalogs and websites. Torrid has additional competitors, such as Alloy, Inc., Deb Shops, Delia's Corp., Old Navy (a division of Gap Inc.), Lane Bryant, and plus-size departments in department stores and discount stores as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid's products. Some of our competitors are larger and may have greater financial, marketing and other resources. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices. Increased competition could have a material adverse effect on our business, results of operations and financial condition.

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

WE INCUR COSTS ASSOCIATED WITH REGULATORY COMPLIANCE, AND THIS COST COULD BE SIGNIFICANT.

All companies are subject to laws and regulations, some of which require certain actions to be taken (or not taken) and costs to be incurred relating to business processes and risk management. There are additional requirements for public companies, including the provisions of the Sarbanes-Oxley Act of 2002. With regard to the Sarbanes-Oxley Act, we have and will continue to incur significant expense as we evaluate the implications of new rules and our operations relative thereto, and as we work to respond to and comply with new requirements. Among other things, we have incurred and will incur additional expenses as we implement Section 404 of the Sarbanes Oxley Act. Section 404 requires management to report on, and our independent auditors to attest to, our internal controls. Compliance with these new rules could also result in continued diversion of management's time and attention, which could be disruptive to normal business operations.

We are currently conducting evaluations and taking actions required to ensure compliance with the management certification and auditor attestation requirements under Section 404. We have retained expert consultants to help us in this process, and are working with our auditors as appropriate. We cannot be certain as to the timing of completion of our evaluation and related actions, or the impact of any of them on our operations. If we do not satisfactorily or timely complete these steps, possible consequences could include sanction or investigation by regulatory authorities such as the Securities and Exchange Commission or The Nasdaq National Market, incomplete or late filing of our annual report on Form 10-K, civil or criminal liability, and our stock price and business could also be adversely affected.

THERE ARE LITIGATION AND OTHER CLAIMS AGAINST US FROM TIME TO TIME, WHICH COULD DISTRACT MANAGEMENT FROM OUR BUSINESS ACTIVITIES, AND COULD LEAD TO ADVERSE CONSEQUENCES TO OUR BUSINESS AND FINANCIAL CONDITION.

As a growing company with expanding operations, we are increasingly involved from time to time with litigation and other claims against us. These arise primarily in the ordinary course of our business, and include employment claims, commercial disputes, intellectual property issues and product-oriented allegations. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Although we believe that the outcome of current litigation and claims against us will not have a material adverse effect on us, adverse settlements or resolutions may occur and negatively impact earnings, injunctions against us could have an adverse effect on our business by requiring us to do or prohibiting us from doing certain things, and other unexpected events could have a negative impact on us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not a party to any derivative financial instruments. Our exposure to market risk primarily relates to changes in interest rates on our investments with maturities of less than three months (which are considered to be cash and cash equivalents) and short-term investments with maturities in excess of three months. Changes in interest rates affect the investment income earned on those investments.

ITEM 4.  CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures

                  Based on our evaluation of our disclosure controls and procedures conducted prior to the date of filing this report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report.

         (b)      Changes in Internal Controls

                  There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 23, 2004, a non-profit corporation named Center for Environmental Health filed a lawsuit in Federal district court in Alameda, California against over two dozen retailers, large and small, including Hot Topic, Inc. Other defendants include teen retailers like Claire's and Wet Seal, department stores like Sears, Nordstrom, Macy's and J.C. Penney, and large retailers like Wal-Mart and Target. Certain of the defendants, but not Hot Topic, were also named defendants in a substantially similar lawsuit filed by the State of California. The complaint in each case alleges, in general, that the defendant retailers have violated certain California statutes by not providing sufficient warning about an alleged potential for lead exposure relating to costume jewelry sold in stores. The complaints do not contain allegations of personal injury. The plaintiff in each case seeks unspecified fines and penalties, injunctive and other equitable relief, and attorneys' fees and costs.

We currently expect to file an answer to the complaint in September 2004, and are in the process of investigating other appropriate action with our counsel. We believe we have meritorious defenses to the plaintiff's claims and intend to defend against such claims, though it is possible the plaintiff will be awarded requested remedies or that we may determine it appropriate to settle the lawsuit and pay money or agree to take or not take certain actions. Though significant litigation or awards against us could seriously harm our business and financial results, we do not at this time expect this lawsuit to have a material adverse effect on us.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                                 Issuer Purchases of Equity Securities
-----------------------------------------------------------------------------------------------------

                         TOTAL         AVERAGE       TOTAL NUMBER OF SHARES      MAXIMUM NUMBER OF
                         NUMBER         PRICE         PURCHASED AS PART OF     SHARES THAT MAY YET BE
                        OF SHARES      PAID PER         PUBLICLY ANNOUNCED       PURCHASED UNDER THE
 FISCAL PERIOD          PURCHASED       SHARE         PLANS OR PROGRAMS (1)      PLANS OR PROGRAMS
                        ----------     ---------      --------------------     ----------------------

May 2, 2004 -
May 29, 2004              720,000       $21.56              2,000,000                    --
                        ----------     ---------      --------------------     ----------------------
Total                     720,000       $21.56              2,000,000                    --
                        ==========     =========      ====================     ======================

         (1) On March 19, 2004, we announced that our Board of Directors approved a stock repurchase program, authorizing repurchase of up to 2,000,000 shares of our common stock. We were authorized to make repurchases from time to time in the open market pursuant to existing rules and regulations and other parameters set by the Board. In the first quarter of fiscal 2004 (ended May 1, 2004) we repurchased 1,280,000 shares pursuant to this program. With the purchases disclosed in the table above, the above-described repurchase program was completed in the quarter ended July 31, 2004.

ITEMS 3 & 5 ARE NOT APPLICABLE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company (the "Annual Meeting") was held on June 17, 2004 in the City of Industry, California. The Company had 48,272,012 shares of common stock outstanding as of the close of business on April 21, 2004, the record date for the Annual Meeting.

Proposal 1 - Each of the candidates listed below was duly elected to the Board of Directors at the Annual Meeting by the tally indicated.

    Candidate                     Votes in Favor          Votes Withheld
---------------------            ----------------         --------------
Cynthia Cohen                      44,827,574                184,073
Corrado Federico                   43,375,463              1,636,184
W. Scott Hedrick                   43,376,018              1,635,629
Elizabeth McLaughlin               44,829,474                182,173
Bruce Quinnell                     44,831,170                180,477
Andrew Schuon                      43,374,992              1,636,655

Proposal 2 - The selection of Ernst & Young LLP as Independent Registered Public Accounting Firm of the Company for its fiscal year ending January 29, 2005 was ratified by the tally indicated.

Votes in Favor                   Votes Against            Votes Abstained
--------------                   -------------            ---------------
44,505,158                         478,178                    28,311

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)      Exhibits:

       Exhibit
        Number                Description of Document
        ------                -----------------------
         3.1      Amended and Restated Articles of Incorporation. (1)
         3.2      Amended and Restated Bylaws. (2)
         4.1      Reference is made to Exhibits 3.1 and 3.2.
         4.2      Specimen stock certificate. (1)
         10.1 Centre Pointe Distribution Park Lease, dated June 1, 2004, by and among Crescent Resources, LLC and Hot Topic, Inc.
         10.2a Employment Offer Letter dated May 13, 2004, between the Registrant and Thomas Beauchamp.
         31.1 Certification, dated September 2, 2004, of Registrant's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2 Certification, dated September 2, 2004, of Registrant's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1 Certifications, dated September 2, 2004, of Registrant's Chief Executive Officer and Chief Financial Officer required by
                  Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C ss. 1350, as adopted).
         -------------

         (1) Filed as an exhibit to Registrant's Registration Statement on Form SB - 2 (No. 333-5054-LA) and incorporated herein by reference.
         (2) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended February 3, 2001 and incorporated herein by reference.

         a. Denotes management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

         On May 5, 2004, we filed a report on Form 8-K furnishing, under Item 12, information related to our sales for the first quarter of fiscal 2004 (quarter ended May 1, 2004). On May 19, 2004, we filed a report on Form 8-K furnishing, under Item 12, information related to our overall financial results for the first quarter of fiscal 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HOT TOPIC, INC.
                                                (Registrant)

Date:         September 2, 2004                 /s/ Elizabeth McLaughlin
                                                -----------------------------
                                                Elizabeth McLaughlin
                                                Chief Executive Officer
                                                (Principal Executive Officer)


Date:         September 2, 2004                 /s/ James McGinty
                                                -----------------------------
                                                James McGinty
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                                  EXHIBIT INDEX

      Exhibit No.           Document
--------------------------------------------------------------------------------

         10.1 Centre Pointe Distribution Park Lease, dated June 1, 2004, by and among Crescent Resources, LLC and Hot Topic, Inc.
         10.2 Employment Offer Letter dated May 13, 2004, between the Registrant and Thomas Beauchamp.
         31.1 Certification, dated September 2, 2004, of Registrant's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2 Certification, dated September 2, 2004, of Registrant's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1 Certifications, dated September 2, 2004, of Registrant's Chief Executive Officer and Chief Financial Officer required by
                  Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C ss. 1350, as adopted).