Form 10-Q
period 2004-10-30
HOT TOPIC INC /CA/
filed 2004-11-26
CIK 1017712

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 30, 2004

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         COMMISSION FILE NUMBER: 0-28784

                                 HOT TOPIC, INC.
                                ----------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 18, 2004 - 45,509,862 shares of common stock, no par value.

                                 HOT TOPIC, INC.
                               INDEX TO FORM 10-Q

                                                                              Page No.
                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

        Consolidated Balance Sheets - October 30, 2004 and January 31, 2004      3

        Consolidated Statements of Income for the three months and nine
          months ended October 30, 2004 and November 1, 2003                     4

        Consolidated Statements of Cash Flows for the nine months ended
          October 30, 2004 and November 1, 2003                                  5

        Notes to Consolidated Financial Statements                               6-10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                    11-26

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               26

ITEM 4. CONTROLS AND PROCEDURES                                                  26

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                        27

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
          EQUITY SECURITIES                                                      28

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                         28-29

SIGNATURES                                                                       30

                                   PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  HOT TOPIC, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                (In thousands, except share amounts)


                                                              October 30, 2004    January 31, 2004
                                                              -----------------   -----------------
                                                                (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                  $          7,340    $         11,886
   Short-term investments                                               34,364             116,319
   Inventory                                                            78,814              51,937
   Prepaid expenses and other                                           14,953              10,654
   Deferred tax assets                                                   2,259               2,259
                                                              -----------------   -----------------
Total current assets                                                   137,730             193,055

Leaseholds, fixtures and equipment, net                                110,120              88,348
Deposits and other                                                         242                 189
                                                              -----------------   -----------------
Total assets                                                  $        248,092    $        281,592
                                                              =================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $         16,498    $         15,841
   Accrued liabilities                                                  28,185              28,133
   Income taxes payable                                                  8,322               7,242
                                                              -----------------   -----------------
Total current liabilities                                               53,005              51,216

Deferred rent                                                            3,829               3,155
Deferred tax liability                                                   3,316               3,316

Commitments and contingencies                                               --                  --

Shareholders' equity:
Preferred shares, no par value; 10,000,000 shares
   authorized; no shares issued and outstanding                             --                  --
Common shares, no par value; 150,000,000 shares authorized;
   45,502,125 and 48,120,989 shares issued and outstanding at
   October 30, 2004 and January 31, 2004, respectively                   4,390              62,972
Retained earnings                                                      183,719             161,134
Accumulated other comprehensive loss                                      (167)               (201)
                                                              -----------------   -----------------
Total shareholders' equity                                             187,942             223,905
                                                              -----------------   -----------------
Total liabilities and shareholders' equity                    $        248,092    $        281,592
                                                              =================   =================

See notes to consolidated financial statements.

                                             HOT TOPIC, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (Unaudited)
                                         (In thousands, except per share amounts)


                                                                   Three Months Ended              Nine Months Ended
                                                              ----------------------------    ---------------------------
                                                               October 30,     November 1,    October 30,     November 1,
                                                                  2004            2003            2004           2003
                                                              -------------    -----------    ------------    -----------
Net sales                                                     $     180,808    $   161,546    $    445,214    $   377,931
Cost of goods sold, including buying,
  distribution and occupancy costs                                  116,054         98,503         289,300        237,643
                                                              -------------    -----------    ------------    -----------
Gross margin                                                         64,754         63,043         155,914        140,288

Selling, general and administrative expenses                         44,553         38,626         120,053         99,782
                                                              -------------    -----------    ------------    -----------
Operating income                                                     20,201         24,417          35,861         40,506

Interest income, net                                                    188            333             744            939
                                                              -------------    -----------    ------------    -----------
Income before income taxes                                           20,389         24,750          36,605         41,445

Provision for income taxes                                            7,809          9,479          14,020         15,873
                                                              -------------    -----------    ------------    -----------
Net income                                                    $      12,580    $    15,271    $     22,585    $    25,572
                                                              =============    ===========    ============    ===========

Net income per share:
    Basic                                                     $        0.27    $      0.32    $       0.48    $      0.54
                                                              =============    ===========    ============    ===========
    Diluted                                                   $        0.27    $      0.31    $       0.47    $      0.52
                                                              =============    ===========    ============    ===========

Shares used in computing net income per share:
    Basic                                                            46,086         47,656          46,857         47,328
    Diluted                                                          47,202         49,917          48,468         49,263

See notes to consolidated financial statements.

                                  HOT TOPIC, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                           (In thousands)


                                                                       Nine Months Ended
                                                              -------------------------------------
                                                                 October 30,         November 1,
                                                                     2004               2003
                                                              ------------------  -----------------
OPERATING ACTIVITIES
Net income                                                    $          22,585   $         25,572
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                                        16,198             13,820
    Tax benefit from exercise of stock options                            1,458              4,318
    Stock-based compensation                                                116                135
    Loss on disposal of fixed assets                                        258                243
    Changes in operating assets and liabilities:
      Inventory                                                         (26,877)           (24,886)
      Prepaid expenses and other current assets                          (4,299)            (3,452)
      Deposits and other assets                                             (53)               (18)
      Accounts payable                                                      657             10,928
      Accrued liabilities                                                   174              6,400
      Deferred rent                                                         674                563
      Income taxes payable                                                1,080                596
                                                              ------------------  -----------------
Net cash provided by operating activities                                11,971             34,219

INVESTING ACTIVITIES
Purchases of property and equipment                                     (38,311)           (26,952)
Proceeds from sale of short-term investments                            121,777             83,991
Purchases of short-term investments                                     (39,788)           (96,108)
                                                              ------------------  -----------------
Net cash provided by (used in) investing activities                      43,678            (39,069)

FINANCING ACTIVITIES
Repurchase of common stock                                              (63,665)                --
Proceeds from employee stock purchases and exercise
   of stock options                                                       3,470              5,974
                                                              ------------------  -----------------
Net cash (used in) provided by financing activities                     (60,195)             5,974
                                                              ------------------  -----------------
(Decrease) increase in cash and cash equivalents                         (4,546)             1,124
Cash and cash equivalents at beginning of period                         11,886             13,139
                                                              ------------------  -----------------
Cash and cash equivalents at end of period                    $           7,340   $         14,263
                                                              ==================  =================

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                      $               4   $             29
                                                              ==================  =================
Cash paid during the period for income taxes                  $          10,116   $         10,991
                                                              ==================  =================

See notes to consolidated financial statements.

                        HOT TOPIC, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Hot Topic, Inc. is a mall-based specialty retailer operating the Hot Topic and Torrid store concepts. Hot Topic sells a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. In fiscal 2001 (the fiscal year ended February 2, 2002), we launched a second retail concept under the trade name Torrid. Torrid sells apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and
29. At the end of the third quarter (October 30, 2004) of fiscal 2004 (the fiscal year ending January 29, 2005), we operated 580 Hot Topic stores in 50 states and Puerto Rico, and 69 Torrid stores. We also maintain two distinct websites, www.hottopic.com ("hottopic.com") and www.torrid.com ("torrid.com"), which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. Throughout this report, the terms "our", "we" and "us" refer to Hot Topic, Inc. and its subsidiaries.

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

In the opinion of management, all adjustments, consisting only of normal recurring entries, necessary for a fair presentation have been included. The results of operations for the three months and the nine months ended October 30, 2004 are not necessarily indicative of the results that may be expected for the year ending January 29, 2005.

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

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows (all amounts in thousands except per share amounts):

                                                                   Three Months Ended              Nine Months Ended
                                                              ----------------------------    ---------------------------
                                                               October 30,     November 1,    October 30,     November 1,
                                                                  2004            2003            2004           2003
                                                              -------------    -----------    ------------    -----------
Basic EPS Computation:
Numerator                                                     $      12,580    $    15,271    $     22,585    $    25,572
Denominator:
  Weighted average common shares outstanding                         46,086         47,656          46,857         47,328
                                                              -------------    -----------    ------------    -----------
  Total shares                                                       46,086         47,656          46,857         47,328
                                                              -------------    -----------    ------------    -----------
Basic EPS                                                     $        0.27    $      0.32    $       0.48    $      0.54
                                                              =============    ===========    ============    ===========

Diluted EPS Computation:
Numerator                                                     $      12,580    $    15,271    $     22,585    $    25,572
Denominator:
  Weighted average common shares outstanding                         46,086         47,656          46,857         47,328
  Incremental shares from assumed
        conversion of options                                         1,116          2,261           1,611          1,935
                                                              -------------    -----------    ------------    -----------
  Total shares                                                       47,202         49,917          48,468         49,263
                                                              =============    ===========    ============    ===========
Diluted EPS                                                   $        0.27    $      0.31    $       0.47    $      0.52
                                                              =============    ===========    ============    ===========

NOTE 3.  COMPREHENSIVE INCOME

Comprehensive income for the three months and nine months ended October 30, 2004 and November 1, 2003 is as follows (in thousands):

                                                                   Three Months Ended              Nine Months Ended
                                                              -----------------------------   ----------------------------
                                                               October 30,     November 1,    October 30,     November 1,
                                                                  2004            2003            2004           2003
                                                              -------------    ------------   ------------    ------------
Comprehensive Income
   Net income                                                 $      12,580    $    15,271    $     22,585    $    25,572
   Unrealized gain (loss) on marketable
       securities, net                                                   39           (154)             34           (154)
                                                              -------------    ------------   ------------    ------------
           Total comprehensive income                         $      12,619    $    15,117    $     22,619    $    25,418
                                                              =============    ============   ============    ============

NOTE 4.  SHAREHOLDERS' EQUITY

On March 19, 2004, we announced that our Board of Directors approved the repurchase of up to an aggregate of 2,000,000 shares of our common stock during the period ending January 29, 2005. As of July 31, 2004 we had completed the repurchase of 2,000,000 shares of our common stock at a cost of $46.8 million at an average price of $23.41.

On August 18, 2004, we announced that our Board of Directors approved an additional repurchase of up to an aggregate of 2,000,000 shares of our common stock during the period ending January 29, 2005. During the quarter ended October 30, 2004, we purchased 1,000,000 shares of our common stock at an average price of $16.85. As of October 30, 2004, there are 1,000,000 shares remaining to be repurchased under the August 18, 2004 authorization.

NOTE 5.  BANK CREDIT AGREEMENT

We maintain an unsecured bank credit agreement of $5.0 million. The credit agreement will expire in August 2005 and we expect to renew the credit agreement under similar terms. Letters of credit are issued under the credit agreement, which are primarily used for inventory purchases. At October 30, 2004, we had $1.0 million of outstanding letters of credit issued under the credit agreement.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

LITIGATION

We are involved in various matters of litigation during the ordinary course of business. Management does not currently believe any such matters will have a material adverse effect on our financial condition or results of operations.

INDEMNITIES, COMMITMENTS AND GUARANTEES

During the ordinary course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of California. We have issued guarantees in the form of letters of credit as security for some merchandise shipments from overseas. There were $1.0 million of these letters of credit outstanding at October 30, 2004. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated financial statements.

NOTE 7.  STOCK-BASED COMPENSATION

We account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." We follow the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 requires disclosures of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. We are required to follow the prescribed disclosure format and have provided the additional disclosures required by SFAS No. 148 for the three months and nine months ended October 30, 2004.

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

                                                                   Three Months Ended              Nine Months Ended
                                                              -----------------------------   ----------------------------
                                                               October 30,     November 1,    October 30,     November 1,
                                                                  2004            2003            2004           2003
                                                              --------------   ------------   -------------   ------------
Net income
   As reported                                                $      12,580    $    15,271    $     22,585    $    25,572
   Add: Stock-based compensation expense
     included in reported net income, net of
     related tax effects                                                 24             28              72             83

   Deduct: Total stock-based compensation
     expense determined under fair value
     method for all awards, net of related
     tax effects                                                     (1,649)        (1,286)         (4,966)        (3,787)
                                                              --------------   ------------   -------------   ------------
   Pro forma                                                  $      10,955    $    14,013    $     17,691    $    21,868
                                                              ==============   ============   =============   ============

Basic earnings per share:
   As reported                                                $        0.27    $      0.32    $       0.48    $      0.54
   Pro forma                                                  $        0.24    $      0.29    $       0.38    $      0.46

Diluted earnings per share:
   As reported                                                $        0.27    $      0.31    $       0.47    $      0.52
   Pro forma                                                  $        0.23    $      0.28    $       0.37    $      0.44

NOTE 8.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN 46(R) applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. FIN 46(R) applies to public enterprises as of the beginning of the applicable interim or annual period. We do not currently have any variable interest entities and the adoption of the provisions of FIN 46 and FIN 46(R) did not have a material impact on our results of operations or financial condition.

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

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," for which the measurement and recognition provisions were to be effective for reporting periods beginning after June 15, 2004. However, in September 2004, the EITF issued FASB Staff Position EITF Issue No. 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, `The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,'" which postponed the measurement and recognition provisions of EITF 03-1, but maintained the disclosure requirements for all investments within the scope of the guidance to be effective in annual financial statements for fiscal years ending after June 15, 2004. EITF 03-1 provides a three-step process for determining whether investments, including debt securities, are other than temporarily impaired and requires additional disclosures in annual financial statements. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor's intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. We do not expect the adoption of EITF 03-1 to have a material impact on our results of operations or financial condition because our investments are short-term in nature and consist primarily of interest bearing bonds that are highly liquid and low risk with a minimum credit quality rating of A-1 (Standard and Poor's), SP-1 (Moody's Investor Service) or equivalent.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 30, 2004 COMPARED TO THREE MONTHS ENDED NOVEMBER 1, 2003

The following table sets forth selected data from our income statement expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

                                                               OCTOBER 30,     NOVEMBER 1,
      FOR THE THREE MONTHS ENDED:                                 2004             2003
      ---------------------------                             -------------   --------------
      Net sales                                                      100.0%           100.0%
      Cost of goods sold (including buying,
       distribution and  occupancy costs)                             64.2             61.0
                                                              -------------   --------------

      Gross margin                                                    35.8             39.0
      Selling, general and administrative expenses                    24.6             23.9
                                                              -------------   --------------

      Operating income                                                11.2             15.1
      Interest income, net                                             0.1              0.2
                                                              -------------   --------------

      Income before income tax expense                                11.3             15.3
      Income tax expense                                               4.3              5.8
                                                              -------------   --------------

      Net income                                                       7.0%             9.5%
                                                              =============   ==============

Net sales increased $19.3 million, or 11.9%, to $180.8 million during the third quarter of fiscal 2004 from $161.5 million during the third quarter of fiscal 2003. The components of this $19.3 million increase in net sales are as follows:

         AMOUNT
      ($ MILLIONS)                            DESCRIPTION
      ------------      --------------------------------------------------------
       $  19.6          Net sales from new Hot Topic stores opened during the
                        third quarter of fiscal 2004 and Hot Topic stores not yet qualifying as comparable stores

           4.9 Net sales from new Torrid stores opened during the third quarter of fiscal 2004 and Torrid stores not yet qualifying as comparable stores

           0.6          Internet sales (hottopic.com and torrid.com)

           0.1 Net sales from 12 expanded or relocated Hot Topic and Torrid stores

          (5.9)         4.2% decrease in comparable store net sales in the third
                        quarter of fiscal 2004 compared to the third quarter of
                        fiscal 2003
      ------------
       $  19.3          TOTAL
      ============

At the end of the third quarter of fiscal 2004, 476 of our 649 stores (Hot Topic and Torrid) were included in the comparable store base, compared to 399 of our 540 stores (Hot Topic and Torrid) open at the end of the third quarter of fiscal 2003. Sales of Hot Topic's apparel and tee-shirts, as a percentage of total net sales, were consistent at 55% for the third quarter of fiscal 2004 and the third quarter of fiscal 2003. Within the apparel and tee-shirt category there was a change in product mix as sales of music licensed apparel increased, but offset by a decrease in men's and women's fashion apparel sales.

We believe our third quarter net sales were negatively impacted by lower than expected sales from Halloween products. In addition, we also believe our net sales for the third quarter were negatively impacted as we experienced difficulty translating the current "clean and preppy" fashion trends to styles that appeal to our customer base.

Gross margin increased $1.8 million to $64.8 million during the third quarter of fiscal 2004 from $63.0 million during the third quarter of fiscal 2003. As a percentage of net sales, gross margin decreased to 35.8% during the third quarter of fiscal 2004 from 39.0% in the third quarter of fiscal 2003. The significant components of this 3.2% decrease in gross margin as a percentage of net sales are as follows:

           %                                  DESCRIPTION
      ------------      --------------------------------------------------------
         (2.3)%         Decrease in merchandise margin, principally due to
                        higher markdown activity, particularly on women's fashion and Halloween-related product

         (0.6) Increase in store occupancy and depreciation expenses, primarily due to deleveraging these expenses over lower comparable store sales

         (0.2) Increase in distribution expenses, primarily due to higher freight and payroll costs

         (0.1) Increase in buying costs due to deleveraging of these costs over lower comparable store sales

      ------------
         (3.2)%         TOTAL
      ============

Selling, general and administrative expenses increased $5.9 million, or 15.3%, to $44.5 million during the third quarter of fiscal 2004 compared to $38.6 million during the third quarter of fiscal 2003. As a percentage of net sales, selling, general and administrative expenses increased to 24.6% in the third quarter of fiscal 2004 compared to 23.9% in the third quarter of fiscal 2003. The total dollar increase in selling, general and administrative expenses was primarily attributable to a 20.2% increase in the number of retail stores from 540 at the end of the third quarter of fiscal 2003 to 649 at the end of the third quarter of fiscal 2004 and the corresponding additional payroll and other expenses required to support these additional stores. The significant components of this 0.7% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

            %                                 DESCRIPTION
      ------------      --------------------------------------------------------
           0.7%         Increase in store payroll due to deleveraging of payroll
                        costs over lower comparable store sales, partially offset by lower store selling bonuses

           0.2 Increase in other store expenses as a result of deleveraging expenses over lower comparable store sales along with increases in supply costs and expenses related to our wide area network

           0.1 Increase in depreciation and amortization as a result of new warehouse management software implemented during the second quarter of fiscal 2004

          (0.3) Decrease in other general and administrative expenses due primarily to a decrease in performance based compensation, partially offset by an increase in professional fees related to implementing Section 404 of the Sarbanes-Oxley Act and an increase in marketing expenses for Torrid stores

      ------------
           0.7%         TOTAL
      ============

Operating income decreased $4.2 million to $20.2 million during the third quarter of fiscal 2004 from $24.4 million during the third quarter of fiscal 2003. As a percentage of net sales, operating income was 11.2% in the third quarter of fiscal 2004 compared to 15.1% in the third quarter of fiscal 2003.

Net interest income decreased $0.1 million to $0.2 million during the third quarter of fiscal 2004 from $0.3 million during the third quarter of fiscal 2003, principally due to lower average cash and short term investment balances in the third quarter of 2004 as compared to the third quarter of 2003 driven by our common stock repurchases.

Income tax expense was $7.8 million for the third quarter of fiscal 2004 compared to $9.5 million for the third quarter of fiscal 2003. The effective tax rate was 38.3% for both the third quarter of fiscal 2004 and fiscal 2003.

NINE MONTHS ENDED OCTOBER 30, 2004 COMPARED TO NINE MONTHS ENDED NOVEMBER 1,
2003

The following table sets forth selected data from our income statement expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

                                                                OCTOBER 30,       NOVEMBER 1,
      FOR THE NINE MONTHS ENDED:                                   2004             2003
      ---------------------------                             --------------   ---------------
      Net sales                                                       100.0%            100.0%
      Cost of goods sold (including buying, distribution and
       occupancy costs)                                                65.0              62.9
                                                              --------------   ---------------

      Gross margin                                                     35.0              37.1
      Selling, general and administrative expenses                     27.0              26.4
                                                              --------------   ---------------

      Operating income                                                  8.0              10.7
      Interest income, net                                              0.2               0.3
                                                              --------------   ---------------

      Income before income tax expense                                  8.2              11.0
      Income tax expense                                                3.1               4.2
                                                              --------------   ---------------

      Net income                                                        5.1%              6.8%
                                                              ==============   ===============

Net sales increased $67.3 million, or 17.8%, to $445.2 million during the first nine months of fiscal 2004 from $377.9 million during the first nine months of fiscal 2003. The components of this $67.3 million increase in net sales are as follows:

         AMOUNT
      ($ MILLION)                             DESCRIPTION
      ------------      --------------------------------------------------------
        $ 53.9          Net sales from new Hot Topic stores opened during the
                        first nine months of fiscal 2004 and Hot Topic stores not yet qualifying as comparable stores

          14.3 Net sales from new Torrid stores opened during the first nine months of fiscal 2004 and Torrid stores not yet qualifying as comparable stores

           2.9          Internet sales (hottopic.com and torrid.com)

           0.5 Net sales from 12 expanded or relocated Hot Topic and Torrid stores

          (4.3) 1.3% decrease in comparable store net sales in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003

      ------------
          $67.3         TOTAL
      ============

Sales of Hot Topic's apparel and tee-shirts, as a percentage of total net sales, were 54% in the first nine months of fiscal 2004 compared to 53% in the first nine months of fiscal 2003. The increase in apparel and tee-shirt sales as a percentage of net sales was due primarily to increased sales of men's novelty tee-shirts and men's music licensed apparel, partially offset by decreases in sales of women's apparel and men's fashion tops and bottoms.

We believe our net sales for the nine month period were negatively impacted as we experienced difficulty translating the current "clean and preppy" fashion trends to styles that appeal to our customer base. We also believe sales were negatively impacted by some delays we experienced in product distribution to our stores in the second quarter which was attributable to our implementing a new warehouse management system during June 2004.

Gross margin increased approximately $15.6 million to $155.9 million during the first nine months of fiscal 2004 from $140.3 million during the first nine months of fiscal 2003. As a percentage of net sales, gross margin decreased to 35.0% during the first nine months of fiscal 2004 from 37.1% in the first nine months of fiscal 2003. The significant components of this 2.1% decrease in gross margin as a percentage of net sales are as follows:

            %                                DESCRIPTION
      ------------      --------------------------------------------------------
          (1.5)%        Decrease in merchandise margin, principally due to
                        higher markdown activity

          (0.5) Increase in store occupancy expenses, primarily due to deleveraging store expenses over lower comparable store sales

          (0.1) Increase in distribution expenses, primarily due to higher freight and payroll costs

      ------------
          (2.1)%        TOTAL
      ============

Selling, general and administrative expenses increased $20.3 million, or 20.3%, to $120.1 million during the first nine months of fiscal 2004 compared to $99.8 million during the first nine months of fiscal 2003. As a percentage of net sales, selling, general and administrative expenses increased to 27.0% in the first nine months of fiscal 2004 compared to 26.4% in the first nine months of fiscal 2003. The total dollar increase in selling, general and administrative expenses is primarily attributable to a 20.2% increase in the number of retail stores from 540 at the end of the first nine months of fiscal 2003 to 649 at the end of the first nine months of fiscal 2004 and the corresponding additional payroll and other expenses required to support these additional stores. The significant components of this 0.6% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

            %                                DESCRIPTION
      ------------      --------------------------------------------------------
           0.5%         Increase in store payroll due to deleveraging of payroll
                        costs over lower comparable store sales, partially offset by lower store selling bonuses

           0.4 Increase in other store expenses as a result of deleveraging expenses over lower comparable store sales along with increases in supply costs and expenses related to our wide area network

          (0.2) Decrease in other general and administrative expenses due primarily to a decrease in performance based compensation, partially offset by increase in professional fees related to implementing Section 404 of the Sarbanes-Oxley Act

          (0.1) Decrease in store pre-opening costs due to fewer store openings as a percent of total store base

      ------------
           0.6%         TOTAL
      ============

Operating income decreased $4.6 million to $35.9 million during the first nine months of fiscal 2004 from $40.5 million during the first nine months of fiscal 2003. As a percentage of net sales, operating income was 8.0% in the first nine months of fiscal 2004 compared to 10.7% in the first nine months of fiscal 2003.

Net interest income decreased $0.2 million to $0.7 million during the first nine months of fiscal 2004 from $0.9 million during the first nine months of fiscal 2003, principally due to lower average cash and short term investment balances in the first nine months of 2004 as compared to the first nine months of 2003 driven by our common stock repurchases.

Income tax expense was $14.0 million for the first nine months of fiscal 2004 compared to $15.9 million for the first nine months of fiscal 2003. The effective tax rate was 38.3% for both the first nine months of fiscal 2004 and fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Historically and during the first nine months of fiscal 2004, our primary uses of cash have been to finance store openings and purchase merchandise inventories, as well as periodic repurchases of our common shares. In August 2004, we announced the approval by our Board of Directors of the repurchase of up to 2,000,000 shares of our common stock, of which 1,000,000 shares were purchased during the three months ended October 30, 2004 at an average price of $16.85. In addition, pursuant to authorization by our Board of Directors, we repurchased an aggregate of 2,000,000 shares of our common stock at an average price of $23.41 during the six months ended July 31, 2004. In recent years, we have satisfied our cash requirements principally from cash flows from operations and to a lesser extent proceeds from the exercise of stock options. We also maintain a $5.0 million unsecured credit agreement for the purpose of issuing letters of credit, primarily for inventory purchases. At October 30, 2004, we had $1.0 million of outstanding letters of credit under the credit agreement.

Cash flows provided by operating activities were $12.0 million in the first nine months of fiscal 2004 compared to $34.2 million provided by operating activities in the first nine months of fiscal 2003. The decrease of $22.2 million in cash flows from operating activities in the first nine months of 2004 compared to the first nine months of 2003 resulted primarily from a decrease in accounts payable and accrued liabilities ($16.5 million) driven by a decrease in merchandise receipts during October 2004 compared to October 2003, a decrease in the tax benefit from the exercise of stock options ($2.9 million), a decrease in net income ($3.0 million) and changes in prepaid expenses and inventory ($2.8 million), partially offset by an increase in depreciation and amortization ($2.4 million) and an increase in income taxes payable and deferred rent ($0.6 million).

Cash flows provided by investing activities were $43.7 million in the first nine months of fiscal 2004 compared to cash flows used in investing activities of $39.1 million in the first nine months of fiscal 2003. The $82.8 million increase in net cash provided by investing activities is due to an increase ($94.1 million) in the proceeds from the sale of short-term investments (net of purchases) partially offset by an increase ($11.3 million) in purchases of property and equipment primarily to support store openings, and for hardware and software systems.

Cash flows used in financing activities were $60.2 million in the first nine months of fiscal 2004 compared to cash flows provided by financing activities of $6.0 million in the first nine months of fiscal 2003. The $66.2 million decrease in cash flows from financing activities is principally the result of repurchasing 3,000,000 shares of our common stock for $63.7 million in the first nine months of 2004.

We believe our current cash balances and cash generated from operations will be sufficient to fund our operations, planned expansion and any shares to be repurchased as part of the approved stock repurchase described above, through at least the next 12 months.

The following table summarizes our contractual obligations as of October 30, 2004, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

                                                                   PAYMENTS DUE BY PERIOD ($ IN THOUSANDS)
                                              ----------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                           TOTAL        WITHIN 1 YEAR     2-3 YEARS      4-5 YEARS      MORE THAN 5 YEARS
-----------------------                       -------------    -------------    -----------    ------------    -----------------
OPERATING LEASES                              $     341,719    $      44,416    $    89,555    $     81,976    $         125,772

PURCHASE OBLIGATIONS                                 67,833           67,833             --              --                   --

LETTERS OF CREDIT AND OTHER OBLIGATIONS               1,983            1,983             --              --                   --

                                              -------------    -------------    -----------    ------------    -----------------
TOTAL CONTRACTUAL OBLIGATIONS                 $     411,535    $     114,232    $    89,555    $     81,976    $         125,772
                                              =============    =============    ===========    ============    =================

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

      INVENTORIES: Inventories and related costs of sales are accounted for by the retail method. The cost of inventory is valued at the lower of average cost or market, on a first-in, first-out basis, utilizing the retail method. Each month, slow moving or seasonally obsolete merchandise is marked down. The first markdown is typically 25% to 50% of the original retail price. Typically, in cases where the merchandise does not sell after the first markdown, an additional markdown is made in a subsequent month. Any marked down merchandise that does not sell is typically marked down to a zero value and removed from the store, approximately three months after the original markdown. In determining the lower of average cost or market value of period-ending inventories, consistently applied valuation criteria are used. Consideration is given to a number of quantitative factors, including anticipated subsequent permanent markdowns and aging of inventories. To the extent our estimated markdowns at period-end prove to be insufficient, additional future markdowns will need to be recorded.

      VALUATION OF LONG-LIVED ASSETS: We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. If we were to determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on a projected discounted cash flow method using a discount rate determined by management. To date, we have not recorded any significant impairment of a long-lived asset. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges.

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

      INCOME TAXES: Current income tax expense is the amount of income taxes expected to be payable for the current year. The combined federal, state and local income tax expense is calculated using estimated effective annual tax rates. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. We consider future taxable income and ongoing prudent and feasible tax planning in assessing the value of our deferred tax assets. Evaluating the value of these assets is necessarily based on our judgment. If we were to determine that it is more likely than not that these assets will not be realized, we would reduce the value of these assets to their expected realizable value through a valuation allowance, thereby decreasing net income. If we subsequently were to determine that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

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

Our net sales and net income have grown significantly during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, the introduction of new products. We intend to continue to pursue an aggressive growth strategy for the foreseeable future, and our future operating results will depend largely upon our ability to open and operate stores successfully and to profitably manage a larger business. We currently anticipate opening approximately 110 stores, consisting of 65 Hot Topic and 45 Torrid stores, during fiscal 2005, which will result in a significant increase in the number of stores we operate. Operation of a greater number of new stores and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by us in our existing stores and markets. In addition, as the number of stores increases, we may face risks associated with market saturation of our products and concepts. There can be no assurance that our expansion will not adversely affect the individual financial performance of our existing stores or our overall results of operations, or that new stores will achieve sales and profitability levels consistent with existing stores. Further, there can be no assurance that we will successfully achieve our expansion targets or, if achieved, that planned expansion will result in profitable operations.

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

A variety of factors affects our comparable store sales including, among others, the timing of new music releases and music/pop culture-related products; music and fashion trends; the general retail sales environment and the effect of the overall economic environment; our ability to efficiently source and distribute products; changes in our merchandise mix; and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that such fluctuations will continue. Our comparable store sales results for fiscal 2000, 2001, 2002 and 2003 were 16.7%, 3.9%, 5.0% and 7.4%, respectively. Our comparable store sales results were 4.0%, (2.1%) and (4.2%) for the first, second and third quarters, respectively, of fiscal 2004; 2.6%, 5.2%, 10.8%, and 8.5% for the first, second, third and fourth quarters, respectively, of fiscal 2003 and (0.5%), 0.6%, 6.3% and 9.7% for the first, second, third and fourth quarters, respectively, of fiscal 2002. Past comparable store sales results are not an indicator of future results, and there can be no assurance that our comparable store sales results will not decrease in the future. Changes in our comparable store sales results could cause our stock price to fluctuate substantially.

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

ECONOMIC CONDITIONS COULD CHANGE IN WAYS THAT REDUCE OUR SALES OR INCREASE OUR EXPENSES.

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

CHANGES IN LAWS, INCLUDING EMPLOYMENT LAWS AND LAWS RELATED TO OUR MERCHANDISE, COULD MAKE CONDUCTING OUR BUSINESS MORE EXPENSIVE OR CHANGE THE WAY WE DO BUSINESS.

Aside from increased regulatory compliance requirements, changes in laws could make ordinary conduct of our business more expensive or require us to change the way we do business. For example, changes in federal and state minimum wage laws could raise the wage requirements for certain of our associates, which would likely cause us to reexamine our entire wage structure for stores. Other laws related to employee benefits and treatment of employees could also negatively impact us such as by increasing benefits costs such as medical expenses. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws.

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

Over the past several years, we have made improvements to existing hardware and software systems, as well as implemented new systems. For example, we have invested approximately $6 million to enhance the functionality of our current GERS Retail Systems software and to implement new financial system software from Lawson. In addition, we are investing approximately $9 million in the implementation of a new warehouse management software system, a new Internet order management software system, and a new customer loyalty software system. We expect to begin relying heavily on these systems in fiscal 2004 and 2005. If these information systems and software do not work effectively, we may experience delays or failures in our operations. These delays or failures could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. For example, in the second quarter of 2004, we experienced some delay in product distribution upon implementation of our new warehouse management system. To manage growth of our operations and personnel, we may need to continue to improve our operational and financial systems, transaction processing, and procedures and controls, and in doing so, we could incur substantial additional expenses.

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

OUR RELIANCE ON UNITED PARCEL SERVICE, TEMPORARY EMPLOYEES AND OTHER MECHANICS OF SHIPPING OF OUR MERCHANDISE CREATES DISTRIBUTION RISKS AND UNCERTAINTIES THAT COULD HURT OUR SALES AND BUSINESS.

We rely upon United Parcel Service for our product shipments, including shipments to and from a significant number of our stores. Our reliance on this source for shipments is subject to risks, including employee strikes and inclement weather, associated with United Parcel Service's ability to provide delivery services that adequately meet our shipping needs. We are also dependent upon temporary associates to adequately staff our distribution facility, particularly during busy periods such as the Holiday season and while multiple stores are opening. There can be no assurance that we will continue to receive adequate assistance from our temporary associates, or that there will continue to be sufficient sources of temporary associates. Additionally, certain products are imported and subject to delivery delays based on ship availability and port capacity.

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

We are currently performing testing and taking other actions required to ensure compliance with the management certification and auditor attestation requirements under Section 404. We have retained expert consultants to help us in this process, and are working with our auditors as appropriate. We cannot be certain as to the timing of completion of our evaluation and related actions, or the impact of any of them on our operations. If we do not satisfactorily or timely complete these steps, possible consequences could include sanction or investigation by regulatory authorities such as the Securities and Exchange Commission or The Nasdaq National Market, incomplete or late filing of our annual report on Form 10-K, civil or criminal liability; and our stock price and business could also be adversely affected.

THERE ARE LITIGATION AND OTHER CLAIMS AGAINST US FROM TIME TO TIME, WHICH COULD DISTRACT MANAGEMENT FROM OUR BUSINESS ACTIVITIES, AND COULD LEAD TO ADVERSE CONSEQUENCES TO OUR BUSINESS AND FINANCIAL CONDITION.

As a growing company with expanding operations, we are increasingly involved from time to time with litigation and other claims against us. These arise primarily in the ordinary course of our business, and include employee claims, commercial disputes, intellectual property issues and product-oriented allegations. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Although we do not currently believe that the outcome of any current litigation and claims against us will have a material adverse effect on us, adverse settlements or resolutions may occur and negatively impact earnings, injunctions against us could have an adverse effect on our business by requiring us to do or prohibiting us from doing certain things, and other unexpected events could have a negative impact on us.

THERE ARE PENDING ACCOUNTING REGULATION CHANGES THAT MAY REQUIRE THE EXPENSING OF STOCK OPTIONS.

The FASB currently expects to issue a final standard regarding equity-based compensation in the fourth quarter of 2004. The FASB's existing exposure draft proposes that all publicly traded companies begin recording compensation expense related to all unvested and newly granted stock options prospectively for interim or annual periods beginning after June 15, 2005. Currently, we include such expenses on a pro forma basis in the notes to our quarterly and annual financial statements in accordance with accounting principles generally accepted in the United States of America and do not include compensation expense related to stock options in our reported earnings in the financial statements. If accounting standards are changed to require us to expense stock options, our reported earnings would be lower under the new standard in the fiscal year beginning January 30, 2005 and our stock price could decline.

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

In August 2004, we were served another complaint, filed in the Circuit Court of Shelby County, Tennessee, claiming we are liable due to alleged lead content in our costume jewelry. This complaint is an alleged class action, with counts of negligence and breach of implied warranty. Similar claims had been made, prior to service upon us, against other retailers in the same jurisdiction by plaintiffs represented by the same law firm. Currently, proceedings in this Tennessee case against us are on hold, pending events and potential resolution relating to the previously existing similar lawsuits against other retailers.

The plaintiffs in the above California cases seek unspecified fines and penalties, attorneys' fees and costs, and injunctive and other equitable relief; and the plaintiff in the Tennessee case seeks unspecified money damages on behalf of the alleged class. We continue investigating appropriate action in each of these cases with our counsel. In each case, we believe we have meritorious defenses to the plaintiff's claims and intend to defend against such claims; though it is impossible to predict the outcome of the proceeding, and it is possible the plaintiff will be awarded requested remedies or that we may determine it appropriate to settle the lawsuit which could require us to take or not take certain actions.

On September 17, 2004, a former Torrid employee filed a lawsuit against us in Superior Court of Los Angeles County, on behalf of a purported class. The lawsuit asserts claims for failure to provide adequate meal or rest breaks, improper payment of overtime wages, failure to timely pay wages at end of employment and unfair business practices. The lawsuit seeks compensatory damages, statutory penalties, punitive damages, attorneys' fees and injunctive relief. On October 21, 2004, we filed an answer denying the material allegations of the complaint. Discovery has not yet been conducted, and at the present time, we are unable to predict the outcome of this matter.

Though significant litigation or awards against us could seriously harm our business and financial results, we do not at this time expect any of the above-described litigation to have a material adverse effect on us.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                                       Issuer Purchases of Equity Securities
-------------------------------------------------------------------------------------------------------------------

                                                                          TOTAL NUMBER OF        MAXIMUM NUMBER OF
                                                                        SHARES PURCHASED AS     SHARES THAT MAY YET
                                                                         PART OF PUBLICLY       BE PURCHASED UNDER
                            TOTAL NUMBER OF      AVERAGE PRICE PAID     ANNOUNCED PLANS OR         THE PLANS OR
 FISCAL PERIOD              SHARES PURCHASED         PER SHARE             PROGRAMS (1)              PROGRAMS
----------------            ----------------     ------------------     -------------------     -------------------
August 29, 2004 -
October 2, 2004                    1,000,000                 $16.85               1,000,000               1,000,000
                            ----------------     ------------------     -------------------     -------------------
Total                              1,000,000                 $16.85               1,000,000               1,000,000
                            ================     ==================     ===================     ===================

(1) On August 18, 2004, we announced that our Board of Directors approved a stock repurchase program, authorizing repurchase of up to 2,000,000 shares of our common stock. We are authorized to make repurchases from time to time in the open market pursuant to existing rules and regulations and other parameters set by the Board. The purchases disclosed in the table above were completed in the quarter ended October 30, 2004. We intend to remain active with our share repurchase program should the right market conditions exist.

ITEMS 3, 4 & 5 ARE NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits:

            Exhibit
            Number                      Description of Document
            -------                     -----------------------

               3.1      Amended and Restated Articles of Incorporation. (1)

               3.2      Amended and Restated Bylaws. (2)

               4.1      Reference is made to Exhibits 3.1 and 3.2.

               4.2      Specimen stock certificate. (1)

              10.1 Centre Pointe Distribution Park Lease, dated June 1, 2004, by and among Crescent Resources, LLC and Hot Topic, Inc. (3)

              10.2a Employment Offer Letter dated May 13, 2004, between the Registrant and Thomas Beauchamp. (3)

              31.1 Certification, dated November 24, 2004, of Registrant's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification, dated November 24, 2004, of Registrant's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certifications, dated November 24, 2004, of Registrant's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C section 1350, as adopted).

                  (1) Filed as an exhibit to Registrant's Registration Statement on Form SB - 2 (No. 333-5054-LA) and incorporated herein by reference.

                  (2) Filed as an exhibit to Registrant's Annual Report on Form
                      10-K for the year ended February 3, 2001 and incorporated herein by reference.

                  (3) Filed as an exhibit to Registrant's Quarterly Report on
                      Form 10Q for the quarterly period ended July 31, 2004 and incorporated herein by reference.

                   a. Denotes management contract or compensatory plan or
                      arrangement.

    (b) Reports on Form 8-K

         On August 4, 2004, we filed a report on Form 8-K furnishing, under
Item 12, information related to our sales for the second quarter of fiscal 2004 (quarter ended July 31, 2004). On August 18, 2004, we filed a report on Form 8-K furnishing, under Item 12, information related to our overall financial results for the second quarter of fiscal 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HOT TOPIC, INC.
                                        (Registrant)

Date:   November 24, 2004               /s/ Elizabeth McLaughlin
                                        ------------------------

                                        Elizabeth McLaughlin
                                        Chief Executive Officer
                                        (Principal Executive Officer)

Date:   November 24, 2004               /s/ James McGinty
                                        -----------------

                                        James McGinty
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.       Document
-----------       --------------------------------------------------------------

   31.1 Certification, dated November 24, 2004, of Registrant's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification, dated November 24, 2004, of Registrant's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certifications, dated November 24, 2004, of Registrant's Chief Executive Officer and Chief Financial Officer required by
                  Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C
                  Section 1350, as adopted).