Form 10-K
period 2005-01-29
HOT TOPIC INC /CA/
filed 2005-04-14
CIK 1017712

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2005

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     The aggregate market value of Common Stock held by non-affiliates of the Registrant as of July 30, 2004 was approximately $739,697,726 based on the closing price on that date of the Registrant's Common Stock on the Nasdaq National Stock Market. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates are deemed to be held by non-affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the Registrant's Common Stock was 44,814,650 as of April 2, 2005.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2005 to be filed with the Securities and Exchange Commission (the "SEC") no later than 120 days after January 29, 2005, are incorporated by reference into Part III of this Form 10-K (Items 10 through 13).

                                 HOT TOPIC, INC.

                           ANNUAL REPORT ON FORM 10-K
                                     FOR THE
                           YEAR ENDED JANUARY 29, 2005

                                TABLE OF CONTENTS

                                   PART I                                   PAGE
                                   ------

Item 1.   Business                                                            3
Item 2.   Properties                                                         23
Item 3.   Legal Proceedings                                                  23
Item 4.   Submission of Matters to a Vote of Security Holders                24

                                     PART II
                                     -------

Item 5.   Market for Registrant's Common Equity, Related Shareholder
          Matters and Issuer Purchases of Equity Securities                  25
Item 6.   Selected Financial Data                                            26
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          28
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk         36
Item 8.   Financial Statements and Supplemental Data                         36
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           37
Item 9A.  Controls and Procedures                                            37
Item 9B.  Other Information                                                  40

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant                 40
Item 11.  Executive Compensation                                             40
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Shareholder Matters                         40
Item 13.  Certain Relationships and Related Transactions                     40
Item 14.  Principal Accountant Fees and Services                             40

                                     PART IV
                                     -------

Item 15.  Exhibits and Financial Statement Schedules                         40

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     THIS REPORT CONTAINS VARIOUS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THESE STATEMENTS INCLUDE, FOR EXAMPLE, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE, SUCH AS THE EXTENT AND TIMING OF FUTURE REVENUES AND EXPENSES AND CUSTOMER DEMAND, OTHER EXPECTED FINANCIAL RESULTS AND INFORMATION, NEW STORE OPENINGS AND NEW STORE CONCEPTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE DATE OF THIS REPORT. WE WILL NOT NECESSARILY UPDATE ANY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN OR UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS, OR INDUSTRY RESULTS TO BE DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED. RISKS, UNCERTAINTIES AND OTHER FACTORS RELATED TO US ARE LOCATED, AMONG OTHER PLACES, IN PART I, ITEM 1 UNDER THE CAPTION "CERTAIN RISKS RELATED TO THE COMPANY'S BUSINESS" AND IN PART II, ITEM 7 UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     We are a mall-based specialty retailer operating the Hot Topic and Torrid store concepts. Hot Topic stores sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. Torrid stores sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of fiscal 2004 (the fiscal year ended January 29, 2005), we operated 592 Hot Topic stores throughout the United States and Puerto Rico, and 76 Torrid stores. We also sell merchandise on two websites, www.hottopic.com ("hottopic.com") and www.torrid.com ("torrid.com"), which reflect the Hot Topic and Torrid store concepts and carry merchandise similar to that sold in the respective stores. Throughout this report, the terms "our", "we" and "us" refer to Hot Topic, Inc. and its subsidiaries.

     We opened 91 Hot Topic and 24 Torrid stores during fiscal 2004. We also occasionally relocate, expand, or close existing stores. During fiscal 2004, we expanded or relocated ten stores. We plan to open approximately 65 new Hot Topic stores and 45 Torrid stores in the fiscal year ending January 28, 2006 ("fiscal 2005"). As of March 9, 2005, five of these new Hot Topic stores and one of these new Torrid stores were open.

THE MARKET

     The music-licensed apparel industry essentially began in the 1960s with bootleggers selling tee shirts at concert venues. Over the next two decades, artists began to realize the commercial potential of licensing their likenesses and logos to tee shirt manufacturers and others who produced assorted merchandise. We believe that during recent years, the music industry has been significantly impacted by the availability and accessibility of Internet and digital technology and the continuing success of MTV and other music television networks. These media enable fans not only to listen to the latest music and artists 24 hours a day, but also to experience a full sight and sound package of appearance and attitude. This is in stark contrast to past decades when the vinyl record cover and a few magazines of modest circulation were the primary source of young people's information about their music and favorite bands. The growing importance of the Internet is illustrated in a recent U.S. Census Bureau report, stating that 80% of America's school-age children have Internet access either at home or at school, regardless of their ethnic group or household income. MTV music television reached 86 million households in the United States in December 2003, according to Viacom International, Inc., MTV's parent company.

     As a result, both emerging and well-known artists, and the fashions they inspire, are much more visible today than ever before. We believe that this increased visibility has contributed to a rise in demand for music/pop culture-licensed and music/pop culture-influenced apparel and accessories. We believe teenagers throughout the United States have similar fashion preferences, largely as a result of the nationwide influence of the Internet, MTV and other music television networks, music distribution (including through the rapidly growing avenue provided by digital music and "downloads"), movies and television programs.

     Hot Topic's target customers are young men and women between the ages of 12 and 22, who are passionate about music, music videos, pop culture trends and music-inspired fashion. We believe our music/pop culture-influenced merchandise appeals to teenagers from diverse socio-economic backgrounds and that our customers are broadly representative of the teenage population in the United States.

     Teenagers represent both a growing part of the United States population and an increasing source of purchasing power. The U.S. Census Bureau estimates that the teenage population (ages 12-19) in the United States reached approximately 33 million in 2004, and by 2008, there are likely to be more teenagers in the United States than at any other time in history. Teenage spending has also increased annually. The average American teen spent approximately $91 a week in 2004 according to Teen Research Unlimited. In the past seven years, teenage spending has grown an average of 5% per year, to $169 billion in 2004.

     We developed the Torrid concept after analyzing customer feedback and researching the market demographics. We concluded there was a significant portion of young women consumers who were plus-size and unable to find and buy a broad enough selection of "cool" fashion forward clothes in comparison to their smaller sized friends. We launched Torrid in the first half of fiscal 2001, with the opening of six locations across the country and a website, torrid.com. Torrid's target customers are plus-size females ages 15 to 29, who are primarily influenced by fashion trends, and also by pop culture. We believe the Torrid assortment allows young customers wearing sizes 12 to 26 to match the style, excitement and selection available at other non-plus-size junior retailers.

HOT TOPIC BUSINESS STRATEGY

     Our goal for Hot Topic stores is to be a leading retailer of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women. Elements of Hot Topic's business strategy include:

     o    FOCUS ON UNIQUE MUSIC/POP CULTURE-ORIENTED MERCHANDISE

     We believe that fashions and products associated with popular music artists and pop culture trends have a significant influence on teenagers. We have developed a unique strategy focused exclusively on offering music/pop culture-licensed and music/pop culture-influenced merchandise in the mall environment. Accordingly, we believe we are well positioned to capitalize on the growing teenage population and demand for music/pop culture-influenced merchandise.

     o    OFFER "EVERYTHING ABOUT THE MUSIC" AND POP CULTURE

     Hot Topic stores are designed to serve as a headquarters for music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items. Hot Topic's slogan, "Everything About The Music" and its ability to relate and understand relevant pop culture trends are reflected in its broad assortment of products. We believe Hot Topic's selection of music/pop culture-licensed merchandise is the most extensive assortment available in a single mall store. Hot Topic complements its licensed merchandise with a unique and eclectic assortment of music/pop culture-influenced apparel and accessories, and frequently responds to changes in trends and demand by introducing new items and categories. We believe Hot Topic has a history of being the first to offer the latest music/pop culture fashions, which has made Hot Topic a destination store for teenagers.

     o    PROMOTE MUSIC-INSPIRED CULTURE

     Hot Topic is committed to addressing the music-inspired lifestyles of its customers by building a culture throughout the organization that reflects a passion for music. We diligently track alternative and rock music trends by regularly monitoring new music, music video releases and radio station air play, visiting nightclubs around the country, and attending concerts. We also actively solicit feedback from our associates and customers. We believe these activities allow us to react quickly to emerging trends, and provide a competitive advantage over retailers who do not devote the time and resources necessary to anticipate these trends.

     o    LISTEN TO THE CUSTOMER

     Hot Topic does not dictate fashion trends, but rather seeks to identify music artists, music and pop culture trends at their early stages and react accordingly to keep its in-store product assortment current with those trends. We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandise strategy. We regularly test new merchandise in select Hot Topic stores before chain-wide distribution. We also order a majority of our merchandise not more than 60 to 90 days before delivery, allowing us to respond quickly to emerging trends. We are also aggressive in taking prompt markdowns to maintain a fresh merchandise mix. By actively managing the mix of categories and products in Hot Topic stores, we believe we are able to capitalize on emerging trends and minimize our dependence on any one particular merchandise category. We believe this approach to managing Hot Topic's merchandise mix has contributed to strong merchandise margins and markdown rates that are lower than industry average.

     o    EMPHASIZE CUSTOMER SERVICE AND THE IN-STORE EXPERIENCE

     Hot Topic store associates are trained to provide a value-added, non-intrusive customer experience. Sales associates are encouraged to greet customers, provide information about new music/fashion trends and suggest merchandise that meets the customer's lifestyle and music preferences. Hot Topic provides its teenage customers the same level of respect and attention that is afforded to adult customers at other retail stores, while also providing friendly and informed customer service for parents. We believe that a high level of employee product knowledge and a commitment to music/fashion create credibility and differentiate Hot Topic from other teenage-focused retailers.

     We also seek to create an exciting and compelling shopping environment focusing on the lifestyles of our core customer. Hot Topic stores are designed with an industrial theme that incorporates dense merchandising and utilizes a professional sound system playing alternative music to create a fun, high-energy store that teens will consider "their place" to shop with friends. We believe this atmosphere enhances Hot Topic's image as a source for music/pop culture-inspired fashion while encouraging customers to shop in its stores for longer periods of time.

TORRID BUSINESS STRATEGY

     Our goal for Torrid stores is to become a leading specialty retailer of fashion forward plus-size young women's apparel and accessories. Elements of Torrid's business strategy include:

     o FOCUS ON CURRENT FASHION TRENDS IN APPAREL AND ACCESSORIES THAT ALLOW THE PLUS-SIZE CUSTOMER TO FEEL FEMININE, BEAUTIFUL, AND SEXY

     Our Torrid merchandising team focuses on providing a fashion forward merchandise assortment that reflects the influence of cutting edge fashion trends and pop culture. These influences provide the inspiration for hip, trendy apparel and accessories that our plus-size customer relates to. We believe that Torrid is the first mall concept to offer a complete store assortment of fashion forward apparel for plus-size young women.

     o    LISTEN TO THE CUSTOMER

     Torrid does not dictate fashion trends, but rather listens to customers and emphasizes current fashion direction, as well as pop culture influences, to identify and keep current with emerging trends. These trends dictate a fashion forward merchandise selection with strong customer appeal. Torrid, like Hot Topic, seeks direct feedback at the grass-roots level from Torrid store associates and customers. This feedback has a direct influence on future purchases of Torrid merchandise.

     o    EMPHASIZE CUSTOMER SERVICE AND THE IN-STORE EXPERIENCE

     We train Torrid store associates to provide one-on-one service to customers. Because we believe that the plus-size customer has been previously unable to find sufficient quantities and selections of fashionable apparel in line with current trends like her friends buy and wear, Torrid's customer service approach focuses on suggesting outfits and ensuring the correct fit.

     Through a focus on customer service and a trendy fashion merchandise offering, Torrid seeks to create a compelling shopping environment that the younger plus-size female customer is looking for. We believe that the warm reception, trendy fashion offerings, and helpful customer service by Torrid associates help to create a welcoming and exciting environment that will be attractive to, and preferred by, the Torrid customer.

STORE LOCATIONS

     As of January 29, 2005, we operated 592 Hot Topic stores throughout the United States and Puerto Rico and 76 Torrid stores in 25 states in both metropolitan and middle markets. Between January 30, 2005 and March 9, 2005, we opened an additional five Hot Topic stores and one Torrid store. The following chart shows, as of March 9, 2005, the number of Hot Topic and Torrid stores we operate in each state in which those stores are located:

HOT TOPIC, INC.
STORES BY STATE

                        --------------------------------------------------------------------------------------------------------
                                     HOT TOPIC STORES                            TORRID STORES                   TOTAL COMPANY
                        --------------------------------------------------------------------------------------------------------
                           OPEN AT       NEW HT        OPEN AT        OPEN AT     NEW TORRID       OPEN AT          OPEN AT
                          1/29/2005   FY05 TO DATE     3/9/2005      1/29/2005   FY05 TO DATE     3/9/2005         3/9/2005
Alabama                       6                           6                                                            6
Alaska                        3                           3                                                            3
Arizona                      14                           14             4                           4                18
Arkansas                      2                           2                                                            2
California                   66             2             68            29                           29               97
Colorado                     11                           11             1                           1                12
Connecticut                   7                           7                                                            7
Delaware                      2                           2                                                            2
Florida                      37                           37             2                           2                39
Georgia                      12                           12             1                           1                13
Hawaii                        4                           4                                                            4
Idaho                         3                           3                                                            3
Illinois                     17                           17             2                           2                19
Indiana                      12                           12             1                           1                13
Iowa                          9                           9                                                            9
Kansas                        5                           5                                                            5
Kentucky                      7                           7                                                            7
Louisiana                     8                           8                                                            8
Maine                         2                           2                                                            2
Maryland                     14                           14             2                           2                16
Massachusetts                15                           15             3                           3                18
Michigan                     23                           23             2                           2                25
Minnesota                    12                           12             1                           1                13
Mississippi                   2                           2                                                            2
Missouri                     13                           13             2                           2                15
Montana                       3                           3                                                            3
Nebraska                      4                           4              1                           1                 5
Nevada                        5                           5              2                           2                 7
New Hampshire                 4                           4              1                           1                 5
New Jersey                   16                           16             3             1             4                20
New Mexico                    7                           7              1                           1                 8
New York                     28                           28             5                           5                33
North Carolina               12             1             13                                                          13
North Dakota                  3                           3                                                            3
Ohio                         26                           26             1                           1                27
Oklahoma                      7                           7                                                            7
Oregon                        7                           7              2                           2                 9
Pennsylvania                 28             1             29             1                           1                30
Rhode Island                  1                           1                                                            1
South Carolina                6                           6                                                            6
South Dakota                  2                           2                                                            2
Tennessee                    15                           15             2                           2                17
Texas                        49                           49             5                           5                54
Utah                          8                           8                                                            8
Vermont                       2                           2                                                            2
Virginia                     14                           14                                                          14
Washington                   18                           18             1                           1                19
West Virginia                 4                           4                                                            4
Wisconsin                    11                           11             1                           1                12
Wyoming                       1                           1                                                            1
Puerto Rico                   5             1             6                                                            6

               TOTAL         592            5            597            76             1             77               674
--------------------------------------------------------------------------------------------------------------------------------


                                                                7.

EXPANSION STRATEGY

     The following table provides a history of our store expansion:

                                                  FISCAL YEAR
                               ------------------------------------------------
                                2000     2001    2002    2003    2004      2005
                                                                         THROUGH
                                                                          3-9-05
                               ------------------------------------------------
                                              (Number of stores)
Stores at beginning of year      212      274     352     445     554      668

Hot Topic stores opened           62       73      74      84      91        5
Hot Topic stores closed*                  (1)     (2)             (1)
Torrid stores opened                        6      21      25      24        1
                               ------------------------------------------------
Stores at end of year            274      352     445     554     668      674
                               ------------------------------------------------
Hot Topic and Torrid stores
expanded or relocated              5        7       8       4      10        1
                               ------------------------------------------------

     * Victorville, CA store closed in fiscal 2001 and re-opened in the first quarter of fiscal 2002, and is included in our current store count. Parklane, NV and Bayfair, CA store leases expired in the fourth quarter of fiscal 2002 and were not renewed. Cupertino, CA store lease expired in the first quarter of fiscal 2004 and was not renewed.

     Our expansion strategy is to open stores primarily in shopping malls and selected entertainment centers in both new and existing markets throughout the United States. We opened 91 new Hot Topic stores and 24 Torrid stores in fiscal 2004, and we also expanded or relocated ten existing stores. During fiscal 2005, we plan to open approximately 65 new Hot Topic stores and 45 new Torrid stores. Additionally, we plan to expand or relocate approximately 20 existing stores. We have identified regional malls nationwide and in Puerto Rico for potential new locations.

     We evaluate potential store locations based on a variety of criteria relevant to our merchandising strategy, including: the sales of the mall and anchor stores, sales of teenage-oriented and plus-size stores, age demographics in the trade area, median family income and other economic factors. We have a real estate committee that meets regularly to evaluate and select store locations. We generally seek potential store sites between 1,500 square feet and 2,000 square feet for Hot Topic stores, and between 2,200 square feet and 2,600 square feet for Torrid stores. Our Hot Topic stores currently average approximately 1,700 square feet and our Torrid stores currently average approximately 2,500 square feet.

STORE-LEVEL ECONOMICS

     During fiscal 2004, we achieved average Hot Topic store net sales of approximately $1,048,000 and average Hot Topic store net sales per square foot of approximately $602. We cannot guarantee that these results will continue or that future average store-level sales will not vary from historical results.

HOT TOPIC MERCHANDISING

     Our Hot Topic stores serve as a headquarters for music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items. Music/pop culture-licensed merchandise includes tee shirts, hats, posters, stickers, patches, postcards, books, novelty accessories, compact discs and albums. Music/pop culture-influenced merchandise includes woven and knit tops, skirts, pants, shorts, jackets, shoes, costume jewelry, body jewelry, sunglasses, cosmetics, leather accessories and gift items. Approximately half of Hot Topic's products are music/pop culture-licensed and the other half are music/pop culture-influenced products. A key strategy of our Hot Topic stores is to offer a diverse product assortment. We have more than 20 distinct merchandise categories or "departments." On average, over 120 different licensed band tee shirts are carried in each store, from current artists such as Green Day, AFI, Slipknot, Good Charlotte, ICP and Linkin Park to classic rock artists such as The Ramones, Nirvana, Bob Marley, The Rolling Stones, Metallica and Led Zeppelin. New items and categories are regularly tested to stay current with customer demand and new product trends.

     During fiscal 2004, 53% of Hot Topic's net sales were generated in apparel categories and 47% of Hot Topic's net sales were produced in non-apparel categories (including accessories, gifts, intimate apparel and shoes).

     Our Hot Topic merchandising staff consists of a General Merchandise Manager, Divisional Merchandise Managers, and a staff of buyers and assistant buyers who manage the various product categories. The merchandising staff reflects our culture in that its decisions and actions are influenced by music and pop culture. In determining which merchandise to buy, the staff spends considerable time viewing music videos, reviewing industry music sales, monitoring alternative radio station air play, consulting with sales associates (to draw from their different experiences and perspectives), reviewing customer requests, attending trade shows and reading music and fashion industry periodicals. In addition, the merchandising staff regularly visits nightclubs and attends concerts and other events that attract young people.

     Hot Topic has several lines of private label merchandise to complement and supplement current product offerings. We believe that Hot Topic brands play an important part in differentiating its stores from those of its competitors and provide us with higher margin opportunities as compared to other merchandise. We estimate that in fiscal 2004 our Hot Topic brands accounted for approximately 25% of our sales, the same percentage as in fiscal 2003. Our proprietary brands include Ugly Shirt, Morbid Metals (body jewelry), Morbid Threads (men's and women's apparel and hosiery) and MT:2 (men's and women's apparel). Some shoes are also sold under the Hot Topic label.

     In order to reduce fashion risk and maintain the ability to respond quickly to emerging trends, Hot Topic buys a majority of its merchandise not more than 60 to 90 days in advance of delivery. We also often begin with smaller test purchases prior to chain-wide distribution. We regularly monitor store sales by merchandise theme and classification, Stock Keeping Units (SKUs), color and size to determine types and amounts of products to purchase, to detect products and trends that are emerging or declining, and to manage the product mix in our stores by responding to the spending patterns of our customers. We also develop good relationships with our vendors because we understand their importance of facilitating a quick response.

TORRID MERCHANDISING

     Our Torrid stores serve a premier destination for current trends in fashion apparel and accessories for plus-size young women. We believe that the Torrid customer wants to wear the same types of merchandise as her smaller-sized peers. Torrid's merchandise includes novelty tee shirts, fashion tops, pants, shorts, skirts, dresses, jackets, swimwear, intimate apparel, shoes, hosiery, accessories, gifts, and beauty products. Torrid apparel is sized 12 to 26. A broad selection of merchandise comes from established branded vendors, including Dickies, Paris Blues, Z Cavaricchi, LEI, Fine and Hot Kiss and more fashion forward vendors, such as Tripp. Torrid works with these and other vendors to monitor and maintain its own plus-size apparel fit specifications for young women. We believe Torrid's selection of fashion items from these and similar vendors gives the Torrid customer an opportunity to buy the same or similar branded items that have been available to other young women of the same age who are not plus-size. We research current fashion trends and customer requests and then work with vendors to design and manufacture them for Torrid. The Torrid fit specialist team works with the manufacturers' design teams to help ensure that fit and quality standards are achieved and maintained.

     During fiscal 2004, approximately 75% of Torrid's net sales were generated in apparel categories and approximately 25% of Torrid's net sales were produced in non-apparel categories (including accessories, gifts, intimate apparel and shoes).

     Our Torrid merchandising staff consists of a General Merchandise Manager, a Divisional Merchandise Manager, a fit specialist team, and a staff of buyers and assistant buyers who manage all product categories. The Torrid merchandising staff's decisions and actions are influenced by customer and store associate feedback. The merchandising staff spends considerable time visiting trendy young fashion shopping areas and nightclubs, researching international fashion trends, and attending trade shows and other events that attract young people. We also believe that emerging fashion trends in the junior market and pop culture influence Torrid's merchandising direction. The range of pop culture and music artists that influence Torrid fashion is much broader than at Hot Topic, consistent with the broader target customer base of females ages 15 to 29.

     Approximately 40% of Torrid merchandise is purchased from established branded vendors. The remaining 60% is Torrid's private label merchandise that provides the customer with unique, fashion forward merchandise, often at more competitive prices than branded merchandise. Private label merchandise also often provides Torrid with higher margin opportunities as compared to other merchandise. In order to reduce fashion risk and maintain the ability to respond quickly to emerging trends, Torrid buys a majority of its merchandise not more than 120 days, and many times less than 75 days, in advance of delivery. We often begin with small purchases for testing.

PLANNING AND ALLOCATION OF MERCHANDISE

     Planning and allocation of our inventory is done at the store, merchandise classification and SKU levels, using integrated third-party software. Most merchandise is ordered in bulk and then allocated to each store based on store inventory plans and SKU performance using JDA's Advanced Allocation software. Buyers and inventory analysts determine SKU reorder quantities by using a proprietary automated software program which considers sales history, projected sales, planned inventories by store, store demographics, geographic preferences, store openings and planned markdown dates.

     Our headquarters and distribution facility located in the City of Industry, California is approximately 250,000 square feet. Vendors deliver all merchandise to this facility, where it is inspected, allocated, picked, prepared and boxed for shipment to our stores and internet customers. We ship merchandise to stores each weekday, providing our Hot Topic and Torrid stores with a steady flow of new and reordered merchandise. Minimal back stock is maintained in our distribution facility and at our stores, so that most of our merchandise is available for sale on the selling floors of our stores. No single vendor accounted for more than 7% of our merchandise purchases during fiscal 2004.

     We have entered into a lease (with a purchase option) for an additional distribution center facility in Tennessee, which we expect to be operational by the end of the second quarter of fiscal 2005. We believe this second distribution center will allow for us to accommodate our growth for many years. We also expect improved delivery times to many of our stores, especially east coast locations. The Tennessee distribution center will receive merchandise for and ship merchandise primarily to stores in the eastern half of the country.

HOT TOPIC AND TORRID STORE OPERATIONS

     Hot Topic and Torrid store operations are managed by separate teams of a Vice President of Store Operations, regional directors and district managers. On average, each district manager supervises approximately six to eight stores. A store manager and two or three assistant managers manage individual stores. In addition to managers and assistant managers, a typical store has approximately six to ten part-time sales associates, depending on the season. The store manager and district manager are responsible for the hiring and training of new associates. We have established training and operating procedures to assist field management in the supervision and training of all associates. We have also designed a store manager training program, which is used to train externally hired managers.

     We strive to create a store environment that customers will consider "their place" to shop with friends. We seek to hire sales associates who are like our customers - energetic people who are knowledgeable and passionate about music and pop culture-inspired fashion, as well as trendy fashion inspiration. We understand the importance of focusing on the preferences and opinions of our target customers. So store associates, who have the closest and most frequent contacts and interactions with our customers, from time to time accompany buyers on buying trips. Additionally, in return for feedback on fashion and other trends, we reimburse store associates for the cost of attending concerts. They are also encouraged to directly communicate customer feedback as well as their own merchandise and product ideas to the buyers and management. Our culture and our direct interaction with and respect for sales associates are significant factors in producing associate retention rates that we believe are higher than the industry average.

     The primary goal of the sales associate position is to provide superior, informed customer service in order to maximize sales and minimize inventory shrinkage. Store management receives daily store sales and category results so that performance can be measured against set goals. Postage-paid "report cards" are provided in all stores for customers to grade performance and make recommendations to us. We train associates to greet each customer, to inform the customer about new music and fashion trends and to suggest merchandise that matches the customer's lifestyle, music and fashion preferences and/or trends. We believe that our associates' high level of product knowledge and customer service differentiates us from other specialty retailers.

     District managers, along with all members of the store teams, have a base pay rate and may qualify to receive certain bonus payouts. District managers may also qualify to receive stock option grants. All of our employees who meet certain eligibility criteria are eligible to participate in our Employee Stock Purchase Plan. We believe that our continued success is dependent in part on our ability to attract, retain and motivate qualified associates. In particular, the success of our growth will be dependent on our ability to promote and/or recruit talented district and store managers. In order to ensure new stores have a capable pool of candidates, we have assigned dedicated field recruiters to work with each region's management team.

MARKETING, PROMOTION AND INTERNET

     We generally open stores in high traffic malls in areas of high teenage and young adult population, and we rely on existing customers, associates, store design and exciting music to attract new customers to our stores. To further promote Hot Topic stores, we sponsor various music events and conduct periodic contests. For example, since 2000, we have co-sponsored a major summer rock tour, Ozzfest (headlined by Ozzy Osbourne). As an Ozzfest sponsor, our name has been associated with promotional activities at each venue. Torrid enhances its image through visual advertising and promotion, with an emphasis on lifestyle photography illustrating a young plus-size woman in various lifestyle activities and fashions representative of the feminine, beautiful and/or sexy essence of the brand. In the fourth quarter of fiscal 2004, Torrid began testing in a small number of stores a customer loyalty program called Divastyle. In addition to our broad selection of merchandise for sale, including some Internet-only items, our websites offer merchandise, tour dates, contests, job postings, store locations and community features such as band reviews and advice columns. Our net sales from Internet operations rose by 25% in fiscal 2004 compared to fiscal 2003 and contributed approximately 2.8% of total sales in fiscal 2004.

     In fiscal 2004, we established the Hot Topic Foundation. The Foundation's objective is to support programs and organizations that specifically focus on encouraging and educating youth in music, creative writing, painting, photography, and filmmaking. The Foundation has been funded through donations from our employees, our company, and our customers. As of January 29, 2005, $339,000 has been raised for the benefit of the Foundation. We are pleased with the meaningful contributions the Foundation has made to school music programs and other initiatives, and we believe these activities have a positive influence on young people.

INFORMATION TECHNOLOGY

     Our information systems provide integration of store, merchandising, distribution, financial, and human resources. Software licensed from GERS Retail Systems is used for SKU and classification inventory tracking, purchase order management, open-to-buy, merchandise distribution, automated ticket making, and sales audit. Our financial systems are licensed from Lawson Software and are used for general ledger, accounts payable, and asset management as integrated financials. Sales are updated daily in the merchandising reporting systems by polling sales information from each store's point-of-sale, or POS, terminals. Our POS system consists of registers providing price look-up, time and attendance, e-mail and credit card/check/gift card authorization. Through automated nightly two-way electronic communication with each store, sales information and payroll hours are uploaded to the host system. The host system downloads price changes, performs system maintenance and provides software updates to the stores. We evaluate information obtained through nightly polling to implement merchandising decisions, including product purchasing/reorders, markdowns and allocation of merchandise on a daily basis. In June 2004, we implemented our new warehouse management system in our California distribution center, which is licensed from Manhattan Associates.

     Our Wide Area Network ("WAN") is used to connect all locations with real-time e-mail and several Intranet applications. In addition, this technology has improved operating efficiency in such areas as credit card and gift card authorization, store-to-store transfer, product lookup, product location and several other applications to eliminate paper distribution and paperwork.

     In 2005, we plan to open a new distribution center in Tennessee and implement a new Internet order management software system and a customer loyalty software system. We believe our enhancements to existing systems and additions of new systems will help support our growth.

TRADEMARKS

     We have registered on the Principal Register of the United States Patent and Trademark Office our retail store service marks Hot Topic(R) and Torrid(R) in various forms. We have also registered various other trademarks for merchandise such as Morbid Make-Up(R), Morbid Scents(R), Morbid Metals(R), Morbid Threads(R), Tragedy(R), Misery(R), and MT:2(R); and general marks such as our slogan "Everything About the Music". Each federal registration is renewable indefinitely if the mark is in use at the time of the renewal. We have several trademark applications on file with the USPTO, for which we hope to obtain registration in the future. In addition, we have common law trademark rights to certain trademarks, service marks and trade names used in our business from time to time. We are not aware of our use of any of our marks raising any claims of infringement or other challenges to our right to use our marks in the United States. We also have additional registrations and pending applications in foreign jurisdictions. All other trademarks, trade names and service marks referenced in this report and in our stores are the property of their respective owners.

HOT TOPIC COMPETITION

     We compete with other retailers for vendors, customers, suitable retail locations and qualified associates. Hot Topic currently competes with street alternative and vintage clothing stores located primarily in metropolitan areas and with other mall-based teenage-focused retailers such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Anchor Blue (Millers Outpost), Charlotte Russe Inc., Claire's Stores, Inc., Forever 21, Old Navy (a division of Gap Inc.), Pacific Sunwear of California, Inc., Spencer Gifts, Inc., The Buckle, Wet Seal, Inc., and Urban Outfitters, Inc.; and, to a lesser extent, with music stores. Some of our competitors are larger and have substantially greater financial, marketing and other resources than us. The principal factors of competition are merchandise selection, connection to the music industry, customer service, store location and price.

TORRID COMPETITION

     Based on direct customer research we have conducted, we believe that plus-size female teens and young women have historically shopped for apparel at department stores, discount stores such as Target and specialty stores such as Lane Bryant. Though a source of competition, we believe such stores generally target more mature customers, which is also reflected in their store environments. We are not aware of other exclusively mall-based chains that are specifically targeting younger plus-size fashion forward customers. Torrid competes with traditional department stores, local specialty stores and junior teen retailers that offer a combination of junior and plus-sizes, such as Deb Shops. Torrid also competes with traditional plus-size catalogs and web sites, as well as Delia's Corp. and Alloy, Inc. which carry both junior and junior plus-sizes. Many companies compete for the junior customers and additional competitors may enter into the plus-size female market.

EMPLOYEES

     We employed approximately 2,030 full-time and 5,940 part-time employees, which we refer to as associates, as of March 9, 2005. Of our 7,970 associates, approximately 600 were headquarters and distribution center personnel and the remainder were field management and store associates. The number of part-time associates changes with seasonal needs. None of our associates are covered by collective bargaining agreements. We believe that our relationships with our associates are good.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

     Our executive officers and key employees and their ages at March 9, 2005 are as follows:

          NAME            AGE                   POSITION
-----------------------  -----   ------------------------------------------------------
Elizabeth McLaughlin       44    Chief Executive Officer and Director
Gerald Cook                52    President, Hot Topic
Patricia Van Cleave        57    President, Torrid
James McGinty              42    Chief Financial Officer
Tom Beauchamp              52    Senior Vice President and Chief Information Officer
Christopher Kearns         38    Senior Vice President, General Counsel and Secretary
Cindy Boden                50    Vice President, Torrid Store Operations
Christopher Daniel         47    Vice President, Torrid General Merchandise Manager
Ed Gusman                  46    Vice President, Hot Topic Store Operations
Tricia Higgins             37    Vice President, Distribution
Darrell Kinsley            42    Vice President, Store Design and Visual Merchandising
Alain Krakirian            39    Vice President, Hot Topic Planning and Allocation
Cindy Levitt               44    Vice President, Hot Topic General Merchandise Manager
Sue McPherson-Spissu       37    Vice President, Logistics
John Neppl                 48    Vice President, Real Estate and Construction
George Wehlitz, Jr.        44    Vice President, Finance

     ELIZABETH MCLAUGHLIN has served as Chief Executive Officer and on the Board of Directors since 2000. From 1996 through 2000, Ms. McLaughlin served as Senior Vice President and General Merchandise Manager. From 1993 through 1996, Ms. McLaughlin was our Vice President, Operations. Prior to joining us, Ms. McLaughlin held various positions with Millers Outpost and The Broadway. Ms. McLaughlin holds a B.A. degree in Economics from the University of California at Irvine. Ms. McLaughlin is a Director of Noodles & Company, a privately held quick casual restaurant concept. She is also a member of the Board of Visitors for the Anderson School at UCLA.

     GERALD COOK has been President, Hot Topic since September 2003. From February 2001 to September 2003, he was Chief Operating Officer. From February 1999 until joining us, he was the President and Chief Operating Officer of Travel 2000, Inc. Subsequent to his departing Travel 2000, Inc., that company filed for chapter 11 bankruptcy in March 2001. From 1995 to April 1998, Mr. Cook was Senior Vice President, Operations for The Bombay Company, Inc. and from 1989 to 1995, Mr. Cook was the Vice President, Stores and the Vice President, General Merchandising Manager of Woman's World Stores. Prior to 1989, he held management positions with Barnes & Noble/B Dalton, The Gap Stores and the Limited, Inc. Mr. Cook holds a B.S. degree in Business Administration from the University of Minnesota.

     PATRICIA VAN CLEAVE has been President, Torrid since September 2003. From September 2002 to September 2003, she was Chief Merchandising Officer. From July 1998 to June 2001, she was the President and CEO of Sundance Catalog Company. From May 1995 until joining Sundance, she was the President of Cherokee. Prior to joining Cherokee, she was Executive Vice President of Merchandising for apparel, fashion accessories and intimate apparel for The Broadway. She came to The Broadway from The Bon Marche, a Seattle-based division of Federated Department Stores where she was Senior Vice President, General Merchandise Manager of Apparel. Prior to that she held management positions for The Broadway Southwest, John Wanamaker, The May Company and Daytons. Ms. Van Cleave holds a B.S. degree in Business and Textiles from the University of Minnesota.

     JAMES MCGINTY has served as Chief Financial Officer since February 2001. Mr. McGinty joined us in August 2000 as Vice President, Finance and was promoted to Chief Financial Officer in February 2001. From July 1996 to July 2000, Mr. McGinty was Vice President-Controller at Victoria's Secret Stores, the leading brand and largest specialty retailer division of the Limited, Inc. From 1984 to 1996, he held various financial and accounting positions within the Structure and Express divisions of the Limited, Inc. Mr. McGinty holds a B.S. degree in Accounting from Miami University in Oxford, Ohio.

     TOM BEAUCHAMP has been Senior Vice President and Chief Information Officer since June 2004. Mr Beauchamp has over 30 years of Information technology experience. From October 2001 until joining us, he was Chief Information Officer for CMI Marketing, a provider of loyalty marketing programs. From January 2000 until June of 2001, Mr. Beauchamp was Chief Information Officer of Columbia House. From June 1999 through January 2001, he was Senior Vice President, Chief Information Officer for Oxford Health Plans. From March 1996 through June 1999, he was Senior Vice President, Chief Information Officer for Woolworth Corporation. Prior to 1996, Mr. Beauchamp held management positions with Montgomery Ward, Limited, Inc., Millers Outpost, and The Broadway.

     CHRISTOPHER KEARNS has served as Senior Vice President, General Counsel and Secretary since April 2004. Prior to that, Mr. Kearns spent a decade as an attorney in private practice, most recently as a Partner with the law firm Cooley Godward LLP, which he joined in 1996. Mr. Kearns holds a B.A. degree in History and a specialization in Business Administration from UCLA, and a J.D. with honors from the University of California, Hastings College of the Law.

     CINDY BODEN has been Vice President, Torrid Store Operations since October 2003. Prior to that, Ms. Boden held Regional Director positions with Hot Topic both in the Northeast and the Midwest regions, beginning in 2000. From 1993 to 1997, Ms. Boden was a Regional Manager for County Seat stores. From 1990 to 1992, she held the position of Regional Manager for Millers Outpost stores. Prior to Millers Outpost, she was a District Manager for Brookstone for five years. Ms. Boden holds a B.S. degree in Textiles and Clothing with a minor in Business Administration from the University of Minnesota at Mankato.

     CHRISTOPHER DANIEL has served as Vice President, General Merchandise Manager for Torrid since October 2004. From September 1996 until September 2004, he was the Vice President of Design and Product Development for Mervyn's, a division of Target Corporation. Prior to that, Mr. Daniel held management positions in merchandising and product development with Structure, a division of Limited, Inc., Charming Shoppes, a national women's specialty retailer, and

Dayton-Hudson, the department store division of Target Corporation. Prior to that, he held merchandising positions with Bullock's, a Los Angeles based division of Federated Stores and Miller and Rhoads, a division of Allied stores based in Richmond, Virginia. Mr. Daniel holds a B.A. degree in English literature from the University of Richmond in Richmond, Virginia.

     ED GUSMAN has served as Vice President, Hot Topic Store Operations since January 2005. From January 2004 to January 2005, Mr. Gusman was the Senior Regional Director for the Eastern United States. From March 2001 to December 2003, Mr. Gusman was the Regional Director for the Southeast. From September 1999 to February 2001, he was the district manager for Urban Outfitters for the Mid Atlantic, Southeast. From May 1994 to August 1999, Mr. Gusman was a regional director for Zany Brainy, heading up their expansion on the West Coast. From 1990 to 1994, he was regional director for Brentano's, Waldenbooks Super Store. Prior to that, he held various management positions with Waldenbooks.

     TRICIA HIGGINS has been Vice President, Distribution since October 2004 and is responsible for the Distribution Center in the City of Industry. From February 2004 to October 2004, she was Vice President, Internet. Before her promotion to Vice President, Internet, she held the position of Director, Internet, beginning in June 2002. Prior to joining us, she was Director, Contact Center Operations for Cooking.com. From 1997 to August 2000, Ms. Higgins was Director, Retail Operations for the Williams-Sonoma, Pottery Barn and Hold Everything divisions of Williams-Sonoma, Inc. From 1994 to July 1997, she held various positions with The Disney Stores, Inc. in Retail Operations and New Business Development. Ms. Higgins holds a B.A. degree in Psychology from Indiana University.

     DARRELL KINSLEY was promoted to Vice President, Store Design and Visual Merchandising, in January 2005. From February 2000 through December 2004, Mr. Kinsley was Vice President, Hot Topic Store Operations. From June 1998 through February 2000, Mr. Kinsley was Regional Director for the western United States. From February 1997 through June 1998, he was Regional Director for the eastern United States. Mr. Kinsley joined us in February 1995 as the District Manager for the eastern United States and was responsible for the expansion into the East Coast. Mr. Kinsley holds a business management leadership certificate from the Anderson School of Business at the University of California, Los Angeles.

     ALAIN KRAKIRIAN has been Vice President, Hot Topic Planning and Allocation since February 2000. From July 1997 through February 2000, Mr. Krakirian was Director of Planning and Allocation. Mr. Krakirian was a Planning Manager at Disney Stores from December 1996 to July 1997 and the Director of Merchandise Planning and Allocation at Kids Mart from February 1996 to December 1996. From September 1991 to January 1996, Mr. Krakirian held various merchandise control and planning positions at Clothestime Stores, including Director of Merchandise Control and Information Office from October 1994 to January 1996. Mr. Krakirian holds a B.S. degree in Finance from the University of LaVerne and an M.B.A. degree from Pepperdine University.

     CINDY LEVITT has been Vice President, Hot Topic General Merchandise Manager since February 2000. From June 1996 to February 2000, she served as Divisional Merchandise Manager, Apparel and Music. Ms. Levitt has held senior buying positions since 1989. Prior to her career at Hot Topic, Ms. Levitt held buying positions at The May Company. Ms. Levitt holds a degree in Fashion Merchandising from Orange Coast College.

     SUE MCPHERSON-SPISSU has been Vice President, Logistics since October 2004. From October 2001 to October 2004, she was Vice President, Distribution Center and E-Commerce. Ms. McPherson-Spissu was Vice-President, Distribution Center from February 2001 to October 2001 and was Divisional Vice President of Distribution Center from February 2000 to February 2001. From March 1995 to February 2000, she was Director of the Distribution Center. Ms. McPherson-Spissu joined us in 1989 as a store associate in our first store while attending the University of Southern California. Ms. McPherson-Spissu holds a B.S. degree in Business from the University of Southern California.

     JOHN NEPPL joined us in October 2001 as Vice President, Real Estate and Construction. From January 1995 to September 2001, Mr. Neppl served as Vice-President of Real Estate and Construction for Eastern Mountain Sports, Inc., a specialty retailer based in New Hampshire. Mr. Neppl served as Director of Real Estate at Miller's Outpost/Anchor Blue from October 1987 to December 1994. Mr. Neppl held various financial positions with Mervyn's department stores, a division of Target Corporation, from October 1978 to September 1987. Mr. Neppl received a B.S. degree in Accounting from Villanova University.

     GEORGE WEHLITZ, JR. has been Vice President, Finance since August 2003. He joined us in February 2002 as Vice President, Controller. From August 2000 to February 2002, Mr. Wehlitz was Chief Financial Officer at The Popcorn Factory, Inc., a catalog company for gourmet popcorn gifts. From 1987 to 2000 Mr. Wehlitz held various financial-related positions, at the divisional and corporate level, for The Bombay Company, Inc. Mr. Wehlitz holds a B.A. degree in Accounting from Texas Christian University and is a Certified Public Accountant.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

     To our present knowledge, compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon our operations.

INTERNET WEBSITE

     We make available free of charge through our investor relations website at www.corporatewindow.com/fl/hott/frame.html our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available our Standards of Business Ethics at www.corporatewindow.com/fl/hott/frame.html.

                 CERTAIN RISKS RELATED TO THE COMPANY'S BUSINESS

     Before deciding to invest in Hot Topic, Inc. or to maintain or increase an investment in Hot Topic, Inc., readers should carefully consider the risks described below, in addition to the other information contained in this Annual Report on Form 10-K and in other filings with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The risks described below are not the only risks we face. Additional risks that are not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks actually occur, our business, financial condition and results of operations could be seriously harmed, and our stock price could decline.

     OUR AGGRESSIVE GROWTH STRATEGY ANTICIPATES A SIGNIFICANT NUMBER OF NEW STORE OPENINGS, WHICH COULD CREATE CHALLENGES WE MAY NOT BE ABLE TO ADEQUATELY MEET.

     Our net sales have grown significantly during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, the introduction of new products. Of our 668 stores opened as of January 29, 2005, 115 had been open for less than one full year. We intend to continue to pursue an aggressive growth strategy for the foreseeable future, and our future operating results will depend largely upon our ability to open and operate stores successfully and to profitably manage a larger business. We currently anticipate opening approximately 110 stores, consisting of 65 Hot Topic and 45 Torrid stores, during fiscal 2005, which will result in a significant increase in the number of stores we operate. Five of these Hot Topic stores and one of these Torrid stores were opened as of March 9, 2005. Operation of a greater number of new stores and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by us in our existing stores and markets. In addition, as the number of stores increases, we may face risks associated with market saturation of our products and concepts. There can be no assurance that our expansion will not adversely affect the individual financial performance of our existing stores or our overall results of operations, or that new stores will achieve sales and profitability levels consistent with existing stores. Further, there can be no assurance that we will successfully achieve our expansion targets or, if achieved, that planned expansion will result in profitable operations.

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

     We have entered into a lease (with a purchase option) for an additional distribution center facility located in Tennessee, which we expect to be operational in the second quarter of fiscal 2005, and we face challenges and risks associated with establishing operations in this facility. In particular, there are staffing and logistical concerns, as well as financial risks and other risks associated with opening a significant facility in a site approximately 2,000 miles from our headquarters and current distribution center.

     We also need to continually evaluate the adequacy of our management information and distribution systems. Implementing new systems and changes made to existing systems could present challenges we do not anticipate and could impact our business (for example, we experienced some delay in product distribution during our second quarter of fiscal 2004 upon implementing our new warehouse management system). We cannot anticipate all of the changing demands that our expanding operations will impose on our business, systems and procedures, and our failure to adapt to such changing demands could have a material adverse effect on our results of operations and financial condition. Our failure to timely implement initiatives necessary to support our expanding operations could also materially impact our business.

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

     Any restrictions on our ability to expand to new store sites or to offer a broad assortment of merchandise could have a material adverse effect on our business, results of operations and financial condition. If our relations with mall operators or developers become strained, or we otherwise encounter difficulties in leasing store sites, we may not grow as planned and may not reach certain revenue levels and other operating targets. Risks associated with these relationships are more acute given recent consolidation in that industry, and we have seen certain increases in expenses as a result of such consolidation that could continue.

     OUR COMPARABLE STORE SALES ARE SUBJECT TO FLUCTUATION RESULTING FROM FACTORS WITHIN AND OUTSIDE OUR CONTROL, AND LOWER THAN EXPECTED COMPARABLE STORE SALES COULD IMPACT OUR BUSINESS AND OUR STOCK PRICE.

     A variety of factors affects our comparable store sales including, among others, the timing of new music releases and music/pop culture-related products; music and fashion trends; the general retail sales environment and the effect of the overall economic environment; our ability to efficiently source and distribute products; changes in our merchandise mix; and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that such fluctuations will continue. The following table shows our comparable store sales results for recent periods:

          Fiscal Year          2004      2003      2002      2001
          ----------------------------------------------------------
                              (2.9)%     7.4%      5.0%      3.9%

                              FY 2004         FY 2003
          -----------------------------------------------
          1st Quarter             4.0%            2.6%
          2nd Quarter           (2.1)%            5.2%
          3rd Quarter           (4.2)%           10.8%
          4th Quarter           (6.0)%            8.5%

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

     Our financial performance is largely dependent upon the continued popularity of alternative and rock music, the Internet and digital music, music videos, and MTV and other music television networks among teenagers and college age adults; the emergence of new artists and the success of music releases and music/pop culture-related products; the continuance of a significant level of teenage spending on music/pop culture-licensed and music/pop culture-influenced products; and our ability to anticipate and keep pace with the music, fashion and merchandise preferences of our customers. The popularity of particular types of music, artists, styles, trends and brands is subject to change. Our failure to anticipate, identify and react appropriately to changing trends could lead to, among other things, excess inventories and higher markdowns, which could have a material adverse effect on our results of operations and financial condition, and on our image with customers. There can be no assurance that our new products will be met with the same level of acceptance as in the past or that the failure of any new products will not have an adverse material effect on our business, results of operations and financial condition.

     ECONOMIC CONDITIONS COULD CHANGE IN WAYS THAT REDUCE OUR SALES OR INCREASE OUR EXPENSES.

     Certain economic conditions affect the level of consumer spending on merchandise we offer, including, among others, employment levels; salary and wage levels; interest rates; taxation; and consumer confidence in future economic conditions. We are also dependent upon the continued popularity of malls as a shopping destination, the ability of mall anchor tenants and other attractions to generate customer traffic, and the development of new malls. A slowdown in the United States economy or an uncertain economic outlook could lower consumer spending levels and cause a decrease in mall traffic or new mall development, each of which would adversely affect our growth, sales results and financial performance.

     CHANGES IN LAWS, INCLUDING EMPLOYMENT LAWS AND LAWS RELATED TO OUR MERCHANDISE, COULD MAKE CONDUCTING OUR BUSINESS MORE EXPENSIVE OR CHANGE THE WAY WE DO BUSINESS.

     In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of our business more expensive or require us to change the way we do business. For example, changes in federal and state minimum wage laws could raise the wage requirements for certain of our associates, which would likely cause us to reexamine our entire wage structure for stores. Other laws related to employee benefits and treatment of employees could also negatively impact us such as by increasing benefits costs such as medical expenses. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws.

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

     Our financial performance depends on our ability to purchase desired merchandise in sufficient quantities at competitive prices. Although we may have many sources of merchandise, substantially all of our music/pop culture-licensed products are available only from vendors that have exclusive license rights. In addition, certain of our products are supplied by small, specialized vendors, some of which create unique products primarily for us. Our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have restricted the distribution of their merchandise in the past. We generally have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms in the future. Any inability to acquire suitable merchandise, or the loss of one or more key vendors, may have a material adverse effect on our business, results of operations and financial condition.

     TECHNOLOGY AND OTHER RISKS ASSOCIATED WITH OUR INTERNET SALES COULD HINDER OUR OVERALL FINANCIAL PERFORMANCE.

     We sell merchandise over the Internet through the websites hottopic.com and torrid.com. Our Internet operations are subject to numerous risks and pose risks to our overall business, including, among other things: hiring; retention and training of personnel to conduct the Internet operations; diversion of sales from our stores; rapid technological change and the need to invest in additional computer hardware and software to support sales, customer service and order fulfillment; liability for online content; failure of computer hardware and software, including computer viruses, telecommunication failures, online security breaches and similar disruptions; governmental regulation; and credit card fraud. There can be no assurance that our Internet operations will achieve sales and profitability levels that justify our investment in them.

     WE HAVE MADE AND PLAN TO CONTINUE TO MAKE SIGNIFICANT CHANGES TO INFORMATION SYSTEMS AND SOFTWARE USED IN OPERATION OF OUR BUSINESS, AND WE MAY NOT BE ABLE TO EFFECTIVELY ADOPT CHANGES IN A WAY TO PREVENT FAILURES IN OUR OPERATIONS OR NEGATIVE IMPACT ON OUR FINANCIAL PERFORMANCE AND REPORTING.

     Over the past several years, we have made improvements to existing hardware and software systems, as well as implemented new systems. For example, we have invested approximately $6 million to enhance the functionality of our current GERS Retail Systems software and to implement new financial system software from Lawson. In addition, we are investing approximately $10 million in the implementation of a new warehouse management software system, a new Internet order management software system, and a new customer loyalty software system. We expect to significantly increase our reliance on these systems in fiscal 2005. If these information systems and software do not work effectively, we may experience delays or failures in our operations. These delays or failures could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. For example, in the second quarter of 2004, we experienced some delay in product distribution upon implementation of our new warehouse management system. To manage growth of our operations and personnel, we may need to continue to improve our operational and financial systems, transaction processing, and procedures and controls, and in doing so, we could incur substantial additional expenses.

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

     We rely upon United Parcel Service for our product shipments, including shipments to and from a significant number of our stores. Our reliance on this source for shipments is subject to risks, including employee strikes and inclement weather, associated with United Parcel Service's ability to provide delivery services that adequately meet our shipping needs. We are also dependent upon temporary associates to adequately staff our distribution facility, particularly during busy periods such as the Holiday season and while multiple stores are opening. There can be no assurance that we will continue to receive adequate assistance from our temporary associates, or that there will continue to be sufficient sources of temporary associates. Additionally, certain products are imported and subject to delivery delays based on availability and ports capacity.

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

     The retail apparel and accessory industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified associates and management personnel. Hot Topic currently competes with street alternative stores located primarily in metropolitan areas; with other mall-based teenage-focused retailers such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Anchor Blue, Charlotte Russe Inc., Claire's Stores, Inc., Forever 21, Pacific Sunwear of California, Inc., Spencer Gifts, Inc., H&M, The Buckle, Wet Seal, Inc., and Urban Outfitters, Inc.; and, to a lesser extent, with music stores and mail order catalogs and websites. Torrid has additional competitors, such as Alloy, Inc., Deb Shops, Delia's Corp., Old Navy (a division of Gap Inc.), Lane Bryant, and plus-size departments in department stores and discount stores as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid's products. Some of our competitors are larger and may have greater financial, marketing and other resources. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices. Increased competition could have a material adverse effect on our business, results of operations and financial condition.

     WAR, TERRORISM AND OTHER CATASTROPHES COULD NEGATIVELY IMPACT OUR CUSTOMERS, PLACES WHERE WE DO BUSINESS, AND OUR EXPENSES, ALL OF WHICH COULD HURT OUR BUSINESS.

     The effects of war or acts of terrorism could have a material adverse effect on our business, operating results and financial condition. The terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce and intensified the uncertainty of the U.S. economy, a condition which has persisted due to recent military actions. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions and create further uncertainties. To the extent that such disruptions or uncertainties negatively impact shopping patterns and/or mall traffic, or adversely affect consumer confidence or the economy in general, our business, operating results and financial condition could be materially and adversely affected.

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

     WE INCUR COSTS ASSOCIATED WITH REGULATORY COMPLIANCE, AND THIS COST COULD BE SIGNIFICANT.

     All companies are subject to laws and regulations, some of which require certain actions to be taken (or not taken) and costs to be incurred relating to business processes and risk management. There are additional requirements for public companies, including the provisions of the Sarbanes-Oxley Act of 2002. With regard to the Sarbanes-Oxley Act, we have and will continue to incur significant expense as we continue to address the implications of applicable rules and our operations relative thereto, and as we work to respond to and comply with applicable requirements. Among other things, we have incurred and will incur additional expenses as we implement Section 404 of the Sarbanes-Oxley Act. Section 404 requires management to report on, and our independent auditors to attest to, our internal controls. Compliance with these rules could also result in continued diversion of management's time and attention, which could be disruptive to normal business operations.

     If we do not satisfactorily or timely comply with these requirements, possible consequences could include sanction or investigation by regulatory authorities such as the Securities and Exchange Commission or the Nasdaq National Market, incomplete or late filing of our annual report on Form 10-K, or civil or criminal liability. Our stock price and business could also be adversely affected.

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

     RECENT ACCOUNTING REGULATION CHANGES WILL REQUIRE THE EXPENSING OF STOCK OPTIONS.

     Recently effective accounting regulation changes require that all publicly traded companies begin recording compensation expense related to all unvested and newly granted stock options prospectively for interim or annual periods beginning after June 15, 2005. Currently, we include such expenses on a pro forma basis in the notes to our quarterly and annual financial statements in accordance with accounting principles generally accepted in the United States of America and do not include compensation expense related to stock options in our reported earnings in the financial statements. When we begin expensing stock options as provided above, our reported earnings will be negatively impacted and our stock price could decline.

ITEM 2.   PROPERTIES

     We lease all of our existing store locations, with lease terms expiring between 2005 and 2015. At January 29, 2005, we had a total of 1,214,424 leased store square feet (Hot Topic and Torrid stores) with an average store size of 1,810 square feet (Hot Topic and Torrid stores). The leases for most of the existing stores are for approximately ten-year terms and provide for contingent rent based upon a percent of sales in excess of specified minimums. Leases for future stores will likely include similar contingent rent provisions.

     We lease our headquarters and distribution center facility, located in City of Industry, California, which is approximately 250,000 square feet. Our lease expires April 2014, and the annual base rent is approximately $1,110,000. We have entered into a lease (with a purchase option) for an additional distribution center facility in Tennessee, which is approximately 300,000 square feet, which we expect to be operational by the end of the second quarter of fiscal 2005.

ITEM 3.   LEGAL PROCEEDINGS

     On June 23, 2004, a non-profit corporation named Center for Environmental Health filed a lawsuit in Federal district court in Alameda, California against over two dozen retailers, large and small, including Hot Topic, Inc. Other defendants include teen retailers like Claire's and Wet Seal, department stores like Sears, Nordstrom, Macy's and J.C. Penney, and large retailers like Wal-Mart and Target. Certain of the defendants, but not Hot Topic, were also named defendants in a substantially similar lawsuit filed by the State of California. The complaint in each case alleges, in general, that the defendant retailers have violated certain California statutes by not providing sufficient warning about an alleged potential for lead exposure relating to costume jewelry sold in stores. The complaints do not contain allegations of personal injury. In August 2004, we were served another complaint, filed in the Circuit Court of Shelby County, Tennessee, claiming we are liable due to alleged lead content in our costume jewelry we allegedly target to children. This complaint is an alleged class action, again excluding any personal injury claim, with counts of negligence and breach of implied warranty. Similar claims had been made, prior to service upon us, against other retailers in the same jurisdiction by plaintiffs represented by the same law firm. Currently, a motion to dismiss is under consideration by the court in a separate case against another retailer, and the Tennessee case against us has been delayed pending the court's ruling on that motion. We expect to file a similar motion to dismiss for our case. The plaintiffs in the above California cases seek unspecified fines and penalties, attorneys' fees and costs, and injunctive and other equitable relief; and the plaintiff in the Tennessee case seeks unspecified money damages, punitive damages, attorneys' fees and injunctive relief on behalf of the alleged class. We continue to evaluate appropriate action in each of these cases with our counsel. In each case, we believe we have meritorious defenses to the plaintiff's claims and intend to defend against such claims; though it is impossible to predict the outcome of the proceeding, and it is possible the plaintiff will be awarded requested remedies or that we may determine it appropriate to settle the lawsuit which could require us to take or not take certain actions.

     On September 17, 2004, a former Torrid employee filed a lawsuit against us in Superior Court of Los Angeles County, on behalf of a purported class. The lawsuit asserts claims for failure to provide adequate meal or rest breaks, improper payment of overtime wages, failure to timely pay wages at end of employment and unfair business practices. The lawsuit seeks compensatory damages, statutory penalties, punitive damages, attorneys' fees and injunctive relief. On October 21, 2004, we filed an answer denying the material allegations of the complaint, and we intend to vigorously defend ourselves against the various claims. Discovery has begun in connection with this matter but at the present time we are unable to predict the outcome of this matter.

     On November 18, 2004, a former Torrid employee filed a lawsuit against us in Superior Court of Los Angeles County, on behalf of a purported class. The lawsuit asserts claims for, among other things, failure to pay overtime wages and unfair business practices. The lawsuit seeks compensatory damages, statutory penalties, restitution, interest and other costs, and attorneys' fees. We intend to vigorously defend ourselves against the various claims, though at the present time we are unable to predict the outcome of this matter.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our Common Stock is traded on the Nasdaq National Market under the symbol "HOTT." The following table shows, for the periods indicated, the high and low end-of-day closing sales prices of our shares of Common Stock, as reported on the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

             2004 FISCAL YEAR QUARTERS            HIGH        LOW
             ------------------------------------------------------
             First Quarter                       $30.79     $21.78

             Second Quarter                      $22.91     $14.87

             Third Quarter                       $20.56     $14.49

             Fourth Quarter                      $20.95     $15.46


             2003 FISCAL YEAR QUARTERS            HIGH        LOW
             ------------------------------------------------------
             First Quarter                       $16.35     $14.01

             Second Quarter                      $19.67     $15.69

             Third Quarter                       $29.25     $18.33

             Fourth Quarter                      $31.85     $26.60

     On August 12, 2003, we announced that our Board of Directors approved a three-for-two stock split (in the form of a dividend) of our common stock. On the effective date of September 2, 2003, shareholders received a dividend of one additional share for every two shares they owned at the close of business on the record date of August 21, 2003. The prices listed in the above table have been adjusted for the split.

     On March 9, 2005, the last sales price of our common stock as reported on the Nasdaq National Market was $23.05 per share. As of March 9, 2005, there were approximately 208 holders of record of our common stock. This number does not reflect the actual number of beneficial holders of our common stock, which we believe to be in excess of 25,000 holders.

     On March 19, 2004, we announced that our Board of Directors approved the repurchase of up to an aggregate of 2,000,000 shares of our common stock during the period ending January 29, 2005. As of July 31, 2004 we had completed the repurchase of 2,000,000 shares of our common stock at a cost of $46.8 million at an average price of $23.41.

     On August 18, 2004, we announced that our Board of Directors approved an additional repurchase of up to an aggregate of 2,000,000 shares of our common stock during the period ending January 29, 2005. As of January 29, 2005 we had completed the repurchase of 2,000,000 shares of our common stock at a cost of $32.8 million at an average price of $16.42. The following table summarizes activity in the quarter ended January 29, 2005.

                                         ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------------------------------------------------------------------------------------------
                                                                              TOTAL NUMBER OF
                                                                            SHARES PURCHASED AS       MAXIMUM NUMBER OF
                                                                              PART OF PUBLICLY     SHARES THAT MAY YET BE
                               TOTAL NUMBER OF       AVERAGE PRICE PAID      ANNOUNCED PLANS OR      PURCHASED UNDER THE
      FISCAL PERIOD           SHARES PURCHASED           PER SHARE                PROGRAMS            PLANS OR PROGRAMS
------------------------      ----------------       ------------------     -------------------    ----------------------
November 28, 2004 -
January 1, 2005                   1,000,000                $15.98                2,000,000                    -
                              ----------------       ------------------     -------------------    ----------------------
Total                             1,000,000                $15.98                2,000,000                    -
                              ================       ==================     ===================    ======================

     We have not paid any cash dividends since inception and do not anticipate paying any cash dividends in the foreseeable future.

     Please see Item 12 for information about our equity compensation plans.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table summarizes selected financial data for each of the five fiscal years in the period ended January 29, 2005 and have been restated to reflect adjustments that are discussed further in Note 2. "Restatement of Financial Statements" in the Notes to Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data" in this Form 10-K. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K.

                                                                            Fiscal Year (as restated)
                                                         --------------------------------------------------------------
                                                            2004          2003         2002         2001         2000
                                                         ---------     ---------    ---------    ---------    ---------
(In thousands, except per share data, number of stores, comparable store sales and sales per square foot)
Statement of Operations Data:
Net sales                                                $ 656,468     $ 572,039    $ 443,250    $ 336,094    $ 257,187
Cost of goods sold, including buying, distribution
    and occupancy costs                                    422,712       352,277      274,008      205,756      154,765
                                                         ---------     ---------    ---------    ---------    ---------
Gross margin                                               233,756       219,762      169,242      130,338      102,422
Selling, general and administrative expenses               170,384       143,952      115,634       86,950       67,917
                                                         ---------     ---------    ---------    ---------    ---------
Operating income                                            63,372        75,810       53,608       43,388       34,505
Interest income, net                                           919         1,318        1,371        1,884        1,925
                                                         ---------     ---------    ---------    ---------    ---------
Income before income taxes                                  64,291        77,128       54,979       45,272       36,430
Provision for income taxes                                  24,618        29,539       20,892       17,146       13,479
                                                         ---------     ---------    ---------    ---------    ---------
Net income                                               $  39,673     $  47,589    $  34,087    $  28,126    $  22,951
                                                         =========     =========    =========    =========    =========

Net income per share:
    Basic                                                $    0.86     $    1.00    $    0.72    $    0.61    $    0.52
    Diluted                                              $    0.83     $    0.96    $    0.69    $    0.56    $    0.48
Weighted average shares outstanding:
    Basic                                                   46,379        47,479       47,027       46,467       44,502
    Diluted                                                 47,875        49,588       49,276       49,829       48,104

Selected Operating Data:
Number of stores at year end                                   668           554          445          352          274
Comparable stores sales                                       (2.9)%         7.4%         5.0%         3.9%        16.7%
Average sales per square foot                            $     571     $     619    $     619    $     636    $     669
Average sales per store                                  $   1,034     $   1,106    $   1,064    $   1,036    $   1,020

Balance Sheet Data:
Cash and short-term investments                          $  66,339     $ 128,205    $  83,418    $  71,310    $  51,288
Working capital                                             87,221       141,803       90,261       82,370       61,253
Total assets                                               278,395       296,082      215,854      169,904      123,317
Shareholders' equity                                     $ 187,562     $ 221,279    $ 158,756    $ 133,738    $  98,135



                                                           27.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our results of operations, financial condition and liquidity, and other matters should be read in conjunction with our Consolidated Financial Statements and Notes related thereto included in Item 8. "Financial Statements and Supplementary Data" in this Form 10-K. These statements have been prepared in conformity with accounting principles generally accepted in the United States and require our management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates.

          GENERAL

     We are a mall-based specialty retailer operating the Hot Topic and Torrid store concepts. Hot Topic stores sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. Torrid stores sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of fiscal 2004 (the fiscal year ended January 29, 2005), we operated 592 Hot Topic stores throughout the United States and Puerto Rico, and 76 Torrid stores. We also sell merchandise on two websites, www.hottopic.com ("hottopic.com") and www.torrid.com ("torrid.com"), which reflect the Hot Topic and Torrid store concepts and carry merchandise similar to that sold in the respective stores.

     We consider a store comparable after it has been open for 15 full months. If a store is relocated or expanded by more than 15% in total square footage, it is removed from the comparable store base and, similar to new stores, becomes comparable after 15 full months. At the end of fiscal 2004, 471 of the 592 Hot Topic stores were included in the comparable store base, compared to 401 of the 502 stores open at the end of fiscal 2003. At the end of fiscal 2004, 46 of the 76 Torrid stores were included in the comparable store base, compared to 22 of the 52 stores open at the end of fiscal 2003.

     We operate on a 52 or 53-week fiscal year, which ends on the Saturday nearest to January 31. Fiscal 2004, 2003 and 2002 were 52-week fiscal years.

     See Note 2 to the Consolidated Financial Statements included in this report for a summary of changes related to accounting of leases on our consolidated balance sheet as of January 31, 2004, as well as our consolidated statements of income and cash flows for the fiscal years ended January 31, 2004 and February 1, 2003. This Management's Discussion and Analysis gives effect to those corrections.

RESULTS OF OPERATIONS

     The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales and certain store data:

                                                          FISCAL YEAR
                                                 -------------------------------
                                                    2004      2003      2002
                                                    ----      ----      ----
Net sales                                         100.0%    100.0%     100.0%
 Cost of goods sold, including
   buying, distribution & occupancy
   costs                                           64.4%     61.6%      61.8%
                                                   -----     -----      -----
Gross margin                                       35.6%     38.4%      38.2%
Selling, general and administrative expenses       25.9%     25.1%      26.1%
                                                   -----     -----      -----
Operating income                                    9.7%     13.3%      12.1%
Interest income, net                                0.1%      0.2%       0.3%
                                                    ----      ----       ----
Income before income tax                            9.8%     13.5%      12.4%
Provision for income taxes                          3.8%      5.2%       4.7%
                                                    ----      ----       ----
Net income                                          6.0%      8.3%       7.7%
                                                    ====      ====       ====

Number of stores at year end                         668       554        445
Comparable store sales                            (2.9)%      7.4%       5.0%

FISCAL 2004 COMPARED TO FISCAL 2003

     Net sales increased approximately $84.4 million, or 14.8%, to $656.5 million in fiscal 2004 from $572.0 million in fiscal 2003. The components of this $84.4 million increase in net sales are as follows:

        AMOUNT
     ($ MILLIONS)                          DESCRIPTION
     ------------   -----------------------------------------------------------
        $75.6       Net sales from new Hot Topic stores opened during fiscal
                    2004 and Hot Topic stores not yet qualifying as comparable stores

         19.2 Net sales from new Torrid stores opened during fiscal 2004 and Torrid stores not yet qualifying as comparable stores

        (14.4) 2.9% decrease in comparable store net sales in fiscal 2004 compared to fiscal 2003

          4.0       Increase in Internet sales (hottopic.com and torrid.com)

     -----------
       $84.4        TOTAL
     ===========

     The annual average Hot Topic store volume decreased to $1.05 million in fiscal 2004 from $1.13 million in fiscal 2003. Hot Topic sales of apparel category merchandise, as a percentage of total net sales, were 53% in fiscal 2004 compared to 52% in fiscal 2003. The increase in apparel was primarily due to increases in men's music-related tee shirts partially offset by decreases in women's bottoms, men's fashion tops and men's bottoms.

     Gross margin increased approximately $14.0 million to $233.8 million in fiscal 2004 from $219.8 million in fiscal 2003. As a percentage of net sales, gross margin decreased to 35.6% in fiscal 2004 from 38.4% in fiscal 2003. The significant components of this 2.8% decrease in gross margin, as a percentage of net sales, are as follows:

           %                               DESCRIPTION
     ------------   -----------------------------------------------------------
        (2.1)%      Decrease in merchandise margin, principally due to higher
                    markdown activity driven by lower comparable store sales

        (0.5) Increase in occupancy and store depreciation expenses, primarily due to deleveraging over lower comparable store sales

        (0.2) Increase in distribution expenses and buying costs, primarily due to higher freight costs and deleveraging payroll costs over lower comparable store sales

     -----------
        (2.8)%      TOTAL
     ===========

     Selling, general and administrative expenses increased approximately $26.4 million to $170.4 million during fiscal 2004 from $144.0 million during fiscal 2003. As a percentage of net sales, selling, general and administrative expenses were 25.9% for fiscal 2004 compared to 25.1% in fiscal 2003. The total dollar increase in selling, general and administrative expenses was primarily attributable to an increase in the number of retail stores from 554 at the end of fiscal 2003 to 668 at the end of fiscal 2004 and the corresponding additional payroll and other expenses required to support these additional stores. The significant components of this 0.8% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

           %                               DESCRIPTION
     ------------   -----------------------------------------------------------
         0.5%       Increase in store payroll due to deleveraging of payroll
                    costs over lower comparable store sales, and increase in payroll-related benefits costs, partially offset by lower store bonus payouts

         0.5% Increase in other store expenses as a result of deleveraging expenses over lower comparable store sales along with increases in store supply costs and expenses related to our wide area network

         0.1% Increase in depreciation and amortization as a result of our new warehouse management software implemented during 2004 and higher marketing expenses to support new advertising programs.

        (0.3)% Decrease in other general and administrative expenses primarily due to a decrease in performance based compensation, partially offset by an increase in payroll related benefits costs and an increase in professional fees related to implementing Section 404 of the Sarbanes-Oxley Act

     ------------
         0.8%       TOTAL
     ============

     Operating income decreased approximately $12.4 million to $63.4 million during fiscal 2004 from $75.8 million during fiscal 2003. As a percentage of net sales, operating income was 9.7% in fiscal 2004 compared to 13.3% in fiscal 2003. Operating income on an average store basis was approximately $103,000 in fiscal 2004 as compared to $151,000 in fiscal 2003.

     Net interest income decreased to $0.9 million in fiscal 2004 from $1.3 million in fiscal 2003, principally due to lower average cash balances, which was primarily a result of cash used for purposes of common stock repurchases.

     Our effective tax rate was 38.3% in both fiscal 2004 and 2003.

FISCAL 2003 COMPARED TO FISCAL 2002

     Net sales increased approximately $128.8 million, or 29.1%, to $572.0 million in fiscal 2003 from $443.2 million in fiscal 2002. The components of this $128.8 million increase in net sales are as follows:

        AMOUNT
     ($ MILLIONS)                          DESCRIPTION
     ------------   -----------------------------------------------------------
        $71.5       Net sales from new Hot Topic stores opened during fiscal
                    2003 and Hot Topic stores not yet qualifying as comparable stores

         20.3 Net sales from new Torrid stores opened during fiscal 2003 and Torrid stores not yet qualifying as comparable stores

         29.1 7.4% increase in comparable store net sales in fiscal 2003 compared to fiscal 2002

          7.9       Increase in Internet sales (hottopic.com and torrid.com)

     ------------
       $128.8       TOTAL
     ============

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

     Gross margin increased approximately $50.6 million to $219.8 million in fiscal 2003 from $169.2 million in fiscal 2002. As a percentage of net sales, gross margin increased to 38.4% in fiscal 2003 from 38.2% in fiscal 2002. The significant components of this 0.2% improvement in gross margin, as a percentage of net sales, are as follows:

           %                               DESCRIPTION
     ------------   -----------------------------------------------------------
          0.4%      Decrease in distribution expenses, primarily due to
                    significant savings in freight costs, due to change in shipping method to stores, and labor costs, due to productivity improvements

          0.2 Decrease in store depreciation as a result of leverage gained from higher comparable store sales, partially offset by an increase in store occupancy resulting from higher rent expenses and common area charges

         (0.4) Decrease in merchandise margin, principally due to lower initial markup and higher shrinkage, partially offset by lower markdowns.

     ------------
          0.2%      TOTAL
     ============

     Selling, general and administrative expenses increased approximately $28.4 million to $144.0 million during fiscal 2003 from $115.6 million during fiscal 2002. As a percentage of net sales, selling, general and administrative expenses were 25.1% for fiscal 2003 compared to 26.1% in fiscal 2002. The total dollar increase in selling, general and administrative expenses was primarily attributable to an increase in the number of retail stores from 445 at the end of fiscal 2002 to 554 at the end of fiscal 2003 and the corresponding additional payroll and other expenses required to support these additional stores. The significant components of this 1.0% decrease in selling, general and administrative expenses as a percentage of net sales are as follows:

           %                               DESCRIPTION
     ------------   -----------------------------------------------------------
         (1.2)%     Decrease in store payroll and administrative salary expense resulting from leverage gained from higher comparable store sales and controlling payroll costs

         (0.1)      Decrease in pre-opening expenses

          0.3 Increase in administrative performance based payroll expenses, partially offset by headquarters expenses which benefited from leverage gained from higher comparable store sales

     -----------
         (1.0)%     TOTAL
     ===========

     Operating income increased approximately $22.2 million to $75.8 million during fiscal 2003 from $53.6 million during fiscal 2002. As a percentage of net sales, operating income was 13.3% in fiscal 2003 compared to 12.1% in fiscal 2002. Operating income on an average store basis was approximately $151,000 in fiscal 2003 as compared to $133,000 in fiscal 2002.

     Net interest income decreased to $1.3 million in fiscal 2003 from $1.4 million in fiscal 2002, principally due to lower interest rates offset in part by the additional interest earned from higher average cash balances.

     Our effective tax rate was 38.3% in fiscal 2003 and 38.0% in fiscal 2002. The higher rate for fiscal 2003 is principally attributable to lower tax-exempt interest income as a percentage of pre-tax income in fiscal 2003 as compared to fiscal 2002.

QUARTERLY RESULTS AND SEASONALITY

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

     Our business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school, Halloween and Holiday seasons (defined as the week of Thanksgiving through the first few days of January), and other periods when schools are not in session. The Holiday season remains our single most important selling season. We believe, however, that the importance of the summer vacation and back-to-school seasons (which affect operating results in the second and third quarters, respectively) and to a lesser extent, the spring break season (which affects operating results in the first quarter) as well as Halloween (which affects operating results in the third quarter), all reduce our dependence on the Holiday selling season. Furthermore, summer vacation, back-to-school season and spring break season take place at somewhat different times in different parts of the country, spreading the impact of these events on our sales over a longer period. As is the case with many retailers of apparel, accessories and related merchandise, we typically experience lower first fiscal quarter net sales relative to other quarters.

     The following table shows certain statement of operations and selected operating data for each of our last eight fiscal quarters (13 week periods). See
Note 2 to the Consolidated Financial Statements for changes related to accounting for leases, which are reflected in the amounts below. The quarterly statement of operations data and selected operating data shown below were derived from our unaudited financial statements, which in the opinion of management contain all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Results in any quarter are not necessarily indicative of results that may be achieved for a full year.

                                              FISCAL YEAR 2004 (AS RESTATED)                FISCAL YEAR 2003 (AS RESTATED)
                                       -------------------------------------------    ------------------------------------------
                                        FIRST      SECOND      THIRD      FOURTH       FIRST     SECOND      THIRD      FOURTH
                                        -----      ------      -----      ------       -----     ------      -----      ------
                                                     (In thousands, except selected operating and per share data)
STATEMENT OF OPERATIONS DATA:
     Net sales                         $128,143   $136,263    $180,808    $211,254    $100,657   $115,728    $161,546   $194,108

     Gross margin                       44,185     46,650      64,540      78,381      35,350     41,397      62,754     80,261

     Operating income                    8,200      7,135      19,987      28,050       6,501      9,090      24,128     36,091

     Net income                         $5,277     $4,528     $12,448     $17,420      $4,254     $5,740     $15,093    $22,502


 Net income per share:
     Basic                               $0.11      $0.10       $0.27       $0.39       $0.09      $0.12       $0.32      $0.47

     Diluted                             $0.11      $0.09       $0.26       $0.38       $0.09      $0.12       $0.30      $0.45


Weighted average shares outstanding:
     Basic                              48,019     46,565      46,086      44,944      46,968     47,360      47,656     47,932

     Diluted                            50,131     48,023      47,202      46,127      48,567     49,127      49,917     50,342


SELECTED OPERATING DATA:
     Comparable stores sales               4.0%      (2.1)%      (4.2)%      (6.0)%       2.6%      (5.2)%      10.8%       8.5%

     Stores open at end of period          581        613         649         668         468        497         540        554

LIQUIDITY AND CAPITAL RESOURCES

     In recent years, we have satisfied our cash requirements principally from cash flows from operations and to a lesser extent proceeds from the exercise of stock options. During the last three fiscal years, our primary uses of cash have been to finance store openings and purchase merchandise inventories, as well as periodic repurchases of our common stock. In August 2004, we announced the approval by our Board of Directors of the repurchase of up to 2,000,000 shares of our common stock. As of January 29, 2005 we had completed the repurchase of 2,000,000 shares of our common stock at an average price of $16.42. In addition, pursuant to authorization by our Board of Directors in March 2004, we repurchased 2,000,000 shares of our common stock at an average price of $23.41 during the six months ended July 31, 2004. We also maintain a $5.0 million unsecured credit agreement for the purpose of issuing letters of credit, primarily for inventory purchases. At January 29, 2005, we had $0.1 million of outstanding letters of credit under the credit agreement. At the end of fiscal

2004, we had $66.3 million in cash, cash equivalents and short-term investments, a decrease of $61.9 million, or 48%, compared to the $128.2 million at the end of fiscal 2003. Working capital was $87.2 million, $141.8 million, and $90.3 million for fiscal 2004, 2003 and 2002, respectively. The decrease in working capital from 2003 to 2004 is primarily attributable to cash used for the repurchase of our common stock.

     Net cash flows provided by operating activities were $71.1 million, $78.6 million and $64.8 million in fiscal 2004, 2003, and 2002, respectively. The $7.5 million decrease in cash flows from operating activities in fiscal 2004 as compared to fiscal 2003 was primarily attributable to decreases in net income, accrued liabilities and tax benefits from exercise of stock options, partially offset by increases in deferred rent, deferred taxes, and depreciation and amortization, and decrease in the change of inventory compared to fiscal 2003. The significant changes in net cash provided by operating activities were due primarily to the increase in store growth to 668 stores at the end of fiscal 2004 compared to 554 stores at the end of fiscal 2003.

     Net cash flows used in investing activities were $2.6 million, $88.2 million and $41.6 million in fiscal 2004, 2003 and 2002, respectively. In fiscal 2004, approximately $39 million was used for the construction of 91 Hot Topic stores, 24 Torrid stores, expansion and refurbishment of ten Hot Topic and Torrid stores and progress payments for construction of stores opening in early fiscal 2005. We used approximately $14 million on computer hardware and software and $5 million on our headquarters and distribution center infrastructure. We opened 115, 109, and 95 stores in fiscal 2004, 2003 and 2002, respectively. Net cash used in investing activities was reduced by the net proceeds ($55 million) of short-term investments sold.

     Net cash flows used in financing activities were $75.1 million in fiscal 2004 compared to net cash flows provided by financing activities of $8.3 million and net cash flows used in financing activities of $14.3 million in fiscal 2003 and 2002, respectively. The $83.5 million decrease in fiscal 2004 compared to fiscal 2003 was principally a result of $79.6 million of cash used to repurchase our common stock in fiscal 2004 and $3.9 million related to a decrease in proceeds from exercise of stock options.

     We anticipate that we will spend approximately $56 million on capital expenditures in fiscal 2005, including approximately $38 million for stores, $10 million for the second distribution center located in Tennessee, and $8 million for computer hardware and software. The $38 million for stores is to be primarily used for the construction of 65 Hot Topic stores and 45 Torrid stores, and expansion of approximately 20 existing stores.

     During fiscal 2004, our average gross capital expenditures for a new Hot Topic store, including leasehold improvements and furniture and fixtures, totaled approximately $235,000. The average initial gross inventory for the new Hot Topic stores opened in 2004 was approximately $110,000 and the average pre-opening costs for a new Hot Topic store were approximately $21,000. Initial inventory requirements vary at new stores depending on the season and current merchandise trends. We expect the average total cost per square foot associated with opening a Hot Topic store to be approximately the same in fiscal 2005 as those in fiscal 2004. Hot Topic stores are planned to be approximately 1,700 square feet compared to Torrid stores which are planned to be approximately 2,500 square feet. The costs associated with opening a new Torrid store will be higher than a Hot Topic store primarily due to the larger size of the Torrid stores. The actual costs that we will incur in connection with opening future stores cannot be predicted with precision because such costs will vary based upon, among other things, geographic location, store size, and the extent of the build-out required at the selected sites.

     The following table summarizes our contractual obligations as of January 29, 2005, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

                                                    PAYMENTS DUE BY PERIOD ($ IN THOUSANDS)
                                         -----------------------------------------------------------------------
                                                                                                      MORE THAN
CONTRACTUAL OBLIGATIONS                      TOTAL     WITHIN 1 YEAR     2-3 YEARS      4-5 YEARS       5 YEARS
                                             -----     -------------     ---------      ---------    -----------
OPERATING LEASES                           $339,423        $45,969        $90,538        $82,495       $120,421
PURCHASE OBLIGATIONS                         55,624         55,624              -              -              -
LETTERS OF CREDIT AND OTHER OBLIGATIONS       3,283          3,021            262              -              -
                                         -----------------------------------------------------------------------

TOTAL CONTRACTUAL OBLIGATIONS              $398,330       $104,614        $90,800        $82,495       $120,421
                                         =======================================================================

     See Note 6 to our consolidated financial statements for additional disclosure related to operating lease obligations.

     On March 19, 2004, we announced that our Board of Directors approved the repurchase of up to an aggregate of 2,000,000 shares of our common stock during the period ending January 29, 2005. As of July 31, 2004 we had completed the repurchase of 2,000,000 shares of our common stock at a cost of $46.8 million at an average price of $23.41.

     On August 18, 2004, we announced that our Board of Directors approved an additional repurchase of up to an aggregate of 2,000,000 shares of our common stock during the period ending January 29, 2005. As of January 29, 2005 we had completed the repurchase of 2,000,000 shares of our common stock at a cost of $32.8 million at an average price of $16.42.

     We believe that our existing cash balances and cash generated from operations will be sufficient to fund our operations, planned expansion and repurchase of our common stock through at least the next 12 months.

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

     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion about the application of these and other accounting policies, see Note 1 to our audited consolidated financial statements included elsewhere in this report.

     INVENTORIES: Inventories and related cost of sales are accounted for by the retail method. The cost of inventory is valued at the lower of average cost or market, on a first-in, first-out (FIFO) basis, utilizing the retail method. Each month, slow moving or seasonally obsolete merchandise is marked down. The first markdown is typically 25% to 50% of the original retail price. Typically, in cases where the merchandise does not sell after the first markdown, an additional markdown is made in a subsequent month. Any marked down merchandise that does not sell is typically marked down to a zero value and removed from the store, approximately three months after the original markdown. In determining the lower of average cost or market value of period-ending inventories, consistently applied valuation criteria are used. Consideration is given to a number of quantitative factors, including anticipated subsequent permanent markdowns and aging of inventories. To the extent our estimated markdowns at year-end prove to be insufficient, additional future markdowns will need to be recorded.

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

     RENT EXPENSE: Rent expense under our operating leases typically provide for fixed non-contingent rent escalations. We recognize rent expense on a straight-line over the non-cancelable term of each lease, commencing when we take possession of the property. Construction allowances are recorded as a deferred rent liability, which we amortize as a reduction of rent expense over the non-cancelable term of each lease.

     SELF-INSURANCE: We are self-insured for medical insurance coverage and workers compensation insurance coverage, up to maximum exposure limits, above which we are covered by insurance policies. We maintain a liability for estimated claims based on historical claims experience and other actuarial assumptions.

     INCOME TAXES: Current income tax expense is the amount of income taxes expected to be payable for the current year. The combined federal, state and local income tax expense is calculated using estimated effective annual tax rates. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. We consider future taxable income and ongoing prudent and feasible tax planning in assessing the value of our deferred tax assets. Evaluating the value of these assets is necessarily based on our judgment. If we were to determine that it is more likely than not that these assets will not be realized, we would reduce the value of these assets to their expected realizable value through a valuation allowance, thereby decreasing net income. If we subsequently were to determine that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made. We have recorded tax contingencies based on our estimates of current tax exposures and adjust our estimates as circumstances or regulations change.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements and notes listed in Item 15(a) are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

a) CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

     The management of the company maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commissions's (the "SEC") rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. In addition, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

     We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures in connection with the preparation of this annual report, under the supervision of and with the participation of our management, including the CEO and CFO.

     In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of January 29, 2005, for the following reason: On March 2, 2005, we announced that our financial statements were to be restated, relating to certain lease accounting and leasehold depreciation accounting practices, consistent with similar adjustments made by many other retailers and other publicly traded companies concerning these practices. This restatement is described elsewhere in this annual report. Although prior to the end of fiscal 2004, management surfaced certain lease accounting issues based upon the internal control practice of reviewing industry publications and financial statement filings and brought this to the attention of our independent registered public accounting firm, the decision to modify our lease accounting policy and practices was not made prior to the end of the fiscal year. Our conclusion to change our accounting policy and restate was made, among other things, in consideration of the views of the Office of the Chief Accountant of the SEC expressed in its letter related to these matters dated February 7, 2005. Accordingly, we concluded that our controls over the selection of appropriate assumptions and factors affecting lease accounting practices were not effective as of January 29, 2005.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

     Our management has assessed the effectiveness of our internal control over financial reporting as of January 29, 2005. In making our assessment, management used the criteria set forth by the COSO in Internal Control--Integrated Framework. In particular, our management evaluated the impact of the lease accounting corrections described above on such assessment and concluded that the control deficiency that resulted in the restatement of previously issued financial statements for understatement of rent expense and deferred rent represented a material weakness. As a result, management concluded that, as of January 29, 2005, our internal control over financial reporting was not effective based on the criteria set forth by COSO in Internal Control--Integrated Framework.

     A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists, including the restatement of previously issued financial statements to reflect the correction of a misstatement.

     Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management's assessment of our internal control over financial reporting. This report appears below.

REMEDIATION STEPS

     We have remediated the material weakness in internal control by correcting our application of lease accounting principles for free rent periods. We have implemented controls to ensure all future leases will be reviewed and accounted for in accordance with SFAS No. 13, FTB No. 85-3 and FTB No. 88-1. We believe these steps will help ensure continued compliance with, among other things, the views of the Office of the Chief Accountant of the SEC expressed as of February 7, 2005 and described above.

b) CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During our last fiscal quarter, ended January 29, 2005, as part of our review of lease accounting policies discussed above, we remediated our controls associated with our accounting for tenant improvement allowances and the related deferred rent credit and depreciation expense. These changes in internal control identified the need to restate previously issued financial statements to record tenant improvement allowances as a deferred rent credit, to record the related fixed assets at their gross amount, and to record adjustments to depreciation and rent expense.

c) REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     We have audited management's assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Hot Topic, Inc. did not maintain effective internal control over financial reporting as of January 29, 2005, because of the effect of the Company's insufficient controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hot Topic, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: In its assessment as of January 29, 2005, management identified as a material weakness the Company's insufficient controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting. As a result of this material weakness in internal control, Hot Topic, Inc. concluded the Company's previously reported rent expense and deferred rent liabilities had been understated and that previously issued financial statements should be restated. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 11, 2005 on those financial statements.

     In our opinion, management's assessment that Hot Topic, Inc. did not maintain effective internal control over financial reporting as of January 29, 2005 is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Hot Topic, Inc. has not maintained effective internal control over financial reporting as of January 29, 2005, based on the COSO control criteria.


                                           /s/ Ernst & Young LLP

Los Angeles, California
March 11, 2005

ITEM 9B.   OTHER INFORMATION

     Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See the section entitled "Executive Officers and Key Employees" in Part I,
Item 1 hereof for information regarding our executive officers.

     The information required by this item with respect to directors is incorporated by reference to the information appearing under the caption "Election of Directors", contained in our Definitive Proxy Statement which will be filed with the SEC within 120 days of January 29, 2005 pursuant to Regulation 14A in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held on June 15, 2005 (the "2005 Proxy Statement").

     Certain other information required by this item is incorporated by reference to the information appearing under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" and "Standards of Business Ethics" in the 2005 Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information appearing under the caption "Executive Compensation" in the 2005 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information required by this item is incorporated by reference to the information appearing under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2005 Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information appearing under the caption "Certain Transactions" in the 2005 Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated by reference to the information appearing under the caption "Ratification of Selection of Independent Auditors" in the 2005 Proxy Statement.


                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)(1) CONSOLIDATED FINANCIAL STATEMENTS

          The following consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K:

                                                                                          PAGE
     Report of Ernst & Young LLP, Independent Registered Public Accounting Firm......     F-1
     Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004.........     F-2
     Consolidated Statements of Income for the years ended January 29, 2005,
           January 31, 2004, and February 1, 2003 ...................................     F-3
     Consolidated Statements of Shareholders' Equity for the years ended
           January 29, 2005, January 31, 2004, and February 1, 2003..................     F-4
     Consolidated Statements of Cash Flows for the years ended January 29, 2005,
           January 31, 2004, and February 1, 2003....................................     F-5
     Notes to Consolidated Financial Statements......................................     F-6

     (a)(2) FINANCIAL STATEMENT SCHEDULES

          Schedule II - Valuation and Qualifying Accounts

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission other than the ones listed above are not required under the related instructions or are not applicable, and therefore, have been omitted.


                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                  FOR THE FISCAL YEARS ENDED JANUARY 29, 2005,
                     JANUARY 31, 2004, AND FEBRUARY 1, 2003

                                              Provision
                                  Balance at  Charged to               Balance
                                  Beginning   Costs and                at End
                                   of Year     Expenses   Deductions   of Year
                                  ---------   ---------   ---------   ---------
FISCAL 2004
-----------
Allowance for sales returns       $     512   $      65   $       -   $     577
Allowance for aged inventory          1,057         453           -       1,510
                                  ---------   ---------   ---------   ---------
                                  $   1,569   $     518   $       -   $   2,087
                                  =========   =========   =========   =========

FISCAL 2003
-----------
Allowance for sales returns       $     350   $     162   $       -   $     512
Allowance for aged inventory            866         191           -       1,057
                                  ---------   ---------   ---------   ---------
                                  $   1,216   $     353   $       -   $   1,569
                                  =========   =========   =========   =========

FISCAL 2002
-----------
Allowance for sales returns       $       -   $     350   $       -   $     350
Allowance for aged inventory            490         376           -         866
                                  ---------   ---------   ---------   ---------
                                  $     490   $     726   $       -   $   1,216
                                  =========   =========   =========   =========

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

     EXHIBIT
      NUMBER                    DESCRIPTION OF DOCUMENT
     -------                    -----------------------

       3.1     Amended and Restated Articles of Incorporation. (1)

       3.2 Certificate of Amendment of Amended and Restated Articles of Incorporation

       3.3     Amended and Restated Bylaws, as amended.

       4.1     Reference is made to Exhibits 3.1 and 3.2.

       4.2     Specimen stock certificate. (1)

     10.1a Form of Indemnity Agreement to be entered into between Registrant and its directors and officers. (1)

     10.2a     1996 Equity Incentive Plan (the "1996 Plan"), as amended.

     10.3a Form of Nonstatutory Stock Option Agreement of Registrant pursuant to the 1996 Plan. (1)

     10.4a Form of Incentive Stock Option Agreement of Registrant pursuant to the 1996 Plan. (1)

     10.5a     Non-Employee Directors' Stock Option Plan, as amended.

     10.6a     Employee Stock Purchase Plan, as amended.

     10.7a 401(k) Defined Contribution Plan of Registrant, effective as of August 1, 1995, as amended.

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

    10.13a Employment Offer Letter dated August 14, 2002, between the Registrant and Patricia Van Cleave. (6)

    10.14a Employment Letter dated January 23, 2003, between the Registrant and James McGinty. (6)

     10.15 Third Amendment to Industrial Real Estate Lease, dated February 25, 2004, by and among Majestic-Fullerton Road, LLC, PFG Fullerton Limited Partnership, and Hot Topic Administration, Inc. (7)

     10.16 Employment Offer Letter dated March 15, 2004, between the Registrant and Christopher J. Kearns. (7)

     10.17 Centre Pointe Distribution Park Lease, dated June 1, 2004, by and among Crescent Resources, LLC and Hot Topic, Inc. (8)

     10.18 Employment Offer Letter dated May 13, 2004, between the Registrant and Thomas Beauchamp. (8)

        21     Hot Topic, Inc. List of Subsidiaries

      23.1 Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

      24.1     Power of Attorney is contained on the signature page.

      31.1 Certification, dated April 13, 2005, of Registrant's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification, dated April 13, 2005, of Registrant's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certifications, dated April 13, 2005, of Registrant's Chief Executive Officer and Chief Financial Officer required by
               Section 906 of the Sarbanes-Oxley Act of 2002.


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

(7) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated herein by reference.

(8) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 and incorporated herein by reference.

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

                                    HOT TOPIC, INC.


                                    By: /s/ Elizabeth McLaughlin
                                       -----------------------------
                                            Elizabeth McLaughlin
                                            Chief Executive Officer and Director
                                    April 13, 2005


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

            NAME                           POSITION                    DATE
----------------------------   -------------------------------   ---------------
  /s/ ELIZABETH MCLAUGHLIN     Chief Executive Officer and        April 13, 2005
----------------------------   Director (PRINCIPAL EXECUTIVE
    Elizabeth McLaughlin       OFFICER)

      /s/ JAMES MCGINTY        Chief Financial Officer            April 13, 2005
----------------------------   (PRINCIPAL FINANCIAL OFFICER)
        James McGinty

   /s/ GEORGE WEHLITZ, JR.     Vice President, Finance            April 13, 2005
----------------------------   (PRINCIPAL ACCOUNTING
     George Wehlitz, Jr.       OFFICER)

     /s/ BRUCE QUINNELL        Chairman of the Board              April 8, 2005
----------------------------
       Bruce Quinnell

     /s/ KATHLEEN MASON        Director                           April 7, 2005
----------------------------
       Kathleen Mason

    /s/ CORRADO FEDERICO       Director                           April 7, 2005
----------------------------
      Corrado Federico

      /s/ ANDREW SCHUON        Director                           April 11, 2005
----------------------------
        Andrew Schuon

      /s/ CYNTHIA COHEN        Director                           April 8, 2005
----------------------------
        Cynthia Cohen

    /s/ W. SCOTT HEDRICK       Director                           April 10, 2005
----------------------------
      W. Scott Hedrick

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Hot Topic, Inc.

     We have audited the accompanying consolidated balance sheets of Hot Topic, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004 (restated) and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 29, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hot Topic, Inc. and its subsidiaries at January 29, 2005 and January 31, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.

     As described in Note 2, Restatement of the Financial Statements, the Company has corrected its accounting for leases and restated previously issued financial statements.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hot Topic, Inc. and subsidiaries internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.


                                            /s/ ERNST & YOUNG LLP

Los Angeles, California
March 11, 2005

                                HOT TOPIC, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                              (In thousands, except share amounts)


                                                                    January 29,    January 31,
                                                                       2005            2004
                                                                                  (As Restated)
                                                                   ----------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $      5,248    $     11,886
  Short-term investments                                                 61,091         116,319
  Inventory                                                              60,481          51,937
  Prepaid expenses and other                                             12,390          10,654
  Deferred tax assets                                                     2,541           2,259
                                                                   ----------------------------
Total current assets                                                    141,751         193,055

Leaseholds, fixtures and equipment, net                                 136,401         102,838
Deposits and other                                                          243             189
                                                                   ----------------------------
Total assets                                                       $    278,395    $    296,082
                                                                   ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $     17,874    $     15,841
  Accrued liabilities                                                    27,769          28,133
  Income taxes payable                                                    8,887           7,278
                                                                   ----------------------------
Total current liabilities                                                54,530          51,252

Deferred rent                                                            30,227          21,843
Deferred tax liability                                                    6,076           1,708

Commitments and contingencies                                                 -               -

Shareholders' equity:
Preferred shares, no par value; 10,000,000 shares
  authorized; no shares issued and outstanding                                -               -
Common shares, no par value; 150,000,000 shares authorized;
  44,592,836 and 48,120,989 shares issued and outstanding at
  January 29, 2005 and January 31, 2004, respectively                    90,921          86,238
Retained earnings                                                        96,847         135,242
Accumulated other comprehensive loss                                       (206)           (201)
                                                                   ----------------------------
Total shareholders' equity                                              187,562         221,279
                                                                   ----------------------------
Total liabilities and shareholders' equity                         $    278,395    $    296,082
                                                                   ============================

See notes to consolidated financial statements.


                                               F-2

                                HOT TOPIC, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                            (In thousands, except per share amounts)


                                                                      Years Ended
                                                     ------------------------------------------
                                                      January 29,    January 31,    February 1,
                                                         2005           2004           2003
                                                                    (As Restated)  (As Restated)
                                                     ------------------------------------------
Net sales                                            $    656,468   $    572,039   $    443,250
Cost of goods sold, including buying,
  distribution and occupancy costs                        422,712        352,277        274,008
                                                     ------------------------------------------
Gross margin                                              233,756        219,762        169,242

Selling, general and administrative expenses              170,384        143,952        115,634
                                                     ------------------------------------------
Operating income                                           63,372         75,810         53,608

Interest income, net                                          919          1,318          1,371
                                                     ------------------------------------------
Income before income taxes                                 64,291         77,128         54,979

Provision for income taxes                                 24,618         29,539         20,892
                                                     ------------------------------------------
Net income                                           $     39,673   $     47,589   $     34,087
                                                     ==========================================

Net income per share:
  Basic                                              $       0.86   $       1.00   $       0.72
                                                     ==========================================
  Diluted                                            $       0.83   $       0.96   $       0.69
                                                     ==========================================

Shares used in computing net income per share:
  Basic                                                    46,379         47,479         47,027
  Diluted                                                  47,875         49,588         49,276


See notes to consolidated financial statements.


                                               F-3

                                                  Hot Topic, Inc. and Subsidiaries
                                           Consolidated Statements of Shareholders' Equity
                                                           (In thousands)


                                                              Common Shares                          Accumulated Other     Total
                                                       -----------------------------     Retained      Comprehensive   Shareholders'
                                                           Shares         Amount         Earnings          Loss           Equity
                                                       ----------------------------------------------------------------------------
BALANCE AT FEBRUARY 2, 2002 (As restated)                    47,063    $     60,643    $     73,095    $          -    $    133,738
  Exercise of stock options                                   1,195           4,942               -               -           4,942
  Employee stock purchase plan                                   33             418               -               -             418
  Restricted stock awards                                        15             153               -               -             153
  Repurchase of common stock                                 (1,500)           (171)        (19,529)              -         (19,700)
  Tax benefit from exercise of stock options                      -           5,118               -               -           5,118
  Net income (As restated)                                        -               -          34,087               -          34,087
                                                       ----------------------------------------------------------------------------
BALANCE AT FEBRUARY 1, 2003 (As restated)                    46,806          71,103          87,653               -         158,756
  Exercise of stock options                                   1,261           7,696               -               -           7,696
  Employee stock purchase plan                                   46             666               -               -             666
  Restricted stock awards                                         8             180               -               -             180
  Fractional shares purchased in 3-for-2 stock split              -             (23)              -               -             (23)
  Tax benefit from exercise of stock options                      -           6,616               -               -           6,616
  Comprehensive income:
    Net income (As restated)                                      -               -          47,589               -          47,589
    Unrealized loss on marketable securities, net                 -               -               -            (201)           (201)
                                                                                                                       ------------
      Total comprehensive income                                                                                             47,388
                                                       ----------------------------------------------------------------------------
BALANCE AT JANUARY 31, 2004 (As restated)                    48,121          86,238         135,242            (201)        221,279
  Exercise of stock options                                     409           3,662               -               -           3,662
  Employee stock purchase plan                                   54             862               -               -             862
  Restricted stock awards                                         9             155               -               -             155
  Repurchase of common stock                                 (4,000)         (1,581)        (78,068)                        (79,649)
  Tax benefit from exercise of stock options                      -           1,585               -               -           1,585
  Comprehensive Income:
    Net income                                                    -               -          39,673               -          39,673
    Unrealized loss on marketable securities, net                 -               -               -              (5)             (5)
                                                                                                                       ------------
      Total comprehensive income                                                                                             39,668
                                                       ----------------------------------------------------------------------------
BALANCE AT January 29, 2005                                  44,593    $     90,921    $     96,847    $       (206)   $    187,562
                                                       ============================================================================



                                                                 F-4

                                    HOT TOPIC, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In thousands)

                                                                           Years Ended
                                                          --------------------------------------------
                                                           January 29,     January 31,     February 1,
                                                              2005            2004            2003
                                                                          (As Restated)   (As Restated)
                                                          --------------------------------------------
OPERATING ACTIVITIES
Net income                                                $     39,673    $     47,589    $     34,087
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                 24,635          20,360          16,364
  Tax benefit from exercise of stock options                     1,585           6,616           5,118
  Stock-based compensation                                         155             155             142
  Loss on disposal of fixed assets                                 751             656             278
  Changes in operating assets and liabilities:
    Inventory                                                   (8,544)        (13,528)         (8,856)
    Prepaid expenses and other current assets                   (1,736)         (2,787)         (2,431)
    Deposits and other assets                                      (53)            (18)              3
    Accounts payable                                             2,033             434           4,155
    Accrued liabilities                                         (1,459)          8,519           7,528
    Deferred rent                                                8,383           6,270           4,940
    Deferred taxes                                               4,086           3,793            (655)
    Income taxes payable                                         1,609             548           4,166
                                                          --------------------------------------------
Net cash provided by operating activities                       71,118          78,607          64,839

INVESTING ACTIVITIES
Purchases of leasehold, fixtures and equipment                 (57,853)        (41,959)        (38,401)
Proceeds from sale of short-term investments                   162,931          52,906          46,105
Purchases of short-term investments                           (107,709)        (99,146)        (49,296)
                                                          --------------------------------------------
Net cash used in investing activities                           (2,631)        (88,199)        (41,592)

FINANCING ACTIVITIES
Repurchase of common stock                                     (79,649)            (23)        (19,700)
Proceeds from employee stock purchases and exercise
  of stock options                                               4,524           8,362           5,370
                                                          --------------------------------------------
Net cash (used in) provided by financing activities            (75,125)          8,339         (14,330)
                                                          --------------------------------------------
(Decrease) increase in cash and cash equivalents                (6,638)         (1,253)          8,917
Cash and cash equivalents at beginning of year                  11,886          13,139           4,222
                                                          --------------------------------------------
Cash and cash equivalents at end of year                  $      5,248    $     11,886    $     13,139
                                                          ============================================

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest                    $          8    $         40    $         19
                                                          ============================================
Cash paid during the year for income taxes                $     17,400    $     18,614    $     12,317
                                                          ============================================


See notes to consolidated financial statements.


                                                  F-5

                        HOT TOPIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 29, 2005

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITIES

Hot Topic, Inc. is a mall-based specialty retailer operating the Hot Topic and Torrid store concepts. Hot Topic sells a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. In fiscal 2001 (the fiscal year ended February 2, 2002), we launched a second retail concept under the trade name Torrid. Torrid sells apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and
29. At the end of the fiscal year ending January 29, 2005, we operated 592 Hot Topic stores in 50 states and Puerto Rico, and 76 Torrid stores. We also maintain two distinct websites, www.hottopic.com ("hottopic.com") and www.torrid.com ("torrid.com"), which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. We have one reportable segment given the similarities of the economic characteristics among the store formats.

Throughout this report, the terms "our", "we" and "us" refer to Hot Topic, Inc. and its subsidiaries.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Hot Topic, Inc. and our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to current year presentation. The common stock and retained earnings balances at January 31, 2004 and February 1, 2003 have been reclassified to reflect the excess of the repurchase cost of common stock over its issuance price (as determined on a first-in, first-out basis) as a reduction of retained earnings. Previously, all common stock repurchases had been charged against common stock.

FISCAL YEAR

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003 were 52-week years.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of less than three months when purchased to be cash equivalents. We are potentially exposed to a concentration of credit risk when cash deposits in banks are in excess of federally insured limits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We consider carrying amounts of cash and cash equivalents, receivables, and accounts payable to approximate fair value because of the short maturity of these financial instruments.

Amounts outstanding under the unsecured bank credit agreement are held at their estimated fair values because they accrue interest at rates which generally fluctuate with interest rate trends.

SHORT-TERM INVESTMENTS

Short-term investments with maturities in excess of three months consist primarily of interest bearing bonds that are highly liquid, low risk with a minimum credit quality rating of A-1 (Standard and Poor's), SP-1 (Moody's Investor Service) or equivalent, and are available for sale. At January 29, 2005 and January 31, 2004, short-term investments consisted of municipal bonds of $37.7 million and $96.0 million, government obligations of $15.3 million and $12.7 million, and corporate bonds of $8.0 million and $7.6 million, respectively. Short-term investments are recorded at fair market value, based on established market prices as of the end of the period for which the values are determined.

Unrealized gains and losses, net, from short-term investments comprise accumulated other comprehensive loss, reflected in the Shareholders' Equity section of the Consolidated Balance Sheets, which for the fiscal years ended January 29, 2005 and January 31, 2004 were $5,000 and $201,000, respectively. As a result, for the years ended January 29, 2005 and January 31, 2004, the Company's other comprehensive income was lower than its net income.

INVENTORY

Inventories and related cost of sales are accounted for by the retail method. The cost of inventory is valued at the lower of average cost or market, on a first-in, first-out (FIFO) basis.

LEASEHOLD, FIXTURES AND EQUIPMENT

Leasehold, fixtures and equipment are recorded at cost or in the case of capitalized leases, at the present value of future minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (3-10 years). Leasehold improvements are amortized using the straight-line method over the shorter of ten years or the life of the lease. Expenditures for repairs that do not significantly extend the life of the asset are expensed as incurred.

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

COST OF GOODS SOLD, INCLUDING BUYING, DISTRIBUTION AND OCCUPANCY COSTS

Cost of goods sold, including buying, distribution and occupancy costs includes: merchandise costs, freight, inventory shrink, payroll expenses associated with the merchandising and distribution departments, distribution center expenses including rent, common area maintenance charges, real estate taxes, depreciation, utilities, supplies and maintenance; and store expenses including rents, common area maintenance charges, real estate taxes, and depreciation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include: payroll expenses associated with stores, store operating expenses, store pre-opening costs, marketing expenses; and payroll and other expenses associated with headquarters and administrative functions.

STORE PRE-OPENING COSTS

Costs incurred in connection with the opening of a new store are expensed as incurred.

SHIPPING AND HANDLING COSTS

We classify shipping and handling costs in costs of goods sold, including buying, distribution and occupancy costs in the accompanying statements of income.

LEASES

Rent expense under non-cancelable operating leases with scheduled rent increases or free rent periods is accounted for on a straight-line basis over the lease term, beginning on the date of initial possession, which is generally when we enter the space and begin construction build-out. The amount of the excess of straight-line rent expense over scheduled payments is recorded as a deferred rent liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight-line basis as a reduction of rent expense.

ADVERTISING COSTS

Advertising costs are expensed the first time the event occurs or as incurred. Advertising expenses were $1,152,000, $1,065,000, and $521,000 for the years ended January 29, 2005, January 31, 2004, and February 1, 2003, respectively. At January 29, 2005 and January 31, 2004, the amount of advertising costs reported as prepaid advertising was $49,000 and $42,000, respectively.

INCOME TAXES

We utilize Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which prescribes the use of the liability method to compute the difference between the tax basis of assets and liabilities and the related financial reporting amounts using currently enacted tax laws and rates.

NET INCOME PER SHARE

Net income per share has been computed in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings per Share" (see Note 8). A three-for-two stock split became effective September 2, 2003. All share and per share amounts prior to that date have been restated to reflect the stock split and all previous stock splits.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

LONG-LIVED ASSETS

Long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The review is based on comparing the expected undiscounted cash flows to the carrying amount of such assets. If it is determined that the carrying amount of the long-lived assets is not recoverable, we will recognize an impairment loss, measured by the future discounted cash flow method. At January 29, 2005, we believe there has been no impairment of the value of such assets to date.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which establishes accounting and reporting standards for impairment and disposition of long-lived assets, including discontinued operations. SFAS No. 144 became effective for all financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of SFAS No. 144 did not have a significant impact on our results of operations or financial condition.

STOCK-BASED COMPENSATION

SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure an Amendment of SFAS No. 123", amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

We account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." We follow the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 requires disclosures of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. We are required to follow the prescribed disclosure format and have provided the additional disclosures required by SFAS No. 148 for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if we accounted for our employee stock incentives under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2004, 2003, and 2002: weighted average risk-free interest rates of 5%; dividend yields of 0%; weighted average volatility factors of the expected market price of our common stock of 0.48 for fiscal 2004, 0.40 for fiscal 2003, and 0.61 for fiscal 2002; and a weighted average expected life of the options of 3.6 years for fiscal 2004, 5 years for fiscal 2003 and 2002. The weighted average fair value of options granted during the year are $8.57, $6.70, and $8.53 per share for fiscal 2004, 2003, and 2002, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options, based on the Black-Scholes option pricing model, is amortized to expense over the options' vesting periods. The following is the pro forma information using the fair value method under SFAS No. 123, as amended by SFAS No. 148 (in thousands, except per share amounts):

                                                                       Years Ended
                                                      --------------------------------------------
                                                                       January 31,     February 1,
                                                       January 29,        2004            2003
                                                          2005        (As Restated)   (As Restated)
                                                      ------------    ------------    ------------
Net income
   As reported                                             $39,673         $47,589         $34,087
   Add: Stock-based compensation expense
        included in reported net income, net of
        related tax effects                                     96              96              88
   Deduct: Total stock-based compensation
        expense determined under fair value
        method for all awards, net of related
        tax effects                                        (11,804)         (5,166)         (4,189)
                                                      ------------    ------------    ------------
   Pro forma                                               $27,965         $42,519         $29,986
                                                      ============    ============    ============

Basic earnings per share:
   As reported                                               $0.86           $1.00           $0.72
   Pro forma                                                 $0.60           $0.90           $0.64

Diluted earnings per share:
   As reported                                               $0.83           $0.96           $0.69
   Pro forma                                                 $0.59           $0.87           $0.61

ACCELERATED OPTIONS

We accelerated the vesting of certain stock options awarded to employees, officers and directors under various stock option plans, which had exercise prices that were below market closing price on January 4, 2005. Options to purchase approximately 1.38 million shares became exercisable immediately as a result of the vesting acceleration. Our Board approved the vesting acceleration as a result of SFAS No. 123 requiring the expensing of stock options effective later in 2005 which with respect to such accelerated options would have negatively impacted our results from operations.

COMPREHENSIVE INCOME

We report comprehensive income in accordance with the provisions of SFAS 130, "Reporting Comprehensive Income." SFAS 130 established standards for the reporting and display of comprehensive income. Components of comprehensive income include net earnings (loss), foreign currency translation adjustments and gains/losses associated with investments available for sale. Comprehensive income for the fiscal years ended January 29, 2005 and January 31, 2004 were $39.7 million and $47.4 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

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

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," for which the measurement and recognition provisions were to be effective for reporting periods beginning after June 15, 2004. However, in September 2004, the EITF issued FASB Staff Position EITF Issue No. 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, `The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,'" which postponed the measurement and recognition provisions of EITF 03-1, but maintained the disclosure requirements for all investments within the scope of the guidance to be effective in annual financial statements for fiscal years ending after June 15, 2004. EITF 03-1 provides a three-step process for determining whether investments, including debt securities, are other than temporarily impaired and requires additional disclosures in annual financial statements. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor's intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. We do not expect the adoption of EITF 03-1 to have a material impact on our results of operations or financial condition because our investments are short-term in nature and consist primarily of interest bearing bonds that are highly liquid and low risk with a minimum credit quality rating of A-1 (Standard and Poor's), SP-1 (Moody's Investor Service) or equivalent

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4". SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our operating results or financial condition.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmentary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement provides that exchanges of nonmonetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on our operating results or financial condition.

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25 and amends Statement No. 95, "Statement of Cash Flows." Under SFAS No. 123, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received and pro forma disclosure is no longer permitted. The cost of the equity instruments will be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and will be required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The statement is effective in the first interim or annual reporting period beginning after June 15, 2005.

SFAS No. 123R provides two alternatives for adoption: (1) a "modified prospective" method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a "modified retrospective" method which follows the approach in the "modified prospective" method, but also permits entities to restate prior periods to record compensations cost calculated under SFAS No. 123 for the pro forma disclosure. We are currently evaluating our share-based payment programs on our results of operations, and do not expect the adoption of SFAS No. 123 to have a material impact on our overall financial position but could significantly impact results of operations.

The impact of adopting SFAS No. 123R cannot be accurately estimated at this time because it will depend on levels of share-based awards granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS No 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. This change will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the amount of this change cannot be estimated at this time, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.6 million, $6.6 million, and $5.1 million in fiscal 2004, 2003 and 2002, respectively.


NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS

In accordance with SFAS No. 13, "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases" ("FTB 88-1"), we account for rental expense for step provisions and escalation clauses on a straight-line basis over the minimum lease term, with such amounts being included along with other related rent expense as part of "Cost of goods sold, including buying, distribution and occupancy costs." Construction allowances and other lease concessions received from landlords are amortized over the minimum lease term on a straight-line basis as part of "Cost of goods sold, including buying, distribution and occupancy costs." However, in our detailed accounts, we had previously recorded this amortization as a reduction of depreciation expense, rather than rent expense. Both depreciation and rent expense are reflected within "Cost of goods sold, including buying, distribution and occupancy costs" on the statements of income.

Historically, our balance sheets have reflected the unamortized portion of construction allowances and other lease concessions as a reduction of "Leaseholds, fixtures and equipment, net," instead of as a component of deferred rent liability. Further, our historical statements of cash flows have reflected construction allowances and other lease concessions received as a reduction of "Leaseholds, fixtures and equipment, net" (within "investing" cash flows), rather than as an operating lease activity (within "operating" cash flows).

We had historically recognized rent expense on a straight-line basis over the lease term. Our leases typically have a rent commencement date to coincide with the initial occupancy date, or store opening date. The store opening date coincided with the commencement of business operations, which is the intended use of the property. Management re-evaluated FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases" and determined that the lease term for amortization purposes should commence on the date we take possession of the leased space for construction purposes, which is generally two months prior to a store opening date. Excluding tax impacts, the correction of this accounting requires us to record additional rent credits in "Deferred rent" and to adjust "Retained earnings" on the consolidated balance sheets, as well as to record additional rent expense in the form of deferred rent amortization in "Costs of goods sold, including, buying, distribution and occupancy costs" on the consolidated statements of income for the years ended January 31, 2004 and February 1, 2003. The cumulative effect of these changes is a reduction to retained earnings of $1.6 million as of the beginning of fiscal 2002 and incremental decreases to retained earnings of $543,000 and $453,000, for the fiscal years ended 2002 and 2003, respectively. The impact of these adjustments reduced net income recorded in the first, second and third quarters of fiscal 2004 by $82,000, $119,000, and $132,000, respectively and changed net income recorded in the first, second, third and fourth quarters of fiscal 2003 by ($156,000), ($150,000), ($178,000) and $31,000, respectively.

The following is a summary of the effects of these changes on our consolidated balance sheets as of January 31, 2004 and February 1, 2003, as well as the effects of these changes on our consolidated statements of income and cash flows for fiscal years 2003 and 2002 (in thousands, except share data):

                                                                                  Consolidated Statements of Income
                                                                            --------------------------------------------
                                                                                 As
                                                                             Previously
Fiscal Year Ended January 31, 2004                                            Reported      Adjustments      As Restated
----------------------------------------------------------------------      ------------    ------------    ------------
Cost of goods sold, including buying, distribution and occupancy costs      $    351,542    $        735    $    352,277
Operating income                                                                  76,545            (735)         75,810
Income before income taxes                                                        77,863            (735)         77,128
Provision for income taxes                                                        29,821            (282)         29,539
Net income                                                                        48,042            (453)         47,589
Net income per share - basic                                                        1.01           (0.01)           1.00
Net income per share - diluted                                                      0.97           (0.01)           0.96

Fiscal Year Ended February 1, 2003
----------------------------------------------------------------------
Cost of goods sold, including buying, distribution and occupancy costs      $    273,132    $        876    $    274,008
Operating income                                                                  54,484            (876)         53,608
Income before income taxes                                                        55,855            (876)         54,979
Provision for income taxes                                                        21,225            (333)         20,892
Net income                                                                        34,630            (543)         34,087
Net income per share - basic                                                        0.74           (0.01)           0.72
Net income per share - diluted                                                      0.70           (0.01)           0.69


                                                                                     Consolidated Balance Sheets
                                                                            --------------------------------------------
                                                                                 As
                                                                             Previously
January 31, 2004                                                              Reported      Adjustments      As Restated
----------------------------------------------------------------------      ------------    ------------    ------------
Leasehold, fixtures and equipment, net                                      $     88,348    $     14,490    $    102,838
Total assets                                                                     281,592          14,490         296,082
Income taxes payable                                                               7,242              36           7,278
Deferred rent                                                                      3,155          18,688          21,843
Deferred taxes, net                                                                3,316          (1,608)          1,708
Retained earnings                                                                137,868          (2,626)        135,242
Total shareholders' equity                                                       223,905          (2,626)        221,279
Total liabilities and shareholders' equity                                       281,592          14,490         296,082

                                                                                Consolidated Statements of Cash Flows
                                                                            --------------------------------------------
                                                                                 As
                                                                             Previously
Fiscal Year Ended January 31, 2004                                            Reported      Adjustments      As Restated
----------------------------------------------------------------------      ------------    ------------    ------------
Net cash provided by operating activities                                   $     72,302    $      6,305    $     78,607
Net cash provided by investing activities                                        (81,894)         (6,305)        (88,199)

Fiscal Year Ended February 1, 2003
----------------------------------------------------------------------
Net cash provided by operating activities                                   $     60,317    $      4,522    $     64,839
Net cash provided by investing activities                                        (37,070)         (4,522)        (41,592)


                                                                           Consolidated Statements of Shareholders' Equity
                                                                           -----------------------------------------------
                                                                                 As
                                                                             Previously
February 2, 2002                                                              Reported      Adjustments      As Restated
----------------------------------------------------------------------      ------------    ------------    ------------
Retained earnings                                                           $     74,725    $     (1,630)   $     73,095



NOTE 3.  LEASEHOLDS, FIXTURES AND EQUIPMENT

Leaseholds, fixtures and equipment are summarized as follows (in thousands):

                                                                   January 31,
                                                    January 29,        2004
                                                       2005       (As Restated)
                                                    -----------    -----------
Furniture, fixtures and equipment                   $   110,503    $    78,476
Leasehold improvements                                  115,579         91,175
                                                    -----------    -----------
                                                        226,082        169,651

Less: accumulated depreciation and amortization         (89,681)       (66,813)
                                                    -----------    -----------
                                                    $   136,401    $   102,838
                                                    ===========    ===========

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                                  January 31,
                                                    January 29,       2004
                                                       2005      (As Restated)
                                                    -----------   -----------
Accrued payroll and related expenses                $     4,194   $     9,833
Gift cards, gift certificates and
     store merchandise credits                            7,943         5,713
Accrued percentage rents                                  1,858         4,012
Other                                                    13,774         8,575
                                                    -----------   -----------
                                                    $    27,769   $    28,133
                                                    ===========   ===========

NOTE 5. BANK CREDIT AGREEMENT

We maintain an unsecured bank credit agreement of $5.0 million. The credit agreement will expire in August 2005 and we expect to renew the credit agreement under similar terms. Letters of credit are issued under the credit agreement, which are primarily used for inventory purchases. At January 29, 2005, we had $130,000 of outstanding letters of credit issued under the credit agreement.

NOTE 6. COMMITMENTS AND CONTINGENCIES

LEASES

We have entered into lease agreements for retail, distribution and office space, vehicles, and equipment under primarily noncancelable leases with terms ranging from approximately two to ten years. The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or 5% to 8% of annual sales volume. Certain leases provide for increasing minimum annual rental amounts. Rent expense is recorded on a straight-line basis over the term of the lease based on us taking possession of premises. Accordingly, deferred rent, as reflected in the accompanying balance sheets, represents the difference between rent expense accrued and amounts paid under the terms of the lease agreements. Total rent expense for the years ended January 29, 2005, January 31, 2004, and February 1, 2003 was $44,341,000, $38,572,000, and $30,787,000, respectively, including contingent rentals of $4,259,000, $4,866,000, and $3,670,000, respectively.

Annual future minimum lease payments under operating leases as of January 29, 2005 are as follows (in thousands):

Fiscal Year                                Operating Leases
-----------                                ----------------
2005                                          $   45,969
2006                                              45,875
2007                                              44,663
2008                                              42,504
2009                                              39,991
Thereafter                                       120,420
                                              ----------
Total minimum operating lease payments        $  339,422
                                              ==========


LITIGATION

We are involved in various matters of litigation during the ordinary course of business. Management does not currently believe any such matters will have a material adverse effect on our financial condition or results of operations.

INDEMNITIES, COMMITMENTS AND GUARANTEES

During the ordinary course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of California. We have issued guarantees in the form of letters of credit as security for some merchandise shipments from overseas. There were $130,000 of these letters of credit outstanding at January 29, 2005. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated financial statements.


NOTE 7. SHAREHOLDERS' EQUITY

STOCK SPLIT

On August 12, 2003, we announced that our Board of Directors approved a three-for-two stock split (in the form of a dividend) of our common stock. On the effective date of September 2, 2003, shareholders received a dividend of one additional share for every two shares they owned at the close of business on the record date of August 21, 2003. All share and per share amounts have been restated to reflect this stock split and all previous stock splits effectuated by us.

STOCK REPURCHASE

On May 8, 2002, we announced that our Board of Directors approved the repurchase of up to an aggregate of 1,500,000 shares of our common stock during the period ending January 31, 2003. As of January 31, 2003, we completed the repurchase of 1,500,000 shares of our common stock at a cost of $19.7 million, at an average price of $13.13 per common share.

On March 19, 2004, we announced that our Board of Directors approved the repurchase of up to an aggregate of 2,000,000 shares of our common stock during the period ending January 29, 2005. As of July 31, 2004 we completed the repurchase of 2,000,000 shares of our common stock at a cost of $46.8 million at an average price of $23.41.

On August 18, 2004, we announced that our Board of Directors approved an additional repurchase of up to an aggregate of 2,000,000 shares of our common stock during the period ending January 29, 2005. As of January 29, 2005, we completed the repurchase of 2,000,000 shares of our common stock at a cost of $32.8 million at an average price of $16.42.

EMPLOYEE STOCK PURCHASE PLAN

In June 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees. All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan. Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee's employment for any reason. In general, an employee may withdraw from participation in an offering at any time during the purchase period for such offering. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings occur every six months commencing January 1, 1997.

EQUITY INCENTIVE AND STOCK OPTION PLANS

Under the our 1996 Equity Incentive Plan, we may grant stock options, stock bonuses, restricted stock purchase rights and stock appreciation rights to employees, our directors or consultants, as deemed appropriate by the Board of Directors. Under our 1996 Non-Employee Directors' Stock Option Plan and together with the 1996 Equity Incentive Plan (the "Plans"), we may grant stock options to non-employee directors. The exercise price of options granted under the Plans shall be determined by the Board of Directors at the date of grant and shall not be lower than (i) 100% of the fair market value of our common stock on the date of grant for incentive stock options, (ii) 85% of the fair market value our common stock on the date of grant for non-statutory stock options, and (iii) 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock. Unless the Board of Directors declares otherwise, options vest over four years and generally expire ten years from the date of grant. An aggregate of 19,020,000 shares of common stock may be issued pursuant to the Plans. During fiscal 2003, the Plans were amended to increase the aggregate number of shares of common stock authorized for issuance by 2,775,000 shares. As of January 29, 2005, 2,388,671 shares were available for future grants. No options, under the Plans, have been granted to consultants.

We granted 7,737; 8,855; and 8,424 shares of restricted common stock in the year ended January 29, 2005, January 31, 2004, and February 1, 2003, respectively, to non-employee directors under the 1996 Equity Incentive Plan. The 7,737 restricted shares issued in fiscal 2004 will vest in the year ending January 28, 2006, the 8,855 restricted shares issued in fiscal 2003 vested in the year ended January 29, 2005, the 8,424 restricted shares issued in fiscal 2002 vested in the year ended January 31, 2004. All awarded common shares will remain restricted until such time the recipient is no longer a member of our Board of Directors. The value of these grants is expensed over the vesting period and $155,000, $155,000, and $142,000 was expensed in the years ended January 29, 2005, January 31, 2004, and February 1, 2003, respectively.


A summary of our stock option activity and related information follows:

                                         January 29, 2005         January 31, 2004         February 1, 2003
                                      ----------------------   ----------------------   ----------------------
                                                    Weighted                 Weighted                 Weighted
                                                    Average                  Average                  Average
                                                    Exercise                 Exercise                 Exercise
                                        Options      Price       Options      Price       Options      Price
                                      ----------------------   ----------------------   ----------------------
Outstanding at beginning of year       4,813,795    $  11.28    4,876,941    $   8.70    4,891,268    $   5.85
Granted                                1,447,750    $  24.75    1,396,931    $  15.78    1,394,475    $  15.14
Exercised                               (409,446)   $   8.94   (1,260,630)   $   6.11   (1,195,529)   $   4.13
Forfeited                               (159,254)   $  19.51     (199,447)   $  12.37     (213,273)   $  10.88
                                      ----------------------   ----------------------   ----------------------
Outstanding at end of year             5,692,845    $  14.67    4,813,795    $  11.28    4,876,941    $   8.70
                                      ======================   ======================   ======================

                                      ----------------------   ----------------------   ----------------------
Exercisable at end of year             4,417,071    $  14.48    2,146,586    $   7.80    2,000,054    $   5.06
                                      ======================   ======================   ======================

Exercise prices for the 5,692,845 options outstanding as of January 29, 2005 ranged from $1.51 to $27.60. The weighted average contractual life of those options is 7.2 years. The following table summarizes information about stock options outstanding as of January 29, 2005:

                                                       Outstanding Options
                             -------------------------------------------------------------------------
 Range of Exercise Prices                       Weighted      Weighted                      Weighted
                                                Average       Average                        Average
                                 Number         Exercise     Contractual     Number         Exercise
                              Outstanding        Price          Life       Exercisable       Price
------------------------------------------------------------------------------------------------------
        $1.51 - $3.73            780,942        $  2.88         4.4           780,942       $  2.88
        $5.97 - $11.00         1,112,878        $  8.90         5.9         1,040,596       $  8.80
       $11.23 - $15.33         1,139,378        $ 14.77         7.1           739,432       $ 14.77
       $15.61 - $25.06         1,491,697        $ 16.56         8.3           691,589       $ 17.25
       $25.51 - $27.60         1,167,950        $ 25.52         9.1         1,164,512       $ 25.52
                             -------------------------------------------------------------------------
        $1.51 - $27.60         5,692,845        $ 14.67         7.2         4,417,071       $ 14.48
                             =========================================================================

We recorded tax benefits associated with the exercise of non-qualified stock options and non-qualifying dispositions of incentive stock options. The tax benefits increased shareholders' equity and decreased income taxes payable in the amounts of $1,585,000, $6,616,000, and $5,118,000 for the years ended
January 29, 2005, January 31, 2004, and February 1, 2003, respectively.


NOTE 8. NET INCOME PER SHARE

We compute net income per share pursuant to Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic net income per share is computed based on the weighted average number of common shares outstanding for the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period.

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows (all amounts in thousands except per share amounts):

                                                          January 29,   January 31,   February 1,
                                                             2005          2004           2003
                                                                       (As Restated) (As Restated)
                                                          -----------   -----------   -----------
Basic Earnings Per Share Computation:
      Numerator                                           $    39,673   $    47,589   $    34,087
      Denominator:
          Weighted average common shares outstanding           46,379        47,479        47,027
                                                          -----------   -----------   -----------
          Total shares                                         46,379        47,479        47,027
                                                          ===========   ===========   ===========
      Basic earnings per share                            $      0.86   $      1.00   $      0.72
                                                          ===========   ===========   ===========

Diluted Earnings Per Share Computation:
      Numerator                                           $    39,673   $    47,589   $    34,087
      Denominator:
          Weighted average common shares outstanding           46,379        47,479        47,027
          Incremental shares from assumed
               conversion of options                            1,496         2,109         2,249
                                                          -----------   -----------   -----------
          Total shares                                         47,875        49,588        49,276
                                                          ===========   ===========   ===========
      Diluted earnings per share                          $      0.83   $      0.96   $      0.69
                                                          ===========   ===========   ===========

NOTE 9. INCOME TAXES

Composition of the provision for income taxes for the years ended (in thousands):

                                     January 29,    January 31,    February 1,
                                         2005          2004           2003
                                                   (As Restated)  (As Restated)
                                     -----------    -----------    -----------
Current:
     Federal                         $    17,141    $    21,169    $    18,570
     State                                 3,574          4,577          2,963
                                     -----------    -----------    -----------
                                          20,715         25,746         21,533
                                     -----------    -----------    -----------

Deferred:
     Federal                               3,949          4,155           (415)
     State                                   (46)          (362)          (226)
                                     -----------    -----------    -----------
                                           3,903          3,793           (641)
                                     -----------    -----------    -----------
Total income tax expense             $    24,618    $    29,539    $    20,892
                                     ===========    ===========    ===========


Significant components of our deferred tax assets and liabilities as of (in thousands):

                                                    January 29,    January 31,
                                                       2005           2004
                                                                  (As Restated)
                                                    -----------    -----------
Current deferred tax assets:
     Inventory                                      $       940    $       701
     Accrued vacation and other                             779            727
     State taxes                                            566            597
     Other assets                                           256            234
                                                    -----------    -----------
Net current deferred tax assets                           2,541          2,259
                                                    -----------    -----------

Noncurrent deferred tax assets (liabilities):
     Depreciation                                        (6,600)        (2,447)
     Deferred rent                                          524            739
                                                    -----------    -----------
Total noncurrent deferred tax liabilities                (6,076)        (1,708)
                                                    -----------    -----------
Net deferred tax liabilities                        $    (3,535)   $      (551)
                                                    ===========    ===========

Reconciliation of the provision for income taxes to the statutory tax rate for the years ended:

                                                  January 29,     January 31,     February 1,
                                                      2005            2004            2003
                                                  -----------     -----------     -----------
Statutory federal rate                                 35.0%           35.0%           35.0%
Permanent differences                                  (0.2)           (0.4)           (0.5)
State and local taxes, net of federal benefit           3.6             3.6             3.7
Other items                                            (0.1)            0.1            (0.2)
                                                  -----------     -----------     -----------
Effective income tax rate                              38.3%           38.3%           38.0%
                                                  ===========     ===========     ===========

We operate in numerous tax jurisdictions and are subject to routine tax examinations. Any such examinations could involve difficult issues and multiple years. Although we cannot predict the outcome of future examinations, amounts that could be owed in excess of amounts accrued will impact future tax expense but will not impact our financial condition.

NOTE 10. EMPLOYEE BENEFIT PLAN

Effective January 1, 1995, we adopted the Hot Topic 401(k) Retirement Savings Plan (the "401(k) Plan"). All employees who have been employed by us for at least one year of service, maintained a minimum of 1,000 hours worked during the year and are at least 21 years of age are eligible to participate. Employees may contribute to the 401(k) Plan up to 25% of their current compensation, subject to a statutorily prescribed annual limit. We may at our discretion contribute certain amounts to eligible employees' accounts. We have not made any contributions to the 401(k) Plan.