Form 10-Q
period 2005-04-30
HOT TOPIC INC /CA/
filed 2005-05-27
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 0-28784

HOT TOPIC, INC.

(Exact name of registrant as specified in its charter)

CALIFORNIA	77-0198182
(State of incorporation)	(IRS Employer Identification No.)

18305 EAST SAN JOSE AVE., CITY OF INDUSTRY, CA	91748
(Address of principal executive offices)	(Zip Code)

(626) 839-4681

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 17, 2005 – 44,924,303 shares of common stock, no par value.

HOT TOPIC, INC.

Hot Topic, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	April 30, 2005	May 1, 2004 (As Restated)	January 29, 2005 (Audited)
Assets
Current assets:
Cash and cash equivalents	$14,625	$11,021	$5,248
Short-term investments	41,338	75,250	61,091
Inventory	69,255	57,623	60,481
Prepaid expenses and other	12,567	11,089	12,390
Deferred tax assets	2,541	2,259	2,541

Total current assets	140,326	157,242	141,751

Leaseholds, fixtures and equipment, net	146,437	112,140	136,401
Deposits and other	246	193	243

Total assets	$287,009	$269,575	$278,395

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$18,862	$22,042	$17,874
Accrued liabilities	29,637	22,913	27,769
Income taxes payable	2,224	2,305	8,887

Total current liabilities	50,723	47,260	54,530

Deferred rent	33,249	23,603	30,227
Deferred tax liability	6,076	1,657	6,076

Commitments and contingencies	—	—	—

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common shares, no par value; 150,000,000 shares authorized; 44,916,005; 46,983,700 and 44,592,836 shares issued and outstanding at April 30, 2005, May 1, 2004 and January 29, 2005, respectively	95,338	134,933	90,921
Retained earnings	101,846	62,450	96,847
Accumulated other comprehensive loss	(223)	(328)	(206)

Total shareholders’ equity	196,961	197,055	187,562

Total liabilities and shareholders’ equity	$287,009	$269,575	$278,395

See notes to consolidated financial statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 30, 2005	May 1, 2004 (As Restated)
Net sales	$149,762	$128,143
Cost of goods sold, including buying, distribution and occupancy costs	98,597	83,958

Gross margin	51,165	44,185
Selling, general and administrative expenses	43,401	35,985

Operating income	7,764	8,200
Interest income, net	338	352

Income before income taxes	8,102	8,552
Provision for income taxes	3,103	3,275

Net income	$4,999	$5,277

Net income per share:
Basic	$0.11	$0.11

Diluted	$0.11	$0.11

Shares used in computing net income per share:
Basic	44,748	48,019
Diluted	46,175	50,131

See notes to consolidated financial statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	April 30, 2005	May 1, 2004 (As Restated)
OPERATING ACTIVITIES
Net income	$4,999	$5,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,897	5,511
Tax benefit from exercise of stock options	1,283	767
Stock-based compensation	39	39
Loss on disposal of fixed assets	66	38
Changes in operating assets and liabilities:
Inventory	(8,774)	(5,686)
Prepaid expenses and other current assets	(178)	(435)
Deposits and other assets	(3)	(4)
Accounts payable	988	6,201
Accrued liabilities	1,828	(5,225)
Deferred rent	3,022	1,759
Deferred taxes	—	(51)
Income taxes payable	(6,663)	(4,973)

Net cash provided by operating activities	3,504	3,218

INVESTING ACTIVITIES
Purchases of leasehold, fixtures and equipment	(16,998)	(14,885)
Proceeds from sale of short-term investments	39,600	87,493
Purchases of short-term investments	(19,863)	(46,551)

Net cash used in investing activities	2,739	26,057

FINANCING ACTIVITIES
Repurchase of common stock	—	(31,286)
Proceeds from employee stock purchases and exercise of stock options	3,134	1,146

Net cash (used in) provided by financing activities	3,134	(30,140)

(Decrease) increase in cash and cash equivalents	9,377	(865)
Cash and cash equivalents at beginning of year	5,248	11,886

Cash and cash equivalents at end of year	$14,625	$11,021

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$1	$2

Cash paid during the year for income taxes	$8,492	$7,562

See notes to consolidated financial statements.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Organization and Basis of Presentation

Hot Topic, Inc. is a mall-based specialty retailer operating the Hot Topic and Torrid store concepts. Hot Topic sells a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. In fiscal 2001 (the fiscal year ended February 2, 2002), we launched a second retail concept under the trade name Torrid. Torrid sells apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. At the end of the first quarter (April 30, 2005) of fiscal 2005 (the fiscal year ending January 28, 2006), we operated 607 Hot Topic stores in 50 states and Puerto Rico, and 87 Torrid stores. We also maintain two distinct websites, www.hottopic.com (“hottopic.com”) and www.torrid.com (“torrid.com”), which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. We have one reportable segment given the similarities of the economic characteristics among the store formats. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

The information set forth in these financial statements is unaudited except for the January 29, 2005 Consolidated Balance Sheet. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments, consisting only of normal recurring entries, necessary for a fair presentation have been included. The results of operations for the three months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending January 28, 2006.

Certain reclassifications have been made to prior year periods to conform to current period presentation. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 29, 2005.

NOTE 2. Restatement of Prior Financial Information

In March 2005, we restated our consolidated financial statements for fiscal 2004, which included our consolidated balance sheet at May 1, 2004, and our consolidated statements of income and cash flows for the three months ended May 1, 2004. The restatement also affected periods prior to fiscal 2004. The restatement corrected our historical accounting for operating leases. For information with respect to the restatement, See Note 2 to the consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2004. We did not amend our previously filed Quarterly Reports on Form 10-Q for the restatement, therefore the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout this Form 10-Q, all reference amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

As a result of this restatement, our financial results have been adjusted as follows (in thousands, except per share data):

	Consolidated Statements of Income
Three months ended May 1, 2004	As Previously Reported	Adjustments	As Restated
Cost of goods sold, including buying, distribution and occupancy costs	$83,826	$132	$83,958
Operating income	8,332	(132)	8,200
Income before income taxes	8,684	(132)	8,552
Provision for income taxes	3,326	(51)	3,275
Net income	5,358	(81)	5,277
Net income per share - basic	0.11	—	0.11
Net income per share - diluted	0.11	—	0.11

	Consolidated Balance Sheets
At May 1, 2004	As Previously Reported	Adjustments	As Restated
Leasehold, fixtures and equipment, net	$96,236	$15,904	$112,140
Total assets	253,671	15,904	269,575
Income taxes payable	2,269	36	2,305
Deferred rent	3,368	20,235	23,603
Deferred taxes, net	3,316	(1,659)	1,657
Retained earnings	65,158	(2,708)	62,450
Total shareholders’ equity	199,763	(2,708)	197,055
Total liabilities and shareholders’ equity	253,671	15,904	269,575

	Consolidated Statement of Cash Flows
Three months ended May 1, 2004	As Previously Reported	Adjustments	As Restated
Net cash provided by operating activities	$1,311	$1,907	$3,218
Net cash provided by investing activities	27,964	(1,907)	26,057

NOTE 3. Net Income Per Share

We compute net income per share pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share.” Basic net income per share is computed based on the weighted average number of common shares outstanding for the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period.

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows (all amounts in thousands except per share amounts):

	Three Months Ended
	April 30, 2005	May 1, 2004 (As Restated)
Basic EPS Computation:
Numerator	$4,999	$5,277
Denominator:
Weighted average common shares outstanding	44,748	48,019

Total shares	44,748	48,019

Basic EPS	$0.11	$0.11

Diluted EPS Computation:
Numerator	$4,999	$5,277
Denominator:
Weighted average common shares outstanding	44,748	48,019
Incremental shares from assumed conversion of options	1,427	2,112

Total shares	46,175	50,131

Diluted EPS	$0.11	$0.11

NOTE 4. Comprehensive Income

Comprehensive income for the three months ended April 30, 2005 is as follows (in thousands):

	Three Months Ended
	April 30, 2005	May 1, 2004 (As Restated)
Comprehensive Income
Net income	$4,999	$5,277
Unrealized loss on marketable securities, net	(16)	(127)

Total comprehensive income	$4,983	$5,150

NOTE 5. Shareholders’ Equity

On March 19, 2004, we announced that our Board of Directors approved the repurchase of up to an aggregate of 2,000,000 shares of our common stock during the period ending January 29, 2005. As of May 1, 2004 we repurchased 1,280,000 shares of our common stock at a cost of $31.3 million, and as of July 31, 2004 we had completed the repurchase of 2,000,000 shares of our common stock at a cost of $46.8 million at an average price of $23.41.

On August 18, 2004, we announced that our Board of Directors approved an additional repurchase of up to an aggregate of 2,000,000 shares of our common stock during the period ending January 29, 2005. As of January 29, 2005, we completed the repurchase of 2,000,000 shares of our common stock at a cost of $32.8 million at an average price of $16.42.

NOTE 6. Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million. The credit agreement will expire in August 2005 and we expect to renew the credit agreement under similar terms. Letters of credit are issued under the credit agreement, which are primarily used for inventory purchases. At April 30, 2005, we had $6,000 of outstanding letters of credit issued under the credit agreement.

NOTE 7. Commitments and Contingencies

Litigation

On June 23, 2004, a non-profit corporation named Center for Environmental Health filed a lawsuit in Federal district court in Alameda, California against over two dozen retailers, large and small, including Hot Topic, Inc. Other defendants include teen retailers like Claire’s and Wet Seal, department stores like Sears, Nordstrom, Macy’s and J.C. Penney, and large retailers like Wal-Mart and Target. Certain of the defendants, but not Hot Topic, were also named defendants in a substantially similar lawsuit filed by the State of California. The complaint in each case alleges, in general, that the defendant retailers have violated certain California statutes by not providing sufficient warning about an alleged potential for lead exposure relating to costume jewelry sold in stores. The complaints do not contain allegations of personal injury. In August 2004, we were served another complaint, filed in the Circuit Court of Shelby County, Tennessee, claiming we are liable due to alleged lead content in our costume jewelry we allegedly target to children. This complaint is an alleged class action, again excluding any personal injury claim, with counts of negligence and breach of implied warranty. Similar claims had been made in Tennessee, prior to service upon us, against other retailers in the same jurisdiction by plaintiffs represented by the same law firm. In the first such case with significant activity, a motion to dismiss the claims in their entirety has been granted. The plaintiff in that case has indicated it will appeal the grant of dismissal, and the Tennessee case against us will be delayed pending the outcome of appeal. The plaintiffs in the above California cases seek unspecified fines and penalties, attorneys’ fees and costs, and injunctive and other equitable relief; and the plaintiff in the Tennessee case seeks unspecified money damages, punitive damages, attorneys’ fees and injunctive relief on behalf of the alleged class. We continue to evaluate appropriate action in each of these cases with our counsel. In each case, we believe we have meritorious defenses to the plaintiff’s claims and intend to defend against such claims; though it is impossible to predict the outcome of the proceeding, and it is possible the plaintiff will be awarded requested remedies or that we may determine it appropriate to settle the lawsuit which could require us to take or not take certain actions.

On September 17, 2004, a former Torrid employee filed a lawsuit against us in Superior Court of Los Angeles County, on behalf of a purported class. The lawsuit asserts claims for failure to provide adequate meal or rest breaks, improper payment of overtime wages, failure to timely pay wages at end of employment and unfair business practices. The lawsuit seeks compensatory damages, statutory penalties, punitive damages, attorneys’ fees and injunctive relief. On October 21, 2004, we filed an answer denying the material allegations of the complaint, and we intend to vigorously defend ourselves against the various claims. Discovery has begun in connection with this matter but at the present time we are unable to predict the outcome of the matter.

On November 18, 2004, a former Torrid employee filed a lawsuit against us in Superior Court of Los Angeles County, on behalf of a purported class. The lawsuit asserts claims for, among other things, failure to pay overtime wages and unfair business practices. The lawsuit seeks compensatory damages, statutory penalties, restitution, interest and other costs, and attorneys’ fees. On January 7, 2005, we filed an answer denying the material allegations of the complaint, and we intend to vigorously defend ourselves against the various claims. Discovery has begun in connection with this matter but at the present time we are unable to predict the outcome of the matter.

We are involved in various matters of litigation during the ordinary course of business. Management does not currently believe any such matters will have a material adverse effect on our financial condition or results of operations.

Indemnities, Commitments and Guarantees

During the ordinary course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of California. We have issued guarantees in the form of letters of credit as security for some merchandise shipments from overseas. There were $6,000 of these letters of credit outstanding at April 30, 2005. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated financial statements.

NOTE 8. Stock-Based Compensation

We account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” We follow the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 requires disclosures of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We are required to follow the prescribed disclosure format and have provided the additional disclosures required by SFAS No. 148 for the three months ended April 30, 2005.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if we accounted for our employee stock incentives under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options, based on the Black-Scholes option pricing model, is amortized to expense over the options’ vesting periods. The following is the pro forma information using the fair value method under SFAS No. 123, as amended by SFAS No. 148 (in thousands, except per share amounts):

	Three Months Ended
	April 30, 2005	May 1, 2004 (As Restated)
Net income
As reported	$4,999	$5,277
Add: Stock-based compensation expense included in reported net income, net of related tax effects	24	24
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(1,073)	(1,550)

Pro forma	$3,950	$3,751

Basic earnings per share:
As reported	$0.11	$0.11
Pro forma	$0.09	$0.08
Diluted earnings per share:
As reported	$0.11	$0.11
Pro forma	$0.09	$0.08

NOTE 9. Impact of Recently Issued Accounting Standards

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” for which the measurement and recognition provisions were to be effective for reporting periods beginning after June 15, 2004. However, in September 2004, the EITF issued FASB Staff Position EITF Issue No. 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,’” which postponed the measurement and recognition provisions of EITF 03-1, but maintained the disclosure requirements for all investments within the scope of the guidance to be effective in annual financial statements for fiscal years ending after June 15, 2004. EITF 03-1 provides a three-step process for determining whether investments, including debt securities, are other than temporarily impaired and requires additional disclosures in annual financial statements. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. The adoption of EITF 03-1 did not have a material impact on our results of operations or financial condition because our investments are short-term in nature and consist primarily of interest bearing bonds that are highly liquid and low risk with a minimum credit quality rating of A-1 (Standard and Poor’s), SP-1 (Moody’s Investor Service) or equivalent

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our operating results or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmentary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement provides that exchanges of nonmonetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on our operating results or financial condition.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25 and amends Statement No. 95, “Statement of Cash Flows.” Under SFAS No. 123, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received and pro forma disclosure is no longer permitted. The cost of the equity instruments will be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and will be required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The statement is effective in the first annual reporting period beginning after June 15, 2005.

SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. We are currently evaluating the probable impact of our share-based payment programs on our results of operations. We do not expect the adoption of SFAS No. 123 to have a material impact on our overall financial position, but it could significantly impact results of operations.

The impact of adopting SFAS No. 123R cannot be accurately estimated at this time because it will depend on levels of share-based awards granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. This change will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the amount of this change cannot be estimated at this time, the amount of operating cash flows recognized in prior periods for such excess tax deductions was $1.6 million, $6.6 million, and $5.1 million in fiscal 2004, 2003 and 2002, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations, financial condition and liquidity, and other matters should be read in conjunction with our Consolidated Financial Statements and the Notes related thereto.

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal year ending January 28, 2006 and fiscal years ended January 29, 2005, January 31, 2004, and February 1, 2003 are 52-week years.

The discussion below includes references to “comparable stores.” We consider a store comparable after it has been open for 15 full months. If a store is relocated or expanded by more than 15% in total square footage, it is removed from the comparable store base and, similar to new stores, becomes comparable after 15 full subsequent months.

RESTATEMENT OF PRIOR FINANCIAL INFORMATION

In March 2005, we restated our consolidated financial statements for fiscal 2004, which included our consolidated balance sheet at May 1, 2004, and the consolidated statements of operations and cash flows for the three months ended May 1, 2004 in this Quarterly Report on Form 10-Q. The restatement corrected our historical accounting for operating leases. The restatement adjustments are non-cash and had no impact on revenues, comparable store sales or overall cash flows. For information with respect to the restatement, see “Note 2” to the consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2004. We did not amend our previously filed Quarterly Reports on Form 10-Q for the restatement; therefore, the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2005 Compared to Three Months Ended May 1, 2004

The following table sets forth selected data from our income statement expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

For the three months ended:	April 30, 2005	May 1, 2004
Net sales	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	65.8	65.5

Gross margin	34.2	34.5
Selling, general and administrative expenses	29.0	28.1

Operating income	5.2	6.4
Interest income, net	0.2	0.3

Income before income tax expense	5.4	6.7
Income tax expense	2.1	2.6

Net income	3.3%	4.1%

Net sales increased $21.6 million, or 16.9%, to $149.7 million during the first quarter of fiscal 2005 from $128.1 million during the first quarter of fiscal 2004. The components of this $21.6 million increase in net sales are as follows:

Amount ($ millions)	Description
$13.9	Net sales from new Hot Topic stores opened during the first quarter of fiscal 2005 and Hot Topic stores not yet qualifying as comparable stores

5.9	Net sales from new Torrid stores opened during the first quarter of fiscal 2005 and Torrid stores not yet qualifying as comparable stores

1.0	0.9% increase in comparable store net sales in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004

0.5	Internet sales (hottopic.com and torrid.com)

0.3	Net sales from 16 expanded or relocated Hot Topic and Torrid stores

$21.6	Total

At the end of the first quarter of fiscal 2005, 535 of our 694 stores (Hot Topic and Torrid) were included in the comparable store base, compared to 438 of our 581 stores (Hot Topic and Torrid) open at the end of the first quarter of fiscal 2004. Sales of Hot Topic’s apparel and tee-shirts, as a percentage of total net sales, were 55% for the first quarter of fiscal 2005 compared to 52% for the first quarter of fiscal 2004. The increase of the apparel category in the product mix was driven by increased sales of music-licensed apparel, men’s novelty tees and women’s tops, partially offset by a decline in men’s and women’s bottoms.

Gross margin increased $7.0 million to $51.2 million during the first quarter of fiscal 2005 from $44.2 million during the first quarter of fiscal 2004. As a percentage of net sales, gross margin decreased to 34.2% during the first quarter of fiscal 2005 from 34.5% in the first quarter of fiscal 2004. The significant components of this 0.3% decrease in gross margin as a percentage of net sales are as follows:

%	Description
0.5%	Increase in merchandise margin, principally due to lower markdown activities

(0.4)	Increase in distribution expenses, due to pre-opening costs associated with our additional distribution center location

(0.3)	Increase in store occupancy and depreciation expenses, primarily due to a relative larger increase in store square footage compared to sales increase

(0.1)	Increase in buying costs due to higher payroll expense

(0.3)%	Total

Selling, general and administrative expenses increased $7.4 million, or 20.6%, to $43.4 million during the first quarter of fiscal 2005 compared to $36.0 million during the first quarter of fiscal 2004. As a percentage of net sales, selling, general and administrative expenses increased to 29.0% in the first quarter of fiscal 2005 compared to 28.1% in the first quarter of fiscal 2004. The total dollar increase in selling, general and administrative expenses was primarily attributable to a 19.4% increase in the number of retail stores from 581 at the end of the first quarter of fiscal 2004 to 694 at the end of the first quarter of fiscal 2005 and the corresponding additional payroll and other expenses required to support these additional stores. The significant components of this 0.9% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
0.7%	Increase in store other expenses, primarily due to higher supplies costs, credit card processing fees and business licenses/taxes

0.2	Increase in depreciation and amortization primarily as a result of new warehouse management software implemented during the second quarter of fiscal 2004

0.1	Increase in store payroll expense due to deleveraging of wage rate increases in excess of our comparable store sales increase

0.1	Increase in pre-opening expenses due to higher costs per store

(0.2)	Decrease in other general and administrative expenses due primarily to leveraging headquarters expenses

0.9%	Total

Operating income decreased $0.4 million to $7.8 million during the first quarter of fiscal 2005 from $8.2 million during the first quarter of fiscal 2004. As a percentage of net sales, operating income was 5.2% in the first quarter of fiscal 2005 compared to 6.4% in the first quarter of fiscal 2004.

Net interest income decreased 0.1% to 0.2% for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004, principally due to lower average cash and short term investment balances in the first quarter of 2005 as compared to the first quarter of 2004, as a result of our common stock repurchases during 2004.

Income tax expense was $3.1 million for the first quarter of fiscal 2005 compared to $3.3 million for the first quarter of fiscal 2004. The effective tax rate was 38.3% for both the first quarter of fiscal 2005 and fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

Historically and during the first three months of fiscal 2005, our primary uses of cash have been to finance store openings and purchase merchandise inventories, as well as periodic repurchases of our common shares. In recent years, we have satisfied our cash requirements principally from cash flows from operations and to a lesser extent proceeds from the exercise of stock options. We also maintain a

$5.0 million unsecured credit agreement for the purpose of issuing letters of credit, primarily for inventory purchases. At April 30, 2005, we had $6,000 of outstanding letters of credit under the credit agreement.

Cash flows provided by operating activities were $3.5 million in the first three months of fiscal 2005 compared to $3.2 million provided by operating activities in the first three months of fiscal 2004. The increase of $0.3 million in cash flows from operating activities in the first three months of 2005 compared to the first three months of 2004 resulted primarily from an increase in accrued liabilities, deferred rent, deprecation expense and tax benefit from stock options exercised offset by increase in inventory, decrease in accounts payable and income taxes payable.

Cash flows provided by investing activities were $2.7 million in the first three months of fiscal 2005 compared to $26.0 million provided by investing activities in the first three months of fiscal 2004. The $23.4 million decrease in net cash provided by investing activities is due to a decrease ($21.2 million) in the proceeds from the sale of short-term investments (net of purchases) and an increase ($2.1 million) in purchases of property and equipment primarily to support store openings, and for hardware and software systems.

Cash flows provided by financing activities were $3.1 million in the first three months of fiscal 2005 compared to cash flows used by financing activities of $30.1 million in the first three months of fiscal 2004. The $33.3 million increase in cash flows from financing activities is principally the result of repurchasing shares of our common stock for $31.3 million in the first quarter fiscal of 2004 and an increase of $2.0 in proceeds from exercise of stock options.

The following table summarizes our contractual obligations as of April 30, 2005, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period ($ in thousands)
Contractual obligations	Total	Within 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating leases	$353,156	$47,973	$94,053	$86,147	$124,983

Purchase obligations	71,212	71,212	—	—	—

Letters of credit and other obligations	1,774	1,643	131	—	—

Total contractual obligations	$426,142	$120,828	$94,184	$86,147	$124,983

We believe our current cash balances and cash generated from operations will be sufficient to fund our operations, planned expansion and repurchase of our common stock through at least the next 12 months.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of Hot Topic, Inc.’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related primarily to inventories, long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion about the application of these and other accounting policies, refer to the notes included in our Annual Report on Form 10-K for the year ended January 29, 2005.

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by these sections, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, expected financial results, the profitability of future sales of our products, new store openings and new store concepts. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include but are not limited to the items discussed under the captions “Certain Risks Related to the Our Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2.

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

Our ability to expand into new concepts, and in particular our Torrid concept, has not been fully tested. Accordingly, the operation of Torrid stores and the sale of Torrid merchandise over the Internet are subject to numerous risks, including unanticipated operational problems; lack of experience; lack of customer acceptance; new vendor relationships; competition from existing and new retailers; and diversion of management’s attention from the Hot Topic concept. The Torrid concept involves implementation of a retail apparel concept which is subject to most of the same risks as the Hot Topic concept, as well as additional risks inherent in a concept that concentrates on apparel and fashion, including risks of difficulty in merchandising, uncertainty of customer acceptance, fluctuations in fashion trends and customer tastes, extreme competition with a less differentiated product offering, and attendant markdown risks. We may not be able to generate continued customer interest in Torrid stores and products, and the Torrid concept may not be able to support the store or Internet sales format. Risks inherent in any new concept are particularly acute with respect to Torrid, because this is our first significant new venture, and the nature of the Torrid business differs in certain respects from that of the Hot Topic business. There can be no assurance that the Torrid stores or website will achieve sales and profitability levels that justify our investment.

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

A variety of factors affects our comparable store sales including, among others, the timing of new music releases and music/pop culture-related products; music and fashion trends; the general retail sales environment and the effect of the overall economic environment; our ability to efficiently source and distribute products; changes in our merchandise mix; and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that such fluctuations will continue. Our comparable store sales results were 0.9% for the first quarter of fiscal 2005, and the following table shows our comparable store sales results for other recent periods:

Fiscal Year	2004	2003	2002	2001
	(2.9)%	7.4%	5.0%	3.9%

	FY 2004	FY 2003
1st Quarter	4.0%	2.6%
2nd Quarter	(2.1)%	5.2%
3rd Quarter	(4.2)%	10.8%
4th Quarter	(6.0)%	8.5%

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

Our business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school, Halloween and Holiday (defined as the week of Thanksgiving through the first few days of January) seasons, and other periods when schools are not in session. The Holiday season has historically been our single most important selling season. We believe that the importance of the summer vacation and back-to-school seasons (which affect operating results in the second and third quarters) and to a lesser extent, the spring break season (which affects operating results in the first quarter) as well as Halloween (which affects operating results in the third quarter), all reduce our dependence on the Holiday selling season, but this may not always be the case to the same degree. As is the case with many retailers of apparel, accessories and related merchandise, we typically experience lower net sales in the first fiscal quarter relative to other quarters.

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

We sell merchandise over the Internet through the websites hottopic.com and torrid.com. Our Internet operations are subject to numerous risks and pose risks to our overall business, including, among other things: hiring; retention and training of personnel to conduct the Internet operations; diversion of sales from our stores; rapid technological change and the need to invest in additional computer hardware and software to support sales; liability for online content; failure of computer hardware and software, including computer viruses, telecommunication failures, online security breaches and similar disruptions; governmental regulation; and credit card fraud. There can be no assurance that our Internet operations will achieve sales and profitability levels that justify our investment in them.

We have made and plan to continue to make significant changes to information systems and software used in operation of our business, and we may not be able to effectively adopt changes in a way to prevent failures in our operations or negative impact on our financial performance and reporting.

Over the past several years, we have made improvements to existing hardware and software systems, as well as implemented new systems. Among other things, we have enhanced the functionality of our current GERS Retail Systems software and implemented new financial system software from Lawson. In addition, we are investing approximately $10 million in the implementation of a new warehouse management software system, a new Internet order management software system, and a new customer loyalty software system. We expect to significantly increase our reliance on these systems in fiscal 2005. If these information systems and software do not work effectively, we may experience delays or failures in our operations. These delays or failures could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. For example, in the second quarter of 2004, we experienced some delay in product distribution upon implementation of our new warehouse management system. To manage growth of our operations and personnel, we may need to continue to improve our operational and financial systems, transaction processing, and procedures and controls, and in doing so, we could incur substantial additional expenses.

Loss of key people or an inability to hire necessary and significant personnel could hurt our business.

Our financial performance depends largely on the efforts and abilities of senior management, especially Elizabeth McLaughlin, our Chief Executive Officer, who has been with us since 1993. We have a $2,000,000 key-person life insurance policy on Ms. McLaughlin. However, the sudden loss of Ms. McLaughlin’s services or the services of other members of our management team could have a material adverse effect on our business, results of operations and financial condition. Furthermore, there can be no assurance that Ms. McLaughlin and our existing management team will be able to manage Hot Topic, Inc. or our growth or that we will be able to attract and retain additional qualified personnel as needed in the future.

Our reliance on United Parcel Service, temporary employees and other mechanics of shipping of our merchandise creates distribution risks and uncertainties that could hurt our sales and business.

We rely upon United Parcel Service for our product shipments, including shipments to and from a significant number of our stores. Our reliance on this source for shipments is subject to risks, including employee strikes and inclement weather, associated with United Parcel Service’s ability to provide delivery services that adequately meet our shipping needs. We are also dependent upon temporary associates to adequately staff our distribution facility, particularly during busy periods such as the Holiday season and while multiple stores are opening. There can be no assurance that we will continue to receive adequate assistance from our temporary associates, or that there will continue to be sufficient sources of temporary associates. Additionally, certain products are imported and subject to delivery delays based on availability and ports capacity.

There is a risk we could acquire merchandise without full rights to sell it, which could lead to disputes or litigation and hurt our financial performance and stock price.

We purchase licensed merchandise from a number of suppliers who hold manufacturing and distribution rights under the terms of certain licenses. We generally rely upon vendors’ representations concerning manufacturing and distribution rights and do not independently verify whether these vendors legally hold adequate rights to licensed properties they are manufacturing or distributing. If we acquire unlicensed merchandise, we could be obligated to remove such merchandise from our stores, incur costs associated with destruction of merchandise if the distributor is unwilling or unable to reimburse us, and be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages. Any of these results could have a material adverse effect on our business, results of operations and financial condition.

We face intense competition, and an inability to adequately address it, or the success of our competitors, could limit or prevent our business growth and success.

The retail apparel and accessory industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified associates and management personnel. Hot Topic currently competes with street alternative stores located primarily in metropolitan areas; with other mall-based teenage-focused retailers such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Anchor Blue, Charlotte Russe Inc., Claire’s Stores, Inc., Forever 21, Pacific Sunwear of California, Inc., Spencer Gifts, Inc., H&M, The Buckle, Wet Seal, Inc., and Urban Outfitters, Inc.; and, to a lesser extent, with music stores and mail order catalogs and websites. Torrid has additional competitors, such as Alloy, Inc., Deb Shops, Delia’s Corp., Old Navy (a division of Gap Inc.), Lane Bryant, and plus-size departments in department stores and discount stores as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid’s products. Some of our competitors are larger and may have greater financial, marketing and other resources. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices. Increased competition could have a material adverse effect on our business, results of operations and financial condition.

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

Our Articles of Incorporation and Bylaws contain provisions that may have the effect of delaying, deterring or preventing a takeover of Hot Topic, Inc. For instance, our Articles of Incorporation include certain “fair price provisions” generally prohibiting business combinations with controlling or significant shareholders unless certain minimum price or procedural requirements are satisfied, and our Bylaws prohibit shareholder action by written consent. Additionally, our Board of Directors has the authority to issue, without shareholder approval, up to 10,000,000 shares of “blank check” preferred stock having such rights, preferences and privileges as designated by the Board of Directors. The issuance of these shares could have a dilutive effect on certain shareholders, and potentially prohibit a takeover of Hot Topic, Inc. by requiring the preferred shareholders to approve such a transaction.

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

All companies are subject to laws and regulations, some of which require certain actions to be taken (or not taken) and costs to be incurred relating to business processes and risk management. There are additional requirements for public companies, including the provisions of the Sarbanes-Oxley Act of 2002. With regard to the Sarbanes-Oxley Act, we have and will continue to incur significant expense as we continue to address the implications of applicable rules and our operations relative thereto, and as we work to respond to and comply with applicable requirements. Among other things, we have incurred and will incur additional expenses as we implement Section 404 of the Sarbanes Oxley Act. Section 404 requires management to report on, and our independent auditors to attest to, our internal controls. Compliance with these rules could also result in continued diversion of management’s time and attention, which could be disruptive to normal business operations.

If we do not satisfactorily or timely comply with these requirements, possible consequences could include sanction or investigation by regulatory authorities such as the Securities and Exchange Commission or the Nasdaq National Market, incomplete or late filing of our periodic reports, including our annual report on Form 10-K, or civil or criminal liability. Our stock price and business could also be adversely affected.

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

Recently effective accounting regulation changes require that all publicly traded companies begin recording compensation expense related to all unvested and newly granted stock options prospectively for annual periods beginning after June 15, 2005. Currently, we include such expenses on a pro forma basis in the notes to our quarterly and annual financial statements in accordance with accounting principles generally accepted in the United States of America and do not include compensation expense related to stock options in our reported earnings in the financial statements. When we begin expensing stock options as provided above, our reported earnings will be negatively impacted and our stock price could decline.

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

The management of the company maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision of and with the participation of our management, including the CEO and CFO. In performing our evaluation for fiscal 2004, management and the Audit Committee discussed our lease accounting policies with our independent registered public accounting firm and determined that our application of the lease accounting principles for free rent periods was not consistent with the views expressed by the SEC in their letter issued on February 7, 2005. Due to this inconsistency management concluded it had a material weakness in internal control over financial reporting as of the year ended January 29, 2005. However, during the quarter ended April 30, 2005 we remediated the material weakness in internal control over financial reporting by correcting our application of lease accounting principles for free rent periods. As a result, the CEO and CFO have concluded our disclosure controls and procedures are effective as of April 30, 2005.

Other than as described above, there were no changes in our internal controls over financial reporting that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On June 23, 2004, a non-profit corporation named Center for Environmental Health filed a lawsuit in Federal district court in Alameda, California against over two dozen retailers, large and small, including Hot Topic, Inc. Other defendants include teen retailers like Claire’s and Wet Seal, department stores like Sears, Nordstrom, Macy’s and J.C. Penney, and large retailers like Wal-Mart and Target. Certain of the defendants, but not Hot Topic, were also named defendants in a substantially similar lawsuit filed by the State of California. The complaint in each case alleges, in general, that the defendant retailers have violated certain California statutes by not providing sufficient warning about an alleged potential for lead exposure relating to costume jewelry sold in stores. The complaints do not contain allegations of personal injury. In August 2004, we were served another complaint, filed in the Circuit Court of Shelby County, Tennessee, claiming we are liable due to alleged lead content in our costume jewelry we allegedly target to children. This complaint is an alleged class action, again excluding any personal injury claim, with counts of negligence and breach of implied warranty. Similar claims had been made in Tennessee, prior to service upon us, against other retailers in the same jurisdiction by plaintiffs represented by the same law firm. In the first such case with significant activity, a motion to dismiss the claims in their entirety has been granted. The plaintiff in that case has indicated it will appeal the grant of dismissal, and the Tennessee case against us will be delayed pending the outcome of appeal. The plaintiffs in the above California cases seek unspecified fines and penalties, attorneys’ fees and costs, and injunctive and other equitable relief; and the plaintiff in the Tennessee case seeks unspecified money damages, punitive damages, attorneys’ fees and injunctive relief on behalf of the alleged class. We continue to evaluate appropriate action in each of these cases with our counsel. In each case, we believe we have meritorious defenses to the plaintiff’s claims and intend to defend against such claims; though it is impossible to predict the outcome of the proceeding, and it is possible the plaintiff will be awarded requested remedies or that we may determine it appropriate to settle the lawsuit which could require us to take or not take certain actions.

On September 17, 2004, a former Torrid employee filed a lawsuit against us in Superior Court of Los Angeles County, on behalf of a purported class. The lawsuit asserts claims for failure to provide adequate meal or rest breaks, improper payment of overtime wages, failure to timely pay wages at end of employment and unfair business practices. The lawsuit seeks compensatory damages, statutory penalties, punitive damages, attorneys’ fees and injunctive relief. On October 21, 2004, we filed an answer denying the material allegations of the complaint, and we intend to vigorously defend ourselves against the various claims. Discovery has begun in connection with this matter but at the present time we are unable to predict the outcome of the matter.

On November 18, 2004, a former Torrid employee filed a lawsuit against us in Superior Court of Los Angeles County, on behalf of a purported class. The lawsuit asserts claims for, among other things, failure to pay overtime wages and unfair business practices. The lawsuit seeks compensatory damages, statutory penalties, restitution, interest and other costs, and attorneys’ fees. On January 7, 2005, we filed an answer denying the material allegations of the complaint, and we intend to vigorously defend ourselves against the various claims. Discovery has begun in connection with this matter but at the present time we are unable to predict the outcome of the matter.

Though significant litigation or awards against us could seriously harm our business and financial results, we do not at this time expect any of the above-described litigation to have a material adverse effect on us.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws, as amended. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen stock certificate. (1)

10.1	2005 Executive Officer Base Salary and Equity Compensation.

10.2	2005 Board Compensation Policy Summary.

31.1	Certification, dated May 27, 2005, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated May 27, 2005, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated May 27, 2005, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form SB – 2 (No. 333-5054-LA) and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc.
(Registrant)

Date:	May 27, 2005	/s/ Elizabeth McLaughlin
Elizabeth McLaughlin Chief Executive Officer (Principal Executive Officer)

Date:	May 27, 2005	/s/ James McGinty
James McGinty Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Document

10.1	2005 Executive Officer Base Salary and Equity Compensation.

10.2	2005 Board Compensation Policy Summary.

31.1	Certification, dated May 27, 2005, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated May 27, 2005, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated May 27, 2005, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).