Form 10-Q
period 2005-07-30
HOT TOPIC INC /CA/
filed 2005-08-19
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 15, 2005 – 45,228,952 shares of common stock, no par value.

HOT TOPIC, INC.

Hot Topic, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	July 30, 2005	July 31, 2004 (As Restated)	January 29, 2005 (Audited)
Assets
Current assets:
Cash and cash equivalents	$444	$20,903	$5,248
Short-term investments	33,316	50,732	61,091
Inventory	94,524	80,906	60,481
Prepaid expenses and other	18,330	11,704	12,390
Deferred tax assets	2,541	2,259	2,541

Total current assets	149,155	166,504	141,751
Property and equipment, net	171,022	121,361	136,401
Deposits and other	247	204	243

Total assets	$320,424	$288,069	$278,395

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$44,138	$47,060	$17,874
Accrued liabilities	32,350	22,966	27,769
Income taxes payable	76	1,130	8,887

Total current liabilities	76,564	71,156	54,530
Deferred rent	35,664	26,437	30,227
Deferred tax liability	6,076	1,583	6,076
Commitments and contingencies	—	—	—

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common shares, no par value; 150,000,000 shares authorized; 45,228,952; 46,463,425 and 44,592,836 shares issued and outstanding at July 30, 2005, July 31, 2004 and January 29, 2005, respectively	99,574	122,120	90,921
Retained earnings	102,739	66,979	96,847
Accumulated other comprehensive loss	(193)	(206)	(206)

Total shareholders’ equity	202,120	188,893	187,562

Total liabilities and shareholders’ equity	$320,424	$288,069	$278,395

See notes to consolidated financial statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004 (As Restated)	July 30, 2005	July 31, 2004 (As Restated)
Net sales	$152,234	$136,263	$301,996	$264,406
Cost of goods sold, including buying, distribution and occupancy costs	104,612	89,613	203,208	173,571

Gross margin	47,622	46,650	98,788	90,835
Selling, general and administrative expenses	46,498	39,515	89,899	75,500

Operating income	1,124	7,135	8,889	15,335
Interest income, net	323	204	660	556

Income before income taxes	1,447	7,339	9,549	15,891
Provision for income taxes	554	2,811	3,657	6,086

Net income	$893	$4,528	$5,892	$9,805

Net income per share:
Basic	$0.02	$0.10	$0.13	$0.21

Diluted	$0.02	$0.09	$0.13	$0.20

Shares used in computing net income per share:
Basic	45,065	46,565	44,907	47,242
Diluted	46,246	48,023	46,207	49,055

See notes to consolidated financial statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	July 30, 2005	July 31, 2004 (As Restated)
OPERATING ACTIVITIES
Net income	$5,892	$9,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,587	11,496
Tax benefit from exercise of stock options	2,600	1,390
Stock-based compensation	77	77
Loss on disposal of fixed assets	213	146
Changes in operating assets and liabilities:
Inventory	(34,043)	(28,969)
Prepaid expenses and other current assets	(5,940)	(1,050)
Deposits and other assets	(4)	(15)
Accounts payable	26,264	31,219
Accrued liabilities	4,659	(5,031)
Deferred rent	5,437	4,594
Deferred taxes	—	(125)
Income taxes payable	(8,811)	(6,149)

Net cash provided by operating activities	10,931	17,388

INVESTING ACTIVITIES
Purchases of property and equipment	(49,421)	(30,221)
Proceeds from sale of short-term investments	65,525	116,764
Purchases of short-term investments	(37,736)	(51,183)

Net cash (used in) provided by investing activities	(21,632)	35,360

FINANCING ACTIVITIES
Repurchase of common stock	—	(46,812)
Proceeds from employee stock purchases and exercise of stock options	5,897	3,081

Net cash provided by (used in) financing activities	5,897	(43,731)

(Decrease) increase in cash and cash equivalents	(4,804)	9,017
Cash and cash equivalents at beginning of period	5,248	11,886

Cash and cash equivalents at end of period	$444	$20,903

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$2	$3

Cash paid during the period for income taxes	$13,616	$9,601

See notes to consolidated financial statements.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Organization and Basis of Presentation

Hot Topic, Inc. is a mall-based specialty retailer operating the Hot Topic and Torrid store concepts. Hot Topic sells a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. In fiscal 2001 (the fiscal year ended February 2, 2002), we launched a second retail concept under the trade name Torrid. Torrid sells apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. At the end of the second quarter (July 30, 2005) of fiscal 2005 (the fiscal year ending January 28, 2006), we operated 628 Hot Topic stores in 50 states and Puerto Rico, and 100 Torrid stores. We also maintain two distinct websites, www.hottopic.com (“hottopic.com”) and www.torrid.com (“torrid.com”), which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. We have one reportable segment given the similarities of the economic characteristics among the store formats. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

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

In the opinion of management, all adjustments, consisting only of normal recurring entries, necessary for a fair presentation have been included. The results of operations for the six months ended July 30, 2005 are not necessarily indicative of the results that may be expected for the year ending January 28, 2006.

Certain reclassifications have been made to prior year periods to conform to current period presentation. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 29, 2005.

NOTE 2. Restatement of Prior Financial Information

In March 2005, we restated our consolidated financial statements for fiscal 2004, which included our consolidated balance sheet at July 31, 2004, and our consolidated statements of income for the three months and six months ended July 31, 2004 and cash flows for the six months ended July 31, 2004. The restatement also affected periods prior to fiscal 2004. The restatement corrected our historical accounting for operating leases. For information with respect to the restatement, See Note 2 to the consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2004. We did not amend our previously filed Quarterly Reports on Form 10-Q for the restatement, therefore the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout this Form 10-Q, all reference amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

As a result of this restatement, our financial results have been adjusted as follows (in thousands, except per share data):

	Consolidated Statement of Income
Three months ended July 31, 2004	As Previously Reported	Adjustments	As Restated
Cost of goods sold, including buying, distribution and occupancy costs	$89,420	$193	$89,613
Operating income	7,328	(193)	7,135
Income before income taxes	7,532	(193)	7,339
Provision for income taxes	2,885	(74)	2,811
Net income	4,647	(119)	4,528
Net income per share - basic	0.10	—	0.10
Net income per share - diluted	0.10	—	0.09

	Consolidated Statement of Income
Six months ended July 31, 2004	As Previously Reported	Adjustments	As Restated
Cost of goods sold, including buying, distribution and occupancy costs	$173,246	$325	$173,571
Operating income	15,660	(325)	15,335
Income before income taxes	16,216	(325)	15,891
Provision for income taxes	6,211	(125)	6,086
Net income	10,005	(200)	9,805
Net income per share - basic	0.21	—	0.21
Net income per share - diluted	0.20	—	0.20

	Consolidated Balance Sheet
At July 31, 2004	As Previously Reported	Adjustments	As Restated
Property and equipment, net	$103,044	$18,317	$121,361
Total assets	269,752	18,317	288,069
Income taxes payable	1,094	36	1,130
Deferred rent	3,597	22,840	26,437
Deferred taxes, net	3,316	(1,733)	1,583
Retained earnings	69,805	(2,826)	66,979
Total shareholders’ equity	191,719	(2,826)	188,893
Total liabilities and shareholders’ equity	269,752	18,317	288,069

	Consolidated Statement of Cash Flows
Six months ended July 31, 2004	As Previously Reported	Adjustments	As Restated
Net cash provided by operating activities	$12,505	$4,883	$17,388
Net cash provided by investing activities	40,243	(4,883)	35,360

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

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows (all amounts in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004 (As Restated)	July 30, 2005	July 31, 2004 (As Restated)
Basic EPS Computation:
Numerator	$893	$4,528	$5,892	$9,805
Denominator:
Weighted average common shares outstanding	45,065	46,565	44,907	47,242

Total shares	45,065	46,565	44,907	47,242

Basic EPS	$0.02	$0.10	$0.13	$0.21

Diluted EPS Computation:
Numerator	$893	$4,528	$5,892	$9,805
Denominator:
Weighted average common shares outstanding	45,065	46,565	44,907	47,242
Incremental shares from assumed conversion of options	1,181	1,458	1,300	1,813

Total Shares	46,246	48,023	46,207	49,055

Diluted EPS	$0.02	$0.09	$0.13	$0.20

NOTE 4. Comprehensive Income

Comprehensive income for the three months and six months ended July 30, 2005 and July 31, 2004 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004 (As Restated)	July 30, 2005	July 31, 2004 (As Restated)
Comprehensive Income
Net income	$893	$4,528	$5,892	$9,805
Unrealized gain (loss) on marketable securities, net	29	122	13	(5)

Total comprehensive income	$922	$4,650	$5,905	$9,800

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

NOTE 6. Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million. The credit agreement will expire in August 2007 and we expect to renew the credit agreement under similar terms. Letters of credit are issued under the credit agreement, which are primarily used for inventory purchases. At July 30, 2005, we had $641,000 of outstanding letters of credit issued under the credit agreement.

NOTE 7. Commitments and Contingencies

Litigation

On June 23, 2004, a non-profit corporation named Center for Environmental Health filed a lawsuit in Federal district court in Alameda, California against over two dozen retailers, large and small, including Hot Topic, Inc. Other defendants include teen retailers like Claire’s and Wet Seal, department stores like Sears, Nordstrom, Macy’s and J.C. Penney, and large retailers like Wal-Mart and Target. Certain of the defendants, but not Hot Topic, were also named defendants in a substantially similar lawsuit filed by the State of California. The complaint in each case alleges, in general, that the defendant retailers have violated certain California statutes by not providing sufficient warning about an alleged potential for lead exposure relating to costume jewelry sold in stores. The complaints do not contain allegations of personal injury. In August 2004, we were served another complaint, filed in the Circuit Court of Shelby County, Tennessee, claiming we are liable due to alleged lead content in our costume jewelry we allegedly target to children. This complaint is an alleged class action, again excluding any personal injury claim, with counts of negligence and breach of implied warranty. Similar claims had been made in Tennessee, prior to service upon us, against other retailers in the same jurisdiction by plaintiffs represented by the same law firm. In the first such Tennessee case with significant activity, a motion to dismiss the claims in their entirety has been granted. The plaintiff in that case is appealing the ruling, and the Tennessee case against us will be delayed pending the outcome of appeal. The plaintiffs in the above California cases seek unspecified fines and penalties, attorneys’ fees and costs, and injunctive and other equitable relief; and the plaintiff in the Tennessee case seeks unspecified money damages, punitive damages, attorneys’ fees and injunctive relief on behalf of the alleged class. We continue to evaluate appropriate action in each of these cases with our counsel. In each case, we believe we have meritorious defenses to the plaintiff’s claims and intend to defend against such claims; though it is impossible to predict the outcome of the proceeding, and it is possible the plaintiff will be awarded requested remedies or that we may determine it appropriate to settle the lawsuit which could require us to take or not take certain actions.

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

On November 18, 2004, a former Torrid employee filed a lawsuit against us in Superior Court of Los Angeles County, on behalf of a purported class, with allegations relating to failure to pay overtime wages. In August 2005, we reached a tentative settlement in the case for which we recorded an expense of $500,000 in the second quarter of 2005.

We are involved in various matters of litigation during the ordinary course of business. Management does not currently believe any such matters will have a material adverse effect on our financial condition or results of operations.

Indemnities, Commitments and Guarantees

During the ordinary course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of California. We have issued guarantees in the form of letters of credit as security for some merchandise shipments from overseas. There were $641,000 of these letters of credit outstanding at July 30, 2005. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated financial statements.

NOTE 8. Stock-Based Compensation

We account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” We follow the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 requires disclosures of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We are required to follow the prescribed disclosure format and have provided the additional disclosures required by SFAS No. 148 for the six months ended July 30, 2005.

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

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004 (As Restated)	July 30, 2005	July 31, 2004 (As Restated)
Net income (loss)
As reported	$893	$4,528	$5,892	$9,805
Add: Stock-based compensation expense included in reported net income, net of related tax effects	24	24	48	48
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(1,225)	(1,759)	(2,300)	(3,308)

Pro forma	$(308)	$2,793	$3,640	$6,545

Basic earnings (loss) per share:
As reported	$0.02	$0.10	$0.13	$0.21
Pro forma	$(0.01)	$0.06	$0.08	$0.14
Diluted earnings (loss) per share:
As reported	$0.02	$0.09	$0.13	$0.20
Pro forma	$(0.01)	$0.06	$0.08	$0.13

NOTE 9. Impact of Recently Issued Accounting Standards

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

The impact of adopting SFAS No. 123R cannot be accurately estimated at this time because it will depend on levels of share-based awards granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. This change will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the amount of this change cannot be estimated at this time, the amount of operating cash flows recognized in prior periods for such excess tax deductions was $1.6 million, $6.6 million, and $5.1 million in fiscal 2004, 2003 and 2002, respectively.

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

RESTATEMENT OF PRIOR FINANCIAL INFORMATION

In March 2005, we restated our consolidated financial statements for fiscal 2004, which included our consolidated balance sheet at July 31, 2004, consolidated statements of operations for the three and six months ended July 31, 2004 and cash flows for the six months ended July 31, 2004 in this Quarterly Report on Form 10-Q. The restatement corrected our historical accounting for operating leases. The restatement adjustments are non-cash and had no impact on revenues, comparable store sales or overall cash flows. For information with respect to the restatement, see “Note 2” to the consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2004. We did not amend our previously filed Quarterly Reports on Form 10-Q for the restatement; therefore, the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

RESULTS OF OPERATIONS

Three Months Ended July 30, 2005 Compared to Three Months Ended July 31, 2004

The following table sets forth selected data from our income statement expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

For the three months ended:	July 30, 2005	July 31, 2004
Net sales	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	68.7	65.8

Gross margin	31.3	34.2
Selling, general and administrative expenses	30.5	29.0

Operating income	0.8	5.2
Interest income, net	0.2	0.2

Income before income tax expense	1.0	5.4
Income tax expense	0.4	2.1

Net income	0.6%	3.3%

Net sales increased $16.0 million, or 11.7%, to $152.2 million during the second quarter of fiscal 2005 from $136.3 million during the second quarter of fiscal 2004. The components of this $16.0 million increase in net sales are as follows:

Amount ($ millions)	Description
$11.2	Net sales from new Hot Topic stores opened during the second quarter of fiscal 2005 and Hot Topic stores not yet qualifying as comparable stores
8.0	Net sales from new Torrid stores opened during the second quarter of fiscal 2005 and Torrid stores not yet qualifying as comparable stores
0.8	Internet sales (hottopic.com and torrid.com)
0.1	Net sales from 14 expanded or relocated Hot Topic and Torrid stores
(4.1)	3.5% decrease in comparable store net sales in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004

$16.0	Total

At the end of the second quarter of fiscal 2005, 548 of our 728 stores (Hot Topic and Torrid) were included in the comparable store base, compared to 445 of our 613 stores (Hot Topic and Torrid) open at the end of the second quarter of fiscal 2004. Sales of Hot Topic’s apparel and tee-shirts, as a percentage of total net sales, were 55% for the second quarter of fiscal 2005 compared to 54% for the second quarter of fiscal 2004. The increase of the apparel category in the product mix was driven by increased sales of music-licensed apparel, men’s novelty tees and women’s tops, partially offset by a decline in men’s and women’s bottoms, and dresses.

Gross margin increased $1.0 million to $47.6 million during the second quarter of fiscal 2005 from $46.6 million during the second quarter of fiscal 2004. As a percentage of net sales, gross margin decreased to 31.3% during the second quarter of fiscal 2005 from 34.2% in the second quarter of fiscal 2004. The significant components of this 2.9% decrease in gross margin as a percentage of net sales are as follows:

%	Description
(1.3)%	Decrease in merchandise margin, principally due to higher markdowns
(1.2)	Increase in store occupancy and depreciation expenses, primarily due to deleveraging store expenses over lower comparable store sales and an increase in average store size
(0.3)	Increase in distribution expenses, primarily due to the opening of our additional distribution center location, partially offset by improved freight costs
(0.1)	Increase in buying costs due to higher payroll expenses

(2.9)%	Total

Selling, general and administrative expenses increased $7.0 million, or 17.7%, to $46.5 million during the second quarter of fiscal 2005 compared to $39.5 million during the second quarter of fiscal 2004. As a percentage of net sales, selling, general and administrative expenses increased to 30.5% in the second quarter of fiscal 2005 compared to 29.0% in the second quarter of fiscal 2004. The total dollar increase in selling, general and administrative expenses was primarily attributable to a 18.8% increase in the number of retail stores from 613 at the end of the second quarter of fiscal 2004 to 728 at the end of the second quarter of fiscal 2005 and the corresponding additional payroll and other expenses required to support these additional stores. The significant components of this 1.5% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
0.6%	Increase in other general and administrative expenses primarily due to costs associated with tentative settlement of employment related lawsuit and higher payroll related costs
0.5	Increase in other store expenses, primarily due to higher supplies costs and credit card processing fees
0.3	Increase in store payroll expenses due to deleveraging of payroll costs over lower comparable store sales
0.1	Increase in store pre-opening expenses due to higher costs per store

1.5%	Total

Operating income decreased $6.0 million to $1.1 million during the second quarter of fiscal 2005 from $7.1 million during the second quarter of fiscal 2004. As a percentage of net sales, operating income was 0.7% in the second quarter of fiscal 2005 compared to 5.2% in the second quarter of fiscal 2004.

Net interest income remained at 0.2% for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004.

Income tax expense was $0.6 million for the second quarter of fiscal 2005 compared to $2.8 million for the second quarter of fiscal 2004. The effective tax rate was 38.3% for both the second quarter of fiscal 2005 and fiscal 2004.

Six Months Ended July 30, 2005 Compared to Six Months Ended July 31, 2004

The following table sets forth selected data from our income statement expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

For the six months ended:	July 30, 2005	July 31, 2004
Net sales	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	67.3	65.6

Gross margin	32.7	34.4
Selling, general and administrative expenses	29.8	28.6

Operating income	2.9	5.8
Interest income, net	0.2	0.2

Income before income tax expense	3.1	6.0
Income tax expense	1.2	2.3

Net income	1.9%	3.7%

Net sales increased $37.6 million, or 14.2%, to $302.0 million during the first six months of fiscal 2005 from $264.4 million during the first six months of fiscal 2004. The components of this $37.6 million increase in net sales are as follows:

Amount ($ million)	Description
$25.3	Net sales from new Hot Topic stores opened during the first six months of fiscal 2005 and Hot Topic stores not yet qualifying as comparable stores
13.9	Net sales from new Torrid stores opened during the first six months of fiscal 2005 and Torrid stores not yet qualifying as comparable stores
1.3	Internet sales (hottopic.com and torrid.com)
0.4	Net sales from 14 expanded or relocated Hot Topic and Torrid stores
(3.3)	1.4 % decrease in comparable store net sales in the first six months of fiscal 2005 compared to the first six months of fiscal 2004

$37.6	Total

Sales of Hot Topic’s apparel and tee-shirts, as a percentage of total net sales, were 55% in the first six months of fiscal 2005 compared to 53% in the first six months of fiscal 2004. The increase in apparel and tee-shirt sales as a percentage of net sales was due primarily to increased sales of music-related apparel, women’s tops and men’s novelty tees, partially offset by decreases in sales of men’s and women’s bottoms, and dresses.

Gross margin increased approximately $8.0 million to $98.8 million during the first six months of fiscal 2005 from $90.8 million during the first six months of fiscal 2004. As a percentage of net sales, gross margin decreased to 32.7% during the first six months of fiscal 2005 from 34.4% in the first six months of fiscal 2004. The significant components of this 1.7% decrease in gross margin as a percentage of net sales are as follows:

%	Description
(0.8)%	Increase in store occupancy and depreciation expenses, primarily due to deleveraging store expenses over lower comparable store sales and an increase in average store size
(0.4)	Decrease in merchandise margin, principally due to higher markdowns
(0.4)	Increase in distribution expenses, primarily due to the opening of our additional distribution center location, partially offset by improved freight costs
(0.1)	Increase in buying costs due to higher payroll expenses

(1.7)%	Total

Selling, general and administrative expenses increased $14.4 million, or 19.1%, to $89.9 million during the first six months of fiscal 2005 compared to $75.5 million during the first six months of fiscal 2004. As a percentage of net sales, selling, general and administrative expenses increased to 29.8% in the first six months of fiscal 2005 compared to 28.6% in the first six months of fiscal 2004. The total dollar increase in selling, general and administrative expenses is primarily attributable to an increase in the number of retail stores from 613 at the end of the first six months of fiscal 2004 to 728 at the end of the first six months of fiscal 2005 and the corresponding additional payroll and other expenses required to support these additional stores. The significant components of this 1.2% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
0.6%	Increase in other store expenses, primarily due to higher supplies costs and credit card processing fees
0.2	Increase in store payroll expenses due to deleveraging of payroll costs over lower comparable store sales
0.2	Increase in other general and administrative expenses due to costs associated with tentative settlement of employment related lawsuit and higher payroll related costs
0.2	Increase in store pre-opening expenses due to higher costs per store

1.2%	Total

Operating income decreased $6.4 million to $8.9 million during the first six months of fiscal 2005 from $15.3 million during the first six months of fiscal 2004. As a percentage of net sales, operating income was 2.9% in the first six months of fiscal 2005 compared to 5.8% in the first six months of fiscal 2004.

Net interest income remained at 0.2% for the first six months of fiscal 2005 compared to the first six months of fiscal 2004.

Income tax expense was $3.7 million for the first six months of fiscal 2005 compared to $6.1 million for the first six months of fiscal 2004. The effective tax rate was 38.3% for both the first six months of fiscal 2005 and fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

Historically and during the first six months of fiscal 2005, our primary uses of cash have been to finance store openings and purchase merchandise inventories, as well as periodic repurchases of our common shares. In addition, during the second quarter of 2005, we completed the purchase of the land, building and other improvements comprising our distribution center in Tennessee, for which we paid $14.3 million. In recent years, we have satisfied our cash requirements principally from cash flows from operations and to a lesser extent proceeds from the exercise of stock options. We also maintain a $5.0 million unsecured credit agreement for the purpose of issuing letters of credit, primarily for inventory purchases. At July 30, 2005, we had $641,000 of outstanding letters of credit under the credit agreement.

Cash flows provided by operating activities were $10.9 million in the first six months of fiscal 2005 compared to $17.4 million provided by operating activities in the first six months of fiscal 2004.

The decrease of $6.5 million in cash flows from operating activities in the first six months of 2005 compared to the first six months of 2004 resulted primarily from an increase in inventory, increase in prepaid expenses and other current assets, decrease in accounts payable and income taxes payable, offset partially by an increase in accrued liabilities, deferred rent, depreciation expense and tax benefit from stock options exercised.

Cash flows used in investing activities were $21.6 million in the first six months of fiscal 2005 compared to $35.4 million provided by investing activities in the first six months of fiscal 2004. The $57.0 million decrease in net cash from investing activities is due to a decrease ($37.8 million) in the proceeds from the sale of short-term investments (net of purchases) and an increase ($19.2 million) in purchases of property and equipment associated primarily with the acquisition of our Tennessee distribution center, new hardware and software systems, and to support store openings.

Cash flows provided by financing activities were $5.9 million in the first six months of fiscal 2005 compared to cash flows used in financing activities of $43.7 million in the first six months of fiscal 2004. The $49.6 million increase in cash flows from financing activities is principally the result of the fact that we did not repurchase shares of our common stock in the first six months of fiscal 2005, whereas we repurchased shares of our common stock for $46.8 million in the first six months of fiscal 2004; and there was also a $2.8 million increase in proceeds from exercise of stock options in the first six months of fiscal 2005.

The following table summarizes our contractual obligations as of July 30, 2005, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period ($ in thousands)
Contractual obligations	Total	Within 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating leases	$354,642	$48,959	$96,068	$87,320	$122,295
Purchase obligations	87,086	87,086	—	—	—
Letters of credit and other obligations	2,213	2,213	—	—	—

Total contractual obligations	$443,941	$138,258	$96,068	$87,320	$122,295

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

Inventories: Inventories and related costs of sales are accounted for by the retail method. The cost of inventory is valued at the lower of average cost or market, on a first-in, first-out (FIFO) basis, utilizing the retail method. Each month, slow moving or seasonally obsolete merchandise is marked down. The first markdown is typically 25% to 50% of the original retail price. Typically, in cases where the merchandise does not sell after the first markdown, an additional markdown is made in a subsequent month. Any marked down merchandise that does not sell is typically marked down to a zero value, and removed from the store within three months after the final markdown. In determining the lower of average cost or market value of period-ending inventories, consistently applied valuation criteria are used. Consideration is given to a number of quantitative factors, including anticipated subsequent permanent markdowns and aging of inventories. To the extent our estimated markdowns at period-end prove to be insufficient, additional future markdowns will need to be recorded.

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

In order to manage our planned expansion, among other things, we will need to locate suitable store sites; negotiate acceptable lease terms; obtain or maintain adequate capital resources on acceptable terms; source sufficient levels of inventory; hire and train store managers and sales associates; integrate new stores into our existing operations; and maintain adequate distribution center space and information technology and other operations systems. Our recent opening of a second distribution center in Tennessee was designed to address some of our growth challenges, but achieving and maintaining operating efficiencies in multiple distribution centers is subject to numerous risks and uncertainties.

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

A variety of factors affects our comparable store sales including, among others, the timing of new music releases and music/pop culture-related products; music and fashion trends; the general retail sales environment and the effect of the overall economic environment; our ability to efficiently source and distribute products; changes in our merchandise mix; competition from other retailers; opening of new stores in existing markets and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that such fluctuations will continue. Our comparable store sales results were 0.9% and (3.5)% for the first and second quarters of fiscal 2005, respectively, and the following table shows our comparable store sales results for other recent periods:

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

In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of our business more expensive or require us to change the way we do business. For example, changes in federal and state minimum wage laws could raise the wage requirements for certain of our associates, which would likely cause us to reexamine our entire wage structure for stores. Other laws related to employee benefits and treatment of employees could also negatively impact us such as by increasing benefits costs like medical expenses. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws.

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

Our business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school, Halloween and Holiday (defined as the week of Thanksgiving through the first few days of January) seasons, and other periods when schools are not in session. The Holiday season has historically been our single most important selling season. We believe that the importance of the summer vacation and back-to-school seasons (which affect operating results in the second and third quarters) and to a lesser extent, the spring break season (which affects operating results in the first quarter) as well as Halloween (which affects operating results in the third quarter), all reduce our dependence on the Holiday selling season, but this will not always be the case to the same degree. As is the case with many retailers of apparel, accessories and related merchandise, we typically experience lower net sales in the first fiscal quarter relative to other quarters.

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

Over the past several years, we have made improvements to existing hardware and software systems, as well as implemented new systems. Among other things, we have enhanced the functionality of our current GERS Retail Systems software and implemented new financial system software from Lawson. In addition, we have made significant investments to a new warehouse management software system, a new Internet order management software system, and a new customer loyalty software system; as well as modifying existing systems that were impacted by our second distribution center that opened in the second quarter of 2005. We expect to significantly increase our reliance on these systems in fiscal

2005. If these information systems and software do not work effectively, we may experience delays or failures in our operations. These delays or failures could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. For example, in the second quarter of 2004, we experienced some delay in product distribution upon implementation of our new warehouse management system. To manage growth of our operations and personnel, we may need to continue to improve our operational and financial systems, transaction processing, and procedures and controls, and in doing so, we could incur substantial additional expenses.

Loss of key people or an inability to hire necessary and significant personnel could hurt our business.

Our financial performance depends largely on the efforts and abilities of senior management, especially Elizabeth McLaughlin, our Chief Executive Officer, who has been with us since 1993. We have a $2,000,000 key-person life insurance policy on Ms. McLaughlin. However, the sudden loss of Ms. McLaughlin’s services or the services of other members of our management team could have a material adverse effect on our business, results of operations and financial condition. Furthermore, there can be no assurance that Ms. McLaughlin and our existing management team will be able to manage our growth or that we will be able to attract and retain additional qualified personnel as needed in the future.

Our reliance on United Parcel Service, temporary employees and other mechanics of shipping of our merchandise creates distribution risks and uncertainties that could hurt our sales and business.

We rely upon United Parcel Service for our product shipments, including shipments to and from a significant number of our stores. Our reliance on this source for shipments is subject to risks, including employee strikes and inclement weather, associated with United Parcel Service’s ability to provide delivery services that adequately meet our shipping needs. We are also dependent upon temporary associates to adequately staff our distribution facility, particularly during busy periods such as the Holiday season and while multiple stores are opening. There can be no assurance that we will continue to receive adequate assistance from our temporary associates, or that there will continue to be sufficient sources of temporary associates. We opened a second distribution center in Tennessee during the second quarter of 2005, and as a result we also now face risks and uncertainties associated with achieving and maintaining operating efficiencies in two distribution centers that are located approximately 2,000 miles apart. Additionally, certain products are imported and subject to delivery delays based on availability and ports capacity.

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

In addition, a few years ago, California experienced substantially increased costs of electricity and gas caused by, among other things, disruption in energy supplies. Our principal executive offices, a distribution center and a significant number of our stores are located in California. If we experience a sustained disruption in energy supplies, or if electricity and gas costs in California fluctuate dramatically, our results of operations could be materially and adversely affected. California is also subject to natural disasters such as earthquakes and floods. A significant natural disaster or other catastrophic event affecting our facilities could have a material adverse impact on our business, financial condition and operating results.

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

There are numerous regulatory requirements for public companies, including the provisions of the Sarbanes-Oxley Act of 2002. With regard to the Sarbanes-Oxley Act, we have and will continue to incur significant expense as we continue to address the implications of applicable rules and our operations relative thereto, and as we work to respond to and comply with applicable requirements. Among other things, we have incurred and will incur additional expenses as we implement Section 404 of the Sarbanes Oxley Act. Section 404 requires management to report on, and our independent auditors to attest to, our internal controls. Compliance with these rules could also result in continued diversion of management’s time and attention, which could be disruptive to normal business operations.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision of and with the participation of our management, including the CEO and CFO. In performing our evaluation for fiscal 2004, management and the Audit Committee discussed our lease accounting policies with our independent registered public accounting firm and determined that our application of the lease accounting principles for free rent periods was not consistent with the views expressed by the SEC in their letter issued on February 7, 2005. Due to this inconsistency management concluded it had a material weakness in internal control over financial reporting as of the year ended January 29, 2005. However, during the quarter ended April 30, 2005 we remediated the material weakness in internal control over financial reporting by correcting our application of lease accounting principles for free rent periods. As a result, the CEO and CFO have concluded our disclosure controls and procedures are effective as of July 30, 2005.

Other than as described above, there were no changes in our internal controls over financial reporting that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On June 23, 2004, a non-profit corporation named Center for Environmental Health filed a lawsuit in Federal district court in Alameda, California against over two dozen retailers, large and small, including Hot Topic, Inc. Other defendants include teen retailers like Claire’s and Wet Seal, department stores like Sears, Nordstrom, Macy’s and J.C. Penney, and large retailers like Wal-Mart and Target. Certain of the defendants, but not Hot Topic, were also named defendants in a substantially similar lawsuit filed by the State of California. The complaint in each case alleges, in general, that the defendant retailers have violated certain California statutes by not providing sufficient warning about an alleged potential for lead exposure relating to costume jewelry sold in stores. The complaints do not contain allegations of personal injury. In August 2004, we were served another complaint, filed in the Circuit Court of Shelby County, Tennessee, claiming we are liable due to alleged lead content in our costume jewelry we allegedly target to children. This complaint is an alleged class action, again excluding any personal injury claim, with counts of negligence and breach of implied warranty. Similar claims had been made in Tennessee, prior to service upon us, against other retailers in the same jurisdiction by plaintiffs represented by the same law firm. In the first such Tennessee case with significant activity, a motion to dismiss the claims in their entirety has been granted. The plaintiff in that case is appealing the ruling, and the Tennessee case against us will be delayed pending the outcome of appeal. The plaintiffs in the above California cases seek unspecified fines and penalties, attorneys’ fees and costs, and injunctive and other equitable relief; and the plaintiff in the Tennessee case seeks unspecified money damages, punitive damages, attorneys’ fees and injunctive relief on behalf of the alleged class. We continue to evaluate appropriate action in each of these cases with our counsel. In each case, we believe we have meritorious defenses to the plaintiff’s claims and intend to defend against such claims; though it is impossible to predict the outcome of the proceeding, and it is possible the plaintiff will be awarded requested remedies or that we may determine it appropriate to settle the lawsuit which could require us to take or not take certain actions.

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

Items 2, 3 & 5 are not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company (the “Annual Meeting”) was held on June 15, 2005 in the City of Industry, California. The Company had 44,920,744 shares of common stock outstanding as of the close of business on April 21, 2005, the record date for the Annual Meeting.

Proposal 1 – Each of the candidates listed below was duly elected to the Board of Directors at the Annual Meeting by the tally indicated.

Candidate	Votes in Favor	Votes Withheld
Cynthia Cohen	42,505,630	270,596
Corrado Federico	40,338,904	2,437,322
W. Scott Hedrick	40,553,433	2,222,793
Kathleen Mason	36,210,308	6,565,918
Elizabeth McLaughlin	42,719,677	56,549
Bruce Quinnell	42,648,921	127,305
Andrew Schuon	40,552,732	2,223,494

Proposal 2 – Amendment of 1996 Equity Incentive Plan was ratified by the tally indicated.

Votes in Favor	Votes Against	Votes Abstained
25,820,671	11,922,817	67,601

Proposal 3 – Amendment of 1996 Non-Employee Directors’ Stock Option Plan was ratified by the tally indicated.

Votes in Favor	Votes Against	Votes Abstained
33,919,762	3,828,352	62,975

Proposal 4 – The selection of Ernst & Young LLP as Independent Registered Public Accounting Firm of the Company for its fiscal year ending January 28, 2006 was ratified by the tally indicated.

Votes in Favor	Votes Against	Votes Abstained
42,109,854	651,727	14,645

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws, as amended. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen stock certificate. (1)

10.1	Purchase and Sale Agreement dated as of June 15, 2005 by and between Crescent Resources, LLC and Hot Topic Tennessee, Inc. (3)

10.2a	Employment Offer Letter dated July 11, 2005, between Hot Topic, Inc. and Maria Comfort. (4)

10.3a	1996 Equity Incentive Plan, as amended, including the forms of incentive stock option agreement and nonstatutory stock option agreement thereunder.

10.4a	1996 Non-Employee Directors’ Stock Option Plan, as amended.

31.1	Certification, dated August 19, 2005, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated August 19, 2005, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated August 19, 2005, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form SB – 2 (No. 333-5054-LA) and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Commission on June 20, 2005 and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Commission on August 17, 2005 and incorporated herein by reference.

a.	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc. (Registrant)
Date: August 19, 2005

/s/ Elizabeth McLaughlin
Elizabeth McLaughlin Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2005	/s/ James McGinty
James McGinty Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Document

10.3	1996 Equity Incentive Plan, as amended, including the forms of incentive stock option agreement and nonstatutory stock option agreement thereunder.

10.4	1996 Non-Employee Directors’ Stock Option Plan, as amended.

31.1	Certification, dated August 19, 2005, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated August 19, 2005, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated August 19, 2005, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).