Form 10-Q
period 2005-10-29
HOT TOPIC INC /CA/
filed 2005-11-18
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 10, 2005 – 44,877,380 shares of common stock, no par value.

HOT TOPIC, INC.

Hot Topic, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	October 29, 2005	October 30, 2004	January 29, 2005
		(As Restated)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$5,914	$7,340	$5,248
Short-term investments	14,003	34,364	61,091
Inventory	96,404	78,814	60,481
Prepaid expenses and other	19,258	14,953	12,390
Deferred tax assets	2,541	2,259	2,541

Total current assets	138,120	137,730	141,751
Property and equipment, net	173,712	130,685	136,401
Deposits and other	248	242	243

Total assets	$312,080	$268,657	$278,395

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$29,141	$16,498	$17,874
Accrued liabilities	35,545	28,185	27,769
Income taxes payable	—	8,358	8,887

Total current liabilities	64,686	53,041	54,530
Deferred rent	38,624	29,131	30,227
Deferred tax liability	5,994	1,501	6,076
Commitments and contingencies	—	—	—
Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common shares, no par value; 150,000,000 shares authorized; 44,877,380; 45,502,125 and 44,592,836 shares issued and outstanding at October 29, 2005, October 30, 2004 and January 29, 2005, respectively	100,162	105,724	90,921
Retained earnings	102,737	79,427	96,847
Accumulated other comprehensive loss	(123)	(167)	(206)

Total shareholders’ equity	202,776	184,984	187,562

Total liabilities and shareholders’ equity	$312,080	$268,657	$278,395

See notes to consolidated financial statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
		(As Restated)		(As Restated)
Net sales	$192,747	$180,808	$494,743	$445,214
Cost of goods sold, including buying, distribution and occupancy costs	129,271	116,268	332,479	289,839

Gross margin	63,476	64,540	162,264	155,375
Selling, general and administrative expenses	54,043	44,553	143,942	120,053

Operating income	9,433	19,987	18,322	35,322
Interest income, net	180	188	840	744

Income before income taxes	9,613	20,175	19,162	36,066
Provision for income taxes	3,682	7,727	7,339	13,813

Net income	$5,931	$12,448	$11,823	$22,253

Net income per share:
Basic	$0.13	$0.27	$0.26	$0.47

Diluted	$0.13	$0.26	$0.26	$0.46

Shares used in computing net income per share:
Basic	45,108	46,086	44,978	46,857
Diluted	45,738	47,202	46,064	48,468

See notes to consolidated financial statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	October 29, 2005	October 30, 2004
		(As Restated)
OPERATING ACTIVITIES
Net income	$11,823	$22,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,526	17,893
Tax benefit from exercise of stock options	2,822	1,458
Stock-based compensation	116	116
Loss on disposal of fixed assets	264	258
Changes in operating assets and liabilities:
Inventory	(35,923)	(26,877)
Prepaid expenses and other current assets	(6,868)	(4,299)
Deposits and other assets	(5)	(53)
Accounts payable	11,267	657
Accrued liabilities	7,814	174
Deferred rent	8,397	7,288
Deferred taxes	(82)	(207)
Income taxes payable	(8,887)	1,080

Net cash provided by operating activities	14,264	19,741

INVESTING ACTIVITIES
Purchases of property and equipment	(61,101)	(46,081)
Proceeds from sale of short-term investments	101,573	121,777
Purchases of short-term investments	(54,400)	(39,788)

Net cash (used in) provided by investing activities	(13,928)	35,908

FINANCING ACTIVITIES
Repurchase of common stock	(6,392)	(63,665)
Proceeds from employee stock purchases and exercise of stock options	6,722	3,470

Net cash provided by (used in) financing activities	330	(60,195)

Increase (decrease) in cash and cash equivalents	666	(4,546)
Cash and cash equivalents at beginning of period	5,248	11,886

Cash and cash equivalents at end of period	$5,914	$7,340

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$29	$4

Cash paid during the period for income taxes	$13,775	$10,116

See notes to consolidated financial statements.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Organization and Basis of Presentation

Hot Topic, Inc. is a mall-based specialty retailer operating the Hot Topic and Torrid store concepts. Hot Topic sells a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. In fiscal 2001 (the fiscal year ended February 2, 2002), we launched a second retail concept under the trade name Torrid. Torrid sells apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. At the end of the third quarter (October 29, 2005) of fiscal 2005 (the fiscal year ending January 28, 2006), we operated 648 Hot Topic stores in 50 states and Puerto Rico, and 114 Torrid stores. We also maintain two distinct websites, www.hottopic.com (“hottopic.com”) and www.torrid.com (“torrid.com”), which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. We have one reportable segment given the similarities of the economic characteristics among the store formats. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

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

In the opinion of management, all adjustments, consisting only of normal recurring entries, necessary for a fair presentation have been included. The results of operations for the nine months ended October 29, 2005 are not necessarily indicative of the results that may be expected for the year ending January 28, 2006.

Certain reclassifications have been made to prior year periods to conform to current period presentation. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 29, 2005.

NOTE 2. Restatement of Prior Financial Information

In March 2005, we restated our consolidated financial statements for fiscal 2004, which included our consolidated balance sheet at October 30, 2004, and our consolidated statements of income for the three months and nine months ended October 30, 2004 and cash flows for the nine months ended October 30, 2004. The restatement also affected periods prior to fiscal 2004. The restatement corrected our historical accounting for operating leases. For information with respect to the restatement, See Note 2 to the consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2004. We did not amend our previously filed Quarterly Reports on Form 10-Q for the restatement, therefore the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout this Form 10-Q, all reference amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

As a result of this restatement, our financial results have been adjusted as follows (in thousands, except per share data):

	Consolidated Statement of Income
Three months ended October 30, 2004	As Previously Reported	Adjustments	As Restated
Cost of goods sold, including buying, distribution and occupancy costs	$116,054	$214	$116,268
Operating income	20,201	(214)	19,987
Income before income taxes	20,389	(214)	20,175
Provision for income taxes	7,809	(82)	7,727
Net income	12,580	(132)	12,448
Net income per share - basic	0.27	—	0.27
Net income per share - diluted	0.27	—	0.26

	Consolidated Statement of Income
Nine months ended October 30, 2004	As Previously Reported	Adjustments	As Restated
Cost of goods sold, including buying, distribution and occupancy costs	$289,300	$539	$289,839
Operating income	35,861	(539)	35,322
Income before income taxes	36,605	(539)	36,066
Provision for income taxes	14,020	(207)	13,813
Net income	22,585	(332)	22,253
Net income per share - basic	0.48	—	0.47
Net income per share - diluted	0.47	—	0.46

	Consolidated Balance Sheet
At October 30, 2004	As Previously Reported	Adjustments	As Restated
Property and equipment, net	$110,120	$20,565	$130,685
Total assets	248,092	20,565	268,657
Income taxes payable	8,322	36	8,358
Deferred rent	3,829	25,302	29,131
Deferred taxes, net	3,316	(1,815)	1,501
Retained earnings	82,385	(2,958)	79,427
Total shareholders’ equity	187,942	(2,958)	184,984
Total liabilities and shareholders’ equity	248,092	20,565	268,657

	Consolidated Statement of Cash Flows
Nine months ended October 30, 2004	As Previously Reported	Adjustments	As Restated
Net cash provided by operating activities	$11,971	$7,770	$19,741
Net cash provided by investing activities	43,678	(7,770)	35,908

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

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows (all amounts in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
		(As Restated)		(As Restated)
Basic EPS Computation:
Numerator	$5,931	$12,448	$11,823	$22,253
Denominator:
Weighted average common shares outstanding	45,108	46,086	44,978	46,857

Total shares	45,108	46,086	44,978	46,857

Basic EPS	$0.13	$0.27	$0.26	$0.47

Diluted EPS Computation:
Numerator	$5,931	$12,448	$11,823	$22,253
Denominator:
Weighted average common shares outstanding	45,108	46,086	44,978	46,857
Incremental shares from assumed conversion of options	630	1,116	1,086	1,611

Total Shares	45,738	47,202	46,064	48,468

Diluted EPS	$0.13	$0.26	$0.26	$0.46

NOTE 4. Comprehensive Income

Comprehensive income for the three months and nine months ended October 29, 2005 and October 30, 2004 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
		(As Restated)		(As Restated)
Comprehensive Income
Net income	$5,931	$12,448	$11,823	$22,253
Unrealized gain on marketable securities, net	70	39	83	34

Total comprehensive income	$6,001	$12,487	$11,906	$22,287

NOTE 5. Property and Equipment

In the second quarter of fiscal 2005, we exercised our option to purchase the distribution center located in Tennessee. The option to purchase terms were part of our lease agreement for the Tennessee distribution center. The purchase price was $14.3 million and included the land and building.

NOTE 6. Shareholders’ Equity

On March 19, 2004, we announced that our Board of Directors approved the repurchase of up to an aggregate of 2,000,000 shares of our common stock during the period ending January 29, 2005. As of July 31, 2004 we had completed the repurchase of 2,000,000 shares of our common stock at a cost of $46.8 million at an average price of $23.41.

On August 18, 2004, we announced that our Board of Directors approved an additional repurchase of up to an aggregate of 2,000,000 shares of our common stock during the period ending January 29, 2005. As of January 29, 2005, we had completed the repurchase of 2,000,000 shares of our common stock at a cost of $32.8 million at an average price of $16.42.

On August 19, 2005, we announced that our Board of Directors approved the repurchase of up to $20 million of our common stock during the period ending January 28, 2006. As of October 29, 2005, we had completed the repurchase of 445,000 shares of our common stock at a cost of $6.4 million at an average price of $14.36.

NOTE 7. Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million. The credit agreement will expire in August 2007 and we expect to renew the credit agreement under similar terms. Letters of credit are issued under the credit agreement, which are primarily used for inventory purchases. At October 29, 2005, we had $303,000 of outstanding letters of credit issued under the credit agreement.

NOTE 8. Commitments and Contingencies

Litigation

On June 23, 2004, a non-profit corporation named Center for Environmental Health filed a lawsuit in Federal district court in Alameda, California against over two dozen retailers, large and small, including Hot Topic, Inc. Other defendants include teen retailers like Claire’s and Wet Seal, department stores like Sears, Nordstrom, Macy’s and J.C. Penney, and large retailers like Wal-Mart and Target. Certain of the defendants, but not Hot Topic, were also named defendants in a substantially similar lawsuit filed by the State of California. The complaint in each case alleges, in general, that the defendant retailers have violated certain California statutes by not providing sufficient warning about an alleged potential for lead exposure relating to costume jewelry sold in stores. The complaints do not contain allegations of personal injury. In August 2004, we were served another complaint, filed in the Circuit Court of Shelby County, Tennessee, claiming we are liable due to alleged lead content in our costume jewelry we allegedly target to children. This complaint was an alleged class action, again excluding any personal injury claim, with counts of negligence and breach of implied warranty. Similar claims had been made in Tennessee, prior to service upon us, against other retailers in the same jurisdiction by plaintiffs represented by the same law firm. In the first such Tennessee case with significant activity, a motion to dismiss the claims in their entirety has been granted. The plaintiff in that case is appealing the ruling, and the Tennessee case against us has been dismissed pending the outcome of appeal. The plaintiffs in the above California cases seek unspecified fines and penalties, attorneys’ fees and costs, and injunctive and other equitable relief; and the plaintiff in the Tennessee case seeks unspecified money damages, punitive damages, attorneys’ fees and injunctive relief on behalf of the alleged class. We continue to evaluate appropriate action in each of these cases with our counsel. In each case, we believe we have meritorious defenses to the plaintiff’s claims and intend to defend against such claims; though it is impossible to predict the outcome of the proceeding, and it is possible the plaintiff will be awarded requested remedies or that we may determine it appropriate to settle the lawsuit which could require us to take or not take certain actions.

On September 17, 2004, a former Torrid employee filed a lawsuit against us in the Superior Court of Los Angeles County, on behalf of a purported class. The lawsuit asserts claims for failure to provide adequate meal or rest breaks, improper payment of overtime wages, failure to timely pay wages at end of employment and unfair business practices. The lawsuit seeks compensatory damages, statutory penalties, punitive damages, attorneys’ fees and injunctive relief. On October 21, 2004, we filed an answer denying the material allegations of the complaint. On June 24, 2005, the plaintiff amended the complaint to assert an additional claim for failure to pay split-shift premiums. Discovery has begun in connection with this matter. We expect plaintiff’s counsel to formally move for certification of a class. Trial is currently set to begin on April 3, 2006. On September 30, 2005, a former Hot Topic employee filed a related lawsuit against us in the Superior Court of Los Angeles County, on behalf of a purported class. This lawsuit asserts similar claims for failure to provide adequate meal or rest breaks, failure to timely pay wages at end of employment and unfair business practices. The lawsuit seeks compensatory damages, statutory penalties, punitive damages, attorneys’ fees and injunctive relief. We intend to vigorously defend ourselves against the various claims raised in these lawsuits. For the quarter ended October 29, 2005, we recorded a provision of $1,500,000 for potential liabilities resulting from these two cases. However, at the present time, we are unable to predict the ultimate outcome of these matters. We may be required to record an additional provision for potential liabilities resulting from these claims, or we may reduce this provision if the actual settlement or judgment amount related to these claims differ from the provision.

On November 18, 2004, a former Torrid employee filed a lawsuit against us in the Superior Court of Los Angeles County, on behalf of a purported class, with allegations relating to failure to pay overtime wages. In August 2005, we reached a tentative settlement in the case for which we recorded an expense of $500,000 in the second quarter of 2005. On October 13, 2005, the court granted preliminary approval of the settlement. A hearing is scheduled for January 26, 2006, at which the court will consider granting final approval to the settlement and dismissing the action with prejudice as to all class members.

We are involved in various matters of litigation during the ordinary course of business. Management does not currently believe any outstanding matters will have a material adverse effect on our overall financial condition.

Indemnities, Commitments and Guarantees

During the ordinary course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of California. We have issued guarantees in the form of letters of credit as security for some merchandise shipments from overseas. There were $303,000 of these letters of credit outstanding at October 29, 2005. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated financial statements.

NOTE 9. Stock-Based Compensation

We account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” We follow the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 requires disclosures of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We are required to follow the prescribed disclosure format and have provided the additional disclosures required by SFAS No. 148 for the nine months ended October 29, 2005.

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

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
		(As Restated)		(As Restated)
Net income
As reported	$5,931	$12,448	$11,823	$22,253
Add: Stock-based compensation expense included in reported net income, net of related tax effects	24	24	72	72
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(1,137)	(1,649)	(3,435)	(4,966)

Pro forma	$4,818	$10,823	$8,460	$17,359

Basic earnings per share:
As reported	$0.13	$0.27	$0.26	$0.47
Pro forma	$0.11	$0.23	$0.19	$0.37
Diluted earnings per share:
As reported	$0.13	$0.26	$0.26	$0.46
Pro forma	$0.11	$0.23	$0.18	$0.36

NOTE 10. Impact of Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our operating results or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmentary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement provides that exchanges of nonmonetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our operating results or financial condition.

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

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during Construction Period.” FSP FAS 13-1 clarifies the accounting for rental costs associated with operating leases that are incurred during a construction period. In addition, SFAS No. 151 requires that a lessee shall cease capitalizing rental costs as of the effective date of this FSP FAS 13-1 for operating lease arrangements entered into prior to the effective date of FSP FAS 13-1. FSP FAS 13-1 is effective for periods beginning after December 15, 2005. We do not expect the adoption of FSP FAS 13-1 to have a material impact on our operating results or financial condition.

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

RESTATEMENT OF PRIOR FINANCIAL INFORMATION

In March 2005, we restated our consolidated financial statements for fiscal 2004, which included our consolidated balance sheet at October 30, 2004, consolidated statements of operations for the three and nine months ended October 30, 2004 and cash flows for the nine months ended October 30, 2004 in this Quarterly Report on Form 10-Q. The restatement corrected our historical accounting for operating leases. The restatement adjustments are non-cash and had no impact on revenues, comparable store sales or overall cash flows. For information with respect to the restatement, see “Note 2” to the consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2004. We did not amend our previously filed Quarterly Reports on Form 10-Q for the restatement; therefore, the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

RESULTS OF OPERATIONS

Three Months Ended October 29, 2005 Compared to Three Months Ended October 30, 2004

The following table sets forth selected data from our income statement expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

For the three months ended:	October 29, 2005	October 30, 2004
Net sales	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	67.1	64.3

Gross margin	32.9	35.7
Selling, general and administrative expenses	28.0	24.6

Operating income	4.9	11.1
Interest income, net	0.1	0.1

Income before income tax expense	5.0	11.2
Income tax expense	1.9	4.3

Net income	3.1%	6.9%

Net sales increased $11.9 million, or 6.6%, to $192.7 million during the third quarter of fiscal 2005 from $180.8 million during the third quarter of fiscal 2004. The components of this $11.9 million increase in net sales are as follows:

Amount ($ millions)	Description
$11.1	Net sales from new Hot Topic stores opened during the fiscal year and Hot Topic stores not yet qualifying as comparable stores

8.3	Net sales from new Torrid stores opened during the fiscal year and Torrid stores not yet qualifying as comparable stores

2.4	Internet sales (hottopic.com and torrid.com)

(0.1)	Net sales from 15 expanded or relocated Hot Topic and Torrid stores

(9.8)	6.2% decrease in comparable store net sales in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004

$11.9	Total

At the end of the third quarter of fiscal 2005, 580 of our 762 stores (Hot Topic and Torrid) were included in the comparable store base, compared to 476 of our 649 stores (Hot Topic and Torrid) open at the end of the third quarter of fiscal 2004. Sales of Hot Topic’s apparel and tee-shirts, as a percentage of total net sales, were 56% for the third quarter of fiscal 2005 compared to 55% for the third quarter of fiscal 2004. The increase of the apparel category in the product mix was driven by increased sales of music-licensed apparel, and men’s and women’s novelty tees, partially offset by a decline in men’s and women’s bottoms, and dresses.

Gross margin decreased $1.0 million to $63.5 million during the third quarter of fiscal 2005 from $64.5 million during the third quarter of fiscal 2004. As a percentage of net sales, gross margin decreased to 32.9% during the third quarter of fiscal 2005 from 35.7% in the third quarter of fiscal 2004. The significant components of this 2.8% decrease in gross margin as a percentage of net sales are as follows:

%	Description
(1.2)%	Decrease in merchandise margin primarily due to higher markdowns and higher freight-in costs, partially offset by higher initial markup

(1.0)	Increase in store occupancy and depreciation expenses primarily due to deleveraging store expenses over lower comparable store sales and an increase in average store size

(0.5)	Increase in distribution expenses primarily due to our additional distribution center location opened in second quarter of fiscal 2005, partially offset by improved freight-out costs

(0.1)	Increase in buying costs due to higher payroll expenses

(2.8)%	Total

Selling, general and administrative expenses increased $9.5 million, or 21.3%, to $54.0 million during the third quarter of fiscal 2005 compared to $44.5 million during the third quarter of fiscal 2004. As a percentage of net sales, selling, general and administrative expenses increased to 28.0% in the third quarter of fiscal 2005 compared to 24.6% in the third quarter of fiscal 2004. The total dollar increase in selling, general and administrative expenses was primarily attributable to a 17.4% increase in the number of retail stores from 649 at the end of the third quarter of fiscal 2004 to 762 at the end of the third quarter of fiscal 2005 and the corresponding additional payroll and other expenses required to support these additional stores. The significant components of this 3.4% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description

1.5%	Increase in other general and administrative expenses primarily due to costs associated with provision for potential liabilities associated with wage and hour lawsuits and higher headquarters payroll related costs

0.8	Increase in marketing expenses primarily due to new Torrid marketing campaigns

0.6	Increase in other store expenses primarily due to higher supplies costs and credit card processing fees

0.4	Increase in store payroll expenses due to deleveraging of payroll costs over lower comparable store sales

0.1	Increase in administrative depreciation and amortization primarily due to increase in software costs

3.4%	Total

Operating income decreased $10.6 million to $9.4 million during the third quarter of fiscal 2005 from $20.0 million during the third quarter of fiscal 2004. As a percentage of net sales, operating income was 4.9% in the third quarter of fiscal 2005 compared to 11.1% in the third quarter of fiscal 2004.

Net interest income remained at 0.1% for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004.

Income tax expense was $3.7 million for the third quarter of fiscal 2005 compared to $7.7 million for the third quarter of fiscal 2004. The effective tax rate was 38.3% for both the third quarter of fiscal 2005 and fiscal 2004.

Nine Months Ended October 29, 2005 Compared to Nine Months Ended October 30, 2004

The following table sets forth selected data from our income statement expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

For the nine months ended:	October 29, 2005	October 30, 2004
Net sales	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	67.2	65.1

Gross margin	32.8	34.9
Selling, general and administrative expenses	29.1	27.0

Operating income	3.7	7.9
Interest income, net	0.2	0.2

Income before income tax expense	3.9	8.1
Income tax expense	1.5	3.1

Net income	2.4%	5.0%

Net sales increased $49.5 million, or 11.1%, to $494.7 million during the first nine months of fiscal 2005 from $445.2 million during the first nine months of fiscal 2004. The components of this $49.5 million increase in net sales are as follows:

Amount ($ millions)	Description

$36.4	Net sales from new Hot Topic stores opened during the fiscal year and Hot Topic stores not yet qualifying as comparable stores

22.2	Net sales from new Torrid stores opened during the fiscal year and Torrid stores not yet qualifying as comparable stores

3.7	Internet sales (hottopic.com and torrid.com)

0.3	Net sales from 15 expanded or relocated Hot Topic and Torrid stores

(13.1)	3.2 % decrease in comparable store net sales in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004

$49.5	Total

Sales of Hot Topic’s apparel and tee-shirts, as a percentage of total net sales, were 55% in the first nine months of fiscal 2005 compared to 54% in the first nine months of fiscal 2004. The increase in apparel and tee-shirt sales as a percentage of net sales was due primarily to increased sales of music-related apparel, men’s and women’s novelty tees, partially offset by decreases in sales of men’s and women’s bottoms, and dresses.

Gross margin increased approximately $6.9 million to $162.3 million during the first nine months of fiscal 2005 from $155.4 million during the first nine months of fiscal 2004. As a percentage of net sales, gross margin decreased to 32.8% during the first nine months of fiscal 2005 from 34.9% in the first nine months of fiscal 2004. The significant components of this 2.1% decrease in gross margin as a percentage of net sales are as follows:

%	Description

(0.9)%	Increase in store occupancy and depreciation expenses primarily due to deleveraging store expenses over lower comparable store sales and an increase in average store size

(0.7)	Decrease in merchandise margin primarily due to higher markdowns and higher freight-in costs

(0.4)	Increase in distribution expenses primarily due to the opening of our additional distribution center location, partially offset by improved freight-out costs

(0.1)	Increase in buying costs due to higher payroll expenses

(2.1)%	Total

Selling, general and administrative expenses increased $23.9 million, or 19.9%, to $143.9 million during the first nine months of fiscal 2005 compared to $120.0 million during the first nine months of fiscal 2004. As a percentage of net sales, selling, general and administrative expenses increased to 29.1% in the first nine months of fiscal 2005 compared to 27.0% in the first nine months of fiscal 2004. The total dollar increase in selling, general and administrative expenses is primarily attributable to an increase in the number of retail stores from 649 at the end of the first nine months of fiscal 2004 to 762 at the end of the first nine months of fiscal 2005 and the corresponding additional payroll and other expenses required to support these additional stores. The significant components of this 2.1% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
0.7%	Increase in other store expenses primarily due to higher supplies costs and credit card processing fees

0.7	Increase in other general and administrative expenses primarily due to costs associated with provision for potential liabilities associated with wage and hour lawsuits and higher headquarters payroll related costs

0.3	Increase in store payroll expenses due to deleveraging of payroll costs over lower comparable store sales

0.3	Increase in marketing expenses primarily due to new Torrid marketing campaigns

0.1	Increase in administrative depreciation and amortization primarily due to increase in software costs

2.1%	Total

Operating income decreased $17.0 million to $18.3 million during the first nine months of fiscal 2005 from $35.3 million during the first nine months of fiscal 2004. As a percentage of net sales, operating income was 3.7% in the first nine months of fiscal 2005 compared to 7.9% in the first nine months of fiscal 2004.

Net interest income remained at 0.2% for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004.

Income tax expense was $7.3 million for the first nine months of fiscal 2005 compared to $13.8 million for the first nine months of fiscal 2004. The effective tax rate was 38.3% for both the first nine months of fiscal 2005 and fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

Historically and during the first nine months of fiscal 2005, our primary uses of cash have been to finance store openings and purchase merchandise inventories, as well as periodic repurchases of our common shares. In addition, during the second quarter of 2005, we completed the purchase of the land, building and other improvements comprising our distribution center in Tennessee, for which we paid $14.3 million. In recent years, we have satisfied our cash requirements principally from cash flows from operations and to a lesser extent proceeds from the exercise of stock options. We also maintain a $5.0 million unsecured credit agreement for the purpose of issuing letters of credit, primarily for inventory purchases. At October 29, 2005, we had $303,000 of outstanding letters of credit under the credit agreement.

Cash flows provided by operating activities were $14.3 million in the first nine months of fiscal 2005 compared to $19.7 million provided by operating activities in the first nine months of fiscal 2004. The decrease of $5.4 million in cash flows from operating activities in the first nine months of 2005 compared to the first nine months of 2004 resulted primarily from increases in inventory, prepaid expenses and other current assets, and a decrease in income taxes payable, offset partially by an increase in accounts payable, accrued liabilities, deferred rent, depreciation expense and tax benefit from stock options exercised.

Cash flows used in investing activities were $13.9 million in the first nine months of fiscal 2005 compared to $35.9 million provided by investing activities in the first nine months of fiscal 2004. The $49.8 million decrease in net cash from investing activities is due to a decrease ($34.8 million) in the proceeds from the sale of short-term investments (net of purchases) and an increase ($15.0 million) in purchases of property and equipment, primarily associated with the acquisition of our Tennessee distribution center, new hardware and software systems, and to support store openings.

Cash flows provided by financing activities were $0.3 million in the first nine months of fiscal 2005 compared to cash flows used in financing activities of $60.2 million in the first nine months of fiscal 2004. The $60.5 million increase in cash flows from financing activities is principally the result of the fact that our common stock repurchase was $57.3 million lower in the first nine months of fiscal 2005, compared to the common stock repurchased in the first nine months of fiscal 2004; and proceeds from exercise of stock options increased $3.2 million in the first nine months of fiscal 2005.

The following table summarizes our contractual obligations as of October 29, 2005, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period ($ in thousands)
Contractual obligations	Total	Within 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating leases	$365,364	$50,667	$100,519	$90,506	$123,672
Purchase obligations	65,837	65,837	—	—	—
Letters of credit and other obligations	1,878	1,878	—	—	—

Total contractual obligations	$433,079	$118,382	$100,519	$90,506	$123,672

We may incur liabilities in the future related to certain litigation matters in which we are involved. For the quarter ended October 29, 2005, we recorded a provision of $1,500,000 for potential liabilities resulting from two related lawsuits asserting, among other things, failure to provide adequate meal or rest breaks, failure to timely pay wages at end of employment and unfair business practices. However, at the present time, we are unable to predict the ultimate outcome of these matters. We may be required to record an additional provision for potential liabilities resulting from these claims, or we may reduce this provision if the actual settlement or judgment amount related to these claims differ from the provision. We also expect to incur additional legal fees and other expenses in connection with these litigation matters, the amount of which we are unable to predict at this time. Refer to Note 8 to our consolidated financial statements for a discussion of these and other litigation matters with which we are involved.

We believe our current cash balances and cash generated from operations will be sufficient to fund our operations, planned expansion, and authorized repurchase of our common stock through at least the next 12 months.

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

Contingencies: In the normal course of business, we must make continuing estimates of potential future legal obligations and liabilities, which requires the use of management’s judgment on the outcome of various issues. Management may also use external advice to assist in the estimating process. However, the ultimate outcome could be different than management estimates, and adjustments to previous estimates may be required.

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

Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, expected financial results, the profitability of future sales of our products, new store openings and new store concepts, and litigation and contingent liabilities. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include but are not limited to the items discussed under the captions “Certain Risks Related to the Our Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2.

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

Our net sales have grown significantly during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, the introduction of new products. We intend to continue to pursue an aggressive growth strategy for the foreseeable future, and our future operating results will depend largely upon our ability to open and operate stores successfully and to profitably manage a larger business. We currently anticipate opening approximately 115 stores, consisting of 70 Hot Topic and 45 Torrid stores, during fiscal 2005, which will result in a significant increase in the number of stores we operate. Operation of a greater number of new stores and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by us in our existing stores and markets. In addition, as the number of stores increases, we may face risks associated with market saturation of our products and concepts. There can be no assurance that our expansion will not adversely affect the individual financial performance of our existing stores or our overall results of operations, or that new stores will achieve sales and profitability levels consistent with existing stores. Further, there can be no assurance that we will successfully achieve our expansion targets or, if achieved, that planned expansion will result in profitable operations.

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

We also need to continually evaluate the adequacy of our management information and distribution systems. Implementing new systems and changes made to existing systems could present challenges we do not anticipate and could impact our business. We cannot anticipate all of the changing demands that our expanding operations will impose on our business, systems and procedures, and our failure to adapt to such changing demands could have a material adverse effect on our results of operations and financial condition. Our failure to timely implement initiatives necessary to support our expanding operations could also materially impact our business.

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

A variety of factors affects our comparable store sales including, among others, the timing of new music releases and music/pop culture-related products; music and fashion trends; the general retail sales environment and the effect of the overall economic environment; our ability to efficiently source and distribute products; changes in our merchandise mix; competition from other retailers; opening of new stores in existing markets and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that such fluctuations will continue. Our comparable store sales results were 0.9%, (3.5)% and (6.2)% for the first, second and third quarters of fiscal 2005, respectively, and the following table shows our comparable store sales results for other recent periods:

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

Over the past several years, we have made improvements to existing hardware and software systems, as well as implemented new systems. Among other things, we have enhanced the functionality of our current GERS Retail Systems software and implemented new financial system software from Lawson. In addition, we have made significant investments to a new warehouse management software system, a new Internet order management software system, and a new customer loyalty software system; as well as modifying existing systems that were impacted by our second distribution center that opened in the second quarter of 2005. We expect to significantly increase our reliance on these systems throughout fiscal 2005. If these information systems and software do not work effectively, we may experience delays or failures in our operations. These delays or failures could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. For example, in the second quarter of 2004, we experienced some delay in product distribution upon implementation of our new warehouse management system. To manage growth of our operations and personnel, we may need to continue to improve our operational and financial systems, transaction processing, and procedures and controls, and in doing so, we could incur substantial additional expenses.

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

As a growing company with expanding operations, we are increasingly involved from time to time with litigation and other claims against us. These arise primarily in the ordinary course of our business, and include employee claims, commercial disputes, intellectual property issues and product-oriented allegations. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Although we do not currently believe that the outcome of any current litigation and claims against us will have a material adverse effect on our overall financial condition, adverse settlements or resolutions may occur and negatively impact earnings, injunctions against us could have an adverse effect on our business by requiring us to do or prohibiting us from doing certain things, and other unexpected events could have a negative impact on us.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision of and with the participation of our management, including the CEO and CFO. In performing our evaluation for fiscal 2004, management and the Audit Committee discussed our lease accounting policies with our independent registered public accounting firm and determined that our application of the lease accounting principles for free rent periods was not consistent with the views expressed by the SEC in their letter issued on February 7, 2005. Due to this inconsistency management concluded it had a material weakness in internal control over financial reporting as of the year ended January 29, 2005. However, during the quarter ended April 30, 2005 we remediated the material weakness in internal control over financial reporting by correcting our application of lease accounting principles for free rent periods. As a result, the CEO and CFO have concluded our disclosure controls and procedures are effective as of October 29, 2005.

Other than as described above, there were no changes in our internal controls over financial reporting that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On June 23, 2004, a non-profit corporation named Center for Environmental Health filed a lawsuit in Federal district court in Alameda, California against over two dozen retailers, large and small, including Hot Topic, Inc. Other defendants include teen retailers like Claire’s and Wet Seal, department stores like Sears, Nordstrom, Macy’s and J.C. Penney, and large retailers like Wal-Mart and Target. Certain of the defendants, but not Hot Topic, were also named defendants in a substantially similar lawsuit filed by the State of California. The complaint in each case alleges, in general, that the defendant retailers have violated certain California statutes by not providing sufficient warning about an alleged potential for lead exposure relating to costume jewelry sold in stores. The complaints do not contain allegations of personal injury. In August 2004, we were served another complaint, filed in the Circuit Court of Shelby County, Tennessee, claiming we are liable due to alleged lead content in our costume jewelry we allegedly target to children. This complaint was an alleged class action, again excluding any personal injury claim, with counts of negligence and breach of implied warranty. Similar claims had been made in Tennessee, prior to service upon us, against other retailers in the same jurisdiction by plaintiffs represented by the same law firm. In the first such Tennessee case with significant activity, a motion to dismiss the claims in their entirety has been granted. The plaintiff in that case is appealing the ruling, and the Tennessee case against us has been dismissed pending the outcome of appeal. The plaintiffs in the above California cases seek unspecified fines and penalties, attorneys’ fees and costs, and injunctive and other equitable relief; and the plaintiff in the Tennessee case seeks unspecified money damages, punitive damages, attorneys’ fees and injunctive relief on behalf of the alleged class. We continue to evaluate appropriate action in each of these cases with our counsel. In each case, we believe we have meritorious defenses to the plaintiff’s claims and intend to defend against such claims; though it is impossible to predict the outcome of the proceeding, and it is possible the plaintiff will be awarded requested remedies or that we may determine it appropriate to settle the lawsuit which could require us to take or not take certain actions.

On September 17, 2004, a former Torrid employee filed a lawsuit against us in the Superior Court of Los Angeles County, on behalf of a purported class. The lawsuit asserts claims for failure to provide adequate meal or rest breaks, improper payment of overtime wages, failure to timely pay wages at end of employment and unfair business practices. The lawsuit seeks compensatory damages, statutory penalties, punitive damages, attorneys’ fees and injunctive relief. On October 21, 2004, we filed an answer denying the material allegations of the complaint. On June 24, 2005, the plaintiff amended the complaint to assert an additional claim for failure to pay split-shift premiums. Discovery has begun in connection with this matter. We expect plaintiff’s counsel to formally move for certification of a class. Trial is currently set to begin on April 3, 2006. On September 30, 2005, a former Hot Topic employee filed a related lawsuit against us in the Superior Court of Los Angeles County, on behalf of a purported class. This lawsuit asserts similar claims for failure to provide adequate meal or rest breaks, failure to timely pay wages at end of employment and unfair business practices. The lawsuit seeks compensatory damages, statutory penalties, punitive damages, attorneys’ fees and injunctive relief. We intend to vigorously defend ourselves against the various claims raised in these lawsuits, but at the present time, we are unable to predict the ultimate outcome of these matters.

On November 18, 2004, a former Torrid employee filed a lawsuit against us in the Superior Court of Los Angeles County, on behalf of a purported class, with allegations relating to failure to pay overtime wages. In August 2005, we reached a tentative settlement in the case for which we recorded an expense of $500,000 in the second quarter of 2005. On October 13, 2005, the court granted preliminary approval of the settlement. A hearing is scheduled for January 26, 2006, at which the court will consider granting final approval to the settlement and dismissing the action with prejudice as to all class members.

Though significant litigation or awards against us could seriously harm our business and financial results, we do not at this time expect any of the above-described litigation to have a material adverse effect on our overall financial condition.

Item 2(c).	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 28, 2005 – October 1, 2005	345,000	$14.34	345,000	$15,053,000
October 2, 2005 – October 29, 2005	100,000	$14.44	100,000	$13,608,000

Total	445,000	$14.36	445,000	$13,608,000

(1)	On August 19, 2005, we announced that our Board of Directors approved a stock repurchase program, authorizing repurchase of up to $20,000,000 of our common stock. We are authorized to make repurchases from time to time in the open market pursuant to existing rules and regulations and other parameters set by the Board. The purchases disclosed in the table above were completed in the quarter ended October 29, 2005. We intend to remain active with our share repurchase program should the right market conditions exist.

Items 3, 4 & 5 are not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws, as amended. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen stock certificate. (1)

31.1	Certification, dated November 18, 2005, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated November 18, 2005, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated November 18, 2005, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form SB – 2 (No. 333-5054-LA) and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc.
(Registrant)

Date: November 18, 2005	/s/ Elizabeth McLaughlin
Elizabeth McLaughlin Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2005	/s/ James McGinty
James McGinty Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Document
31.1	Certification, dated November 18, 2005, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated November 18, 2005, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated November 18, 2005, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).