Form 10-K
period 2006-01-28
HOT TOPIC INC /CA/
filed 2006-03-22
CIK 1017712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-28784

HOT TOPIC, INC.

(Exact name of Registrant as specified in its charter)

California	77-0198182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18305 E. San Jose Ave. City of Industry, California	91748
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (626) 839-4681

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of July 29, 2005 was approximately $770,701,342 based on the closing price on that date of the Registrant’s Common Stock on the Nasdaq National Stock Market. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates are deemed to be held by non-affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock was 44,019,420 as of March 8, 2006.

Documents Incorporated By Reference

Certain portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 13, 2006 to be filed with the Securities and Exchange Commission (the “SEC”) no later than 120 days after January 28, 2006, are incorporated by reference into Part III of this Form 10-K (Items 10 through 14).

HOT TOPIC, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE

YEAR ENDED JANUARY 28, 2006

i

Cautionary Statement Regarding Forward-Looking Disclosure

This report contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, for example, statements regarding our expectations, beliefs, intentions or strategies regarding the future, such as the extent and timing of future revenues and expenses and customer demand, other expected financial results and information, new store openings and new store concepts. All forward-looking statements included in this report are based on information available to us as of the date of this report. We will not necessarily update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be different from any future results, performance or achievements expressed or implied. Risks, uncertainties and other factors related to us are located, among other places, in Part I, Item 1A under the caption “Risk Factors” and in Part II, Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

ITEM 1.	BUSINESS

General

We are a mall-based specialty retailer operating the Hot Topic and Torrid concepts. Hot Topic stores sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. Torrid stores sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of fiscal 2005 (the fiscal year ended January 28, 2006), we operated 663 Hot Topic stores throughout the United States and Puerto Rico, and 120 Torrid stores in 34 states. We also sell merchandise on two websites, http://www.hottopic.com and http://www.torrid.com, which reflect the Hot Topic and Torrid store concepts and carry merchandise similar to that sold in the respective stores. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

We opened 71 Hot Topic and 46 Torrid stores during fiscal 2005. During fiscal 2005, we expanded or relocated 17 stores. We plan to open approximately 40 new Hot Topic stores and 10 Torrid stores in our fiscal year 2006. Our fiscal 2006 will end February 3, 2007, and in accordance with typical retail accounting practices will be 53 weeks (fiscal 2005, 2004, and 2003 were all 52 weeks).

Our Markets

We developed Hot Topic and Torrid in each case after recognizing a large but specialized market not widely serviced by national retail chains.

The music-licensed apparel industry essentially began in the 1960s with bootleggers selling tee shirts at concert venues. Over the years, artists began to realize the commercial potential of licensing their likenesses and logos to tee shirt manufacturers and others who produced assorted merchandise.

We believe that over the last decade, the music industry and music merchandise industry have been significantly impacted by the availability and accessibility of Internet and digital technology and the continuing success of MTV, Fuse, and other music television networks. This is in stark contrast to past decades when the vinyl record cover and a few magazines of modest circulation were the primary source of young people’s information about their music and favorite bands. Today’s media enable fans not only to listen to the latest music and artists 24 hours a day, but also to experience a full sight and sound package of appearance and attitude. In August 2005, MTV reached approximately 89 million U.S. households, and MTV2 reached approximately 58 million U.S. households, according to Viacom International, Inc., MTV’s parent company. According to Nielsen Media Research, Fuse reached 37 million U.S. homes as of 2004.

The growing importance of the Internet is illustrated in a survey of teens between the ages of 12-17 conducted by PEW Internet & American Life Project and published in July 2005. The survey reported that 87%, or 21 million, used the Internet compared to 17 million in a similar survey conducted in 2000. And 51% of those users went on-line everyday. In addition, 43%, or 9 million, had made purchases on-line; a growth of 71% since 2000.

As a result of today’s media reach, both emerging and well-known artists and the fashions they inspire are much more visible than ever before. We believe that this increased visibility has contributed to a rise in demand for music/pop culture-licensed and music/pop culture-influenced apparel and accessories. We believe teenagers throughout the United States have similar fashion preferences, largely as a result of the nationwide influence of the Internet, MTV and other music television networks, music distribution (including through the rapidly growing avenue provided by digital music and “downloads”), movies, and television programs.

Hot Topic’s target customers are young men and women between the ages of 12 and 22, who are passionate about music, music videos, pop culture trends, and music-inspired fashion. We believe our music/pop culture-influenced merchandise appeals to teenagers from diverse socio-economic backgrounds and that our customers are broadly representative of the teenage population in the United States.

Teenagers represent both a growing part of the United States population and an increasing source of purchasing power. The U.S. Census Bureau estimates that the teenage population (ages 12-19) in the United States reached approximately 34 million in 2005, and by 2008, there are likely to be more teenagers in the United States than at any other time in history. The average American teen spent approximately $104 a week in 2004 according to Teen Research Unlimited.

The annual plus-size apparel market is estimated to have reached $30 billion and caters to 65 million women. NPD Group, a leading research firm specializing in women’s apparel trends, indicates that women’s plus-size clothing in 2004 accounted for 18% of the overall women’s market. It is estimated that plus-size represents the fastest growing category in the women’s apparel market, with junior plus-size as the fastest growing segment within the demographic. Based upon feedback from plus-size Hot Topic customers who wanted more selection through a store that catered explicitly to plus-size customers, we developed the Torrid concept. We concluded there were a significant number of young women consumers who were plus-size and unable to find and buy a broad enough selection of fashion forward clothes in comparison to their smaller sized friends. We launched Torrid in the first half of fiscal 2001, with the opening of six locations across the country, and a website, http://www.torrid.com. Our Torrid store target customers are plus-size females aged 15 to 29, who are primarily influenced by fashion trends and by pop culture. We believe our Torrid store assortment allows young customers wearing sizes 12 to 26 to match the style, excitement, and selection available at other non-plus-size junior retailers.

Hot Topic Business Strategy

Our goal for Hot Topic stores is to be a leading retailer of music/pop culture-licensed and music/pop culture-influenced apparel, accessories, and gift items for young men and women. Elements of Hot Topic’s business strategy include:

•	Focus on Unique Music/Pop Culture-Oriented Merchandise

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

•	Offer “Everything About The Music” and Pop Culture

Our Hot Topic stores are designed to serve as a headquarters for music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items. Hot Topic’s slogan, “Everything About The Music” and its ability to relate and understand relevant pop culture trends are reflected in its broad assortment of products. We believe Hot Topic’s selection of music/pop culture-licensed merchandise is the most extensive assortment available in a single mall store. We complement licensed merchandise with a unique and eclectic assortment of music/pop culture-influenced apparel and accessories, and respond to changes in trends and demand by introducing new items and categories. We believe that we have a history of being the first to offer the latest music/pop culture fashions, which has made Hot Topic a destination store for teenagers.

•	Promote Music-Inspired Culture

We are committed to the music-inspired lifestyles of our customers, and have built a culture throughout the organization that reflects a passion for music. We diligently track alternative and rock music trends by regularly monitoring new music through various websites, music video releases and radio station airplay, visiting nightclubs around the country, and attending concerts. We also actively solicit feedback from our associates and customers. We believe these activities allow us to react quickly to emerging trends, and provide a competitive advantage over retailers who do not devote the time and resources necessary to anticipate these trends.

•	Listen to the Customer

We do not dictate fashion trends, but rather seek to identify new music, recording artists and pop culture trends at their early stages, and react accordingly to keep our in-store product assortment current with those trends. We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandise strategy. We regularly test new merchandise in select Hot Topic stores before chain-wide distribution. We also order a majority of our merchandise not more than 60 to 90 days before delivery, allowing us to react quickly to emerging trends. We are also aggressive in taking prompt markdowns to maintain a fresh merchandise mix. By actively managing the mix of categories and products in Hot Topic stores, we believe we are able to capitalize on emerging trends and minimize our dependence on any one particular merchandise category. We believe this approach to managing Hot Topic’s merchandise mix has contributed to strong merchandise margins and markdown rates that are typically lower than industry average.

•	Emphasize Customer Service and the In-Store Experience

Our associates are trained to provide a value-added, non-intrusive customer experience. Sales associates are encouraged to greet customers, provide information about new music/fashion trends and suggest merchandise that meets the customer’s lifestyle and music preferences. We provide our teenage customers the same level of respect and attention that is afforded to adult customers at other retail stores, while also providing friendly and informed customer service for parents. We believe that a high level of employee product knowledge and a commitment to music/fashion create credibility and differentiate Hot Topic from other teenage-focused retailers.

We also seek to create an exciting and compelling shopping environment focusing on the lifestyles of our core customer. Hot Topic stores are designed with a modern theme that incorporates dense merchandising and utilizes a professional sound system playing alternative music to create a fun, high-energy store that teens will consider “their place” to shop with friends. We believe this atmosphere enhances Hot Topic’s image as a source for music/pop culture-inspired fashion while encouraging customers to shop in our stores for longer periods of time.

Torrid Business Strategy

Our goal for Torrid stores is to become the leading specialty retailer of fashion forward plus-size young women’s apparel and accessories. Elements of Torrid’s business strategy include:

•	Focus on Current Fashion Trends that Allow the Plus-Size Customer to Feel Feminine, Beautiful, and Sexy

Our Torrid merchandising team focuses on providing a fashion forward merchandise assortment that reflects the influence of cutting-edge fashion trends and pop culture. These influences provide the inspiration for hip, trendy apparel and accessories that our plus-size customer relates to. We believe that Torrid is the first mall concept to offer a complete store assortment of fashion forward apparel for plus-size young women.

•	Listen to the Customer

Torrid buyers actively solicit customer feedback through frequent visits to store locations, in-store comment cards, email, and postings our Internet website, http://www.torrid.com. We use this input to interpret current fashion trends and pop culture influences as we develop the fashion forward merchandise assortments that are the Torrid brand. We test new trends and styles frequently to gauge customer response.

•	Emphasize Customer Service and the In-Store Experience

We provide training and coaching for Torrid store associates that emphasize one-on-one service for our customers. We reward sales associates through a program called “diva dollars” for selling multiple items. We believe that many plus-size customers have been unable to find sufficient quantities and selections of fashionable apparel in line with current trends. Because of this, we focus on suggesting outfits and ensuring the correct fit.

Through our focus on customer service and leading-edge fashion, we seek to create a compelling shopping environment that the young plus-size customer is looking for. We believe that the warm greeting, extensive fashion offerings, and helpful customer service by our team members create a welcoming and exciting store environment that will be attractive to and preferred by the Torrid customer.

Store Locations

As of January 28, 2006, we operated 663 Hot Topic stores throughout the United States and Puerto Rico and 120 Torrid stores in 34 states in both metropolitan and middle markets. Between January 29, 2006 and March 8, 2006, we opened an additional three Hot Topic stores, and we closed one Hot Topic store. The following chart shows, as of March 8, 2006, the number of Hot Topic and Torrid stores operated in each state in which those stores are located:

Hot Topic, Inc.

Stores By State

	Hot Topic Stores			Torrid Stores	Total Company
	Open At 1/28/2006	New HT FY06 To-Date	Open At 3/8/2006	Open At 3/8/2006	Open At 3/8/2006
Alabama	7		7		7
Alaska	3		3		3
Arizona	14		14	5	19
Arkansas	2	1	3		3
California	77		77	35	112
Colorado	13		13	1	14
Connecticut	8		8	2	10
Delaware	2		2		2
Florida	41		41	4	45
Georgia	13	1	14	3	17
Hawaii	5		5		5
Idaho	4		4	1	5
Illinois	21		21	5	26
Indiana	14		14	2	16
Iowa	10		10	1	11
Kansas	7		7		7
Kentucky	8		8	1	9
Louisiana	8		8		8
Maine	3		3		3
Maryland	15		15	3	18
Massachusetts	19		19	3	22
Michigan	23		23	2	25
Minnesota	12		12	1	13
Mississippi	3	1	4		4
Missouri	14		14	3	17
Montana	4		4		4
Nebraska	4		4	1	5
Nevada	5		5	2	7
New Hampshire	5		5	1	6
New Jersey	18		18	5	23
New Mexico	7		7	1	8
New York	31		31	7	38
North Carolina	14		14	3	17
North Dakota	3		3		3
Ohio	26		26	4	30
Oklahoma	8		8		8
Oregon	7		7	3	10
Pennsylvania	35		35	5	40
Rhode Island	1		1		1
South Carolina	8		8	1	9
South Dakota	2		2	1	3
Tennessee	15		15	2	17
Texas	53		53	5	58
Utah	9	(1)	8	2	10
Vermont	2		2		2
Virginia	17		17	1	18
Washington	19		19	2	21
West Virginia	5		5		5
Wisconsin	12		12	2	14
Wyoming			1		1
Puerto Rico	6		6		6

Total	663	2	665	120	785

Expansion Strategy

Our expansion strategy is to open stores primarily in shopping malls and selected entertainment centers in both new and existing markets throughout the United States and Puerto Rico. We opened 71 new Hot Topic stores and 46 Torrid stores in fiscal 2005, and we also expanded or relocated 17 existing Hot Topic stores. During fiscal 2006, we plan to open approximately 40 new Hot Topic stores and 10 new Torrid stores. Additionally, we plan to expand or relocate 20 to 25 existing Hot Topic stores.

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

The following table and chart provide recent history of our store expansion:

	Fiscal Year
	2001	2002	2003	2004	2005	2006 through 3-8-06
	(Number of stores)
Stores at beginning of year	274	352	445	554	668	783

Hot Topic stores opened	73	74	84	91	71	3
Hot Topic stores closed*	(1)	(2)		(1)		(1)
Torrid stores opened	6	21	25	24	46
Torrid stores closed**					(2)

Stores at end of year	352	445	554	668	783	785

Hot Topic and Torrid stores expanded or relocated	7	8	4	10	17

*	One Hot Topic store in Salt Lake City, Utah closed in February 2006.
**	Our Torrid store located in Staten Island, New York closed in fourth quarter 2005. Our Torrid store located in Gretna, Louisiana was damaged by hurricane Katrina and has remained closed as of year-end.

Total Hot Topic Inc. Stores as at 1-28-2006

Store-Level Economics

During fiscal 2005, we achieved average store net sales of approximately $1 million and average store net sales per average square foot of approximately $520. We cannot guarantee that these results will continue or that future average store-level sales will not vary from historical results.

Hot Topic Merchandising

Our Hot Topic stores serve as a focal point for music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items. Music/pop culture-licensed merchandise includes tee shirts, hats, posters, stickers, patches, postcards, books, novelty accessories, compact discs and albums. Music/pop culture-influenced merchandise includes women’s and men’s apparel and accessories, such as woven and knit tops, skirts, pants, shorts, jackets, shoes, costume jewelry, body jewelry, sunglasses, cosmetics, leather accessories, and gift items. Approximately half of Hot Topic’s products are music/pop culture-licensed and the other half are music/pop culture-influenced. A key strategy of our Hot Topic stores is to offer a diverse product assortment. We have more than 23 distinct merchandise categories or “departments.” On average, over 180 different licensed band tee shirts are carried in each store, from current artists such as Green Day, Fall Out Boy, Panic at the Disco, HIM, Slipknot, and ICP, to classic rock artists such as The Ramones, Nirvana, Bob Marley, The Rolling Stones, Metallica and Led Zeppelin. New items and categories are regularly tested to stay current with customer demand and new product trends.

Our Hot Topic merchandising staff consists of a Chief Merchandising Officer, a Vice President, Licensing, Divisional Merchandise Managers, and a staff of buyers and assistant buyers who manage the various product categories. The merchandising staff reflects our culture in that their decisions and actions are influenced by music and pop culture. In determining which merchandise to buy, the merchants spend considerable time viewing music videos, reviewing industry music sales, monitoring alternative radio station air play, consulting with sales associates (to draw from their different experiences and perspectives), reviewing customer requests, attending trade shows and reading music and fashion industry periodicals and checking music websites. In addition, the merchandising staff regularly visits nightclubs and attends concerts and other events that attract young people.

Our Hot Topic stores have several lines of private label merchandise to complement and supplement current product offerings. We believe that Hot Topic brands play an important part in differentiating our stores from those of our competitors and provide us with higher margin opportunities as compared to other merchandise. Our proprietary brands include Morbid Metals (body jewelry) and Morbid Threads (men’s and women’s apparel and hosiery). Some shoes are also sold under the Hot Topic label.

To reduce fashion risk and maintain the ability to respond quickly to emerging trends, Hot Topic buyers commit to a majority of the merchandise not more than 60 to 90 days in advance of delivery. We also often begin with smaller test purchases prior to chain-wide distribution. We regularly monitor store sales by merchandise theme, classification, Stock Keeping Units (SKUs), color and size to determine types and quantities of products to purchase, to detect products and trends that are emerging or declining, and to manage the product mix in our stores by responding to the spending patterns of our customers. We also maintain good and interactive relationships with our vendors because we understand their importance of facilitating a quick response.

Torrid Merchandising

Our Torrid stores serve as a destination for current trends in fashion apparel and accessories for plus-size young women. We believe that our Torrid customer wants to wear the same types of merchandise as her smaller-sized peers. Torrid apparel is sized 12-26. Torrid merchandise includes both casual and dressy offerings with particular emphasis on jeans, novelty tee shirts, fashion tops, pants, jackets, and dresses. We also carry hosiery, shoes, intimate apparel, and fashion accessories. As appropriate, our merchandise is specifically proportioned for plus-size customers. A broad selection of merchandise comes from established branded vendors, including Dickies, Paris Blues, Z Cavaricchi, LEI, Baby Phat, Fine, and Hot Kiss as well as more fashion forward vendors, such as Tripp. Our own Torrid brand is a vital and growing portion of our merchandise mix. Torrid buyers work closely with vendor partners to monitor and maintain our unique apparel fit specifications for young women. Likewise, we strategically share certain research on current fashion trends and customer input with key vendors so that we can maintain high standards of quality and fashion leadership. We believe that our brand mix gives our Torrid customer an opportunity to buy the same or similar hottest styles and brands as her non plus-size friends.

The Torrid merchandising team consists of a General Merchandise Manager, a buying team, a product development and sourcing team, and a fit and quality assurance team. Customer and store associate feedback influences our merchandising decisions. The merchandising team spends considerable time on fashion research from a variety of international sources that are relevant to our young, fashion forward customer. This process includes retail research in U.S. and international fashion hot spots, entertainment and pop culture venues, and trade shows.

Torrid merchandise is purchased from established branded vendors as well as private label vendors. Private label vendors provide the customer with unique, fashion forward merchandise, often at more competitive prices than branded merchandise. Private label merchandise also often provides Torrid with higher margin opportunities as compared to other merchandise. In order to reduce fashion risk and maintain the ability to respond quickly to emerging trends, Torrid buyers commit to a majority of the merchandise not more than 120 days, and many times less than 75 days, in advance of delivery. We often begin with small purchases for testing.

Planning and Allocation of Merchandise

Planning and allocation of our inventory is done at the store, merchandise classification and SKU levels, using integrated third-party software. Most merchandise is ordered in bulk and then allocated to each store based on store inventory plans and SKU performance using JDA’s Advanced Allocation software. Buyers and inventory analysts determine SKU reorder quantities by using a proprietary automated software program which considers sales history, projected sales, planned inventories by store, store demographics, geographic preferences, store openings and planned markdown dates.

We have two distribution centers. One is located at our headquarters in City of Industry, California and the other is in LaVergne, Tennessee, near Nashville. We purchased the Tennessee distribution center in fiscal 2005 to ship Hot Topic merchandise primarily to our stores in the eastern half of the United States. The two distribution centers will allow us to accommodate our anticipated growth for the foreseeable future.

All merchandise is delivered to our distribution centers, where it is inspected, allocated, picked, prepared and boxed for shipment to our stores. We ship merchandise to stores each weekday, providing our Hot Topic and

Torrid stores with a steady flow of new and reordered merchandise. Minimal back stock is maintained in our distribution centers and stores, so that most of our merchandise is available for sale on the selling floors of our stores. No single vendor accounted for more than 6.6% of our merchandise purchases during fiscal 2005.

Hot Topic and Torrid Store Operations

Hot Topic and Torrid each have a Vice President of Store Operations who leads a divisional operations team. Supporting the Vice President of each division are regional directors who oversee multiple districts, and district managers who typically oversee six to nine stores. A store manager and two or three assistant managers manage individual stores. In addition to managers and assistant managers, a typical store has approximately six to ten part-time sales associates, depending on the season.

We have established training and operating procedures to assist field management in the supervision and training of all associates. We have also designed a store manager training program, which is used to train hired managers.

At Hot Topic, we strive to create a store environment that customers will consider “their place” to shop with friends. We seek to hire sales associates who are like our customers—energetic people who are knowledgeable and passionate about music and pop culture-inspired fashion. Additionally, in return for feedback on fashion and other trends, we reimburse Hot Topic store associates for the cost of attending concerts. They are also encouraged to directly communicate customer feedback as well as their own merchandise and product ideas to the buyers and management. Our culture and our direct interaction with and respect for sales associates are significant factors in producing associate retention rates that we believe are higher than the industry average.

At Torrid, we create a store environment that is fun, friendly and focused on fashion. We understand the importance of focusing on the preferences and opinions of our target customers. We seek to hire associates who are passionate about fashion and understand and appreciate the plus-size customer. We provide our sales associates with information on trends and key looks for each season. We also provide coaching and training on fit and quality, which are especially important to our Torrid customers.

The primary goal of the sales associate position is to provide superior, informed customer service in order to maximize sales and minimize inventory shrinkage. Store management receives daily store sales and category results so that performance can be measured against set goals. Postage-paid “report cards” are provided in all stores for customers to grade performance and make recommendations to us. We train associates to greet each customer, to inform the customer about new music and fashion trends and to suggest merchandise that matches the customer’s lifestyle, music and fashion forward preferences and/or trends. We believe that our associates’ high level of product knowledge and customer service differentiates us from other specialty retailers.

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

Marketing and Promotion

We generally open stores in high traffic malls in areas of high teenage and young adult population. We actively solicit and encourage customer feedback, both to generate enthusiasm and passion for our offerings as well as allow us to quickly respond to customer needs, which in turn, helps us to remain current in merchandising our stores.

In July 2002, we launched our gift card program. We sell gift cards at our stores and at our Internet sites http://www.hottopic.com and http://www.torrid.com as a convenient alternative for gift giving by our customers. Gift cards are sold in U.S. currency up to $500, and the cards have no expiration date. Gift card styles and colors are changed frequently and are designed to appeal to customer preferences. Gift cards can be redeemed for merchandise at any Hot Topic or Torrid store location for any amount up to the then-current value. Unused amounts remain on the card until redeemed by the customer. Customers may add to outstanding amounts on their existing gift cards at our stores.

•	Hot Topic Marketing and Promotion

We rely on our customers, associates, store design and exciting music to attract new customers to our Hot Topic stores. To further promote Hot Topic stores, we sponsor various music events and conduct periodic contests. For example, since 2000, we have co-sponsored major summer rock tours such as Ozzfest (headlined by Ozzy Osbourne). More recently, our sponsorship activities have included concert tours such as the Vans Warped Tour, the Take Action Tour, and Taste of Chaos.

In fiscal 2004, we established the Hot Topic Foundation. The Foundation’s objective is to support programs and organizations that specifically focus on encouraging and educating young people in music and the arts. The Foundation has been funded through donations from our employees, our company, and our customers. As of January 28, 2006, $1,390,000 had been raised for the benefit of the Foundation. We are pleased with the meaningful contributions the Foundation has made to school music programs and other initiatives, and we believe these activities have a positive influence on young people.

•	Torrid Marketing and Promotion

We seek to make a strong connection to young plus-size women and build our Torrid brand through our fashion forward marketing message. To support this, we advertise in premier fashion magazines with national distribution. In key market areas we also support our Torrid brand message with outdoor advertising, mall-sponsored special events, and appropriate local and national public relations efforts. Our Torrid guest loyalty program, divastyle®, offers us the chance to communicate directly and often with our most frequent and highest spending Torrid customers. These program members are rewarded throughout the year with special offers and promotions and a newsletter that provides fashion information and updates on new products and current trends available at Torrid.

Internet Sales

Total Internet sales increased by 35% in fiscal 2005 compared to fiscal 2004 and contributed approximately 3.4% of total sales in fiscal 2005. We believe our websites http://www.hottopic.com and http://www.torrid.com provide a convenient and expanded shopping experience for our customers. In addition, we sell Hot Topic and Torrid gift cards via these Internet sites.

•	Hot Topic Internet Sales

Hot Topic Internet sales from http://www.hottopic.com increased by 34% in fiscal 2005 compared to fiscal 2004. During fiscal 2005, Hot Topic Internet sales were shipped from our City of Industry distribution facility, however we expect that Hot Topic Internet sales will be shipped from our LaVergne, Tennessee distribution facility beginning in the second quarter of fiscal 2006.

In addition to our broad selection of merchandise for sale, including some Internet-only items, our Hot Topic website offers content such as tour dates, contests, job postings, store locations, and community features such as band reviews and advice columns.

•	Torrid Internet Sales

Torrid Internet sales in fiscal 2005 increased by 38% compared to fiscal 2004. As we continue to grow our Torrid store concept, we believe that http://www.torrid.com will provide an increasingly important portal for plus-size customers who do not yet have convenient access to a Torrid store. To accommodate this trend and increase Internet sales, we have significantly increased our focus in 2006 on developing our Torrid Internet business.

In addition to our broad selection of merchandise for sale, including some Internet-only items, our Torrid website offers content such as special events, contests, job postings, store locations, and community features such as a posting board and editorials on topics of interest to our Torrid customers.

Information Technology

Our information systems provide integration of store, merchandising, distribution, financial, and human resources records and data. Software licensed from GERS Retail Systems is used for SKU and classification inventory tracking, purchase order management, open-to-buy, merchandise distribution, automated ticket making, and sales audit. Our integrated financial systems are licensed from Lawson Software and are used for general ledger, accounts payable, HRIS, payroll, and asset management. Sales are updated daily in the merchandising reporting systems by polling sales information from each store’s point-of-sale (“POS”) terminals. Our POS system consists of registers providing price look-up, time and attendance, email and credit card/check/gift card authorization. Through automated nightly two-way electronic communication with each store, sales information and payroll hours are uploaded to the host system. The host system downloads price changes, performs system maintenance and provides software updates to the stores. We evaluate information obtained through nightly polling to implement merchandising decisions, including product purchasing/reorders, markdowns and allocation of merchandise on a daily basis. In June 2004, we implemented our new warehouse management system in our California distribution center, which is licensed from Manhattan Associates. We expanded this system to include our Tennessee distribution center in May 2005.

Our wide area network (“WAN”) is used to connect all locations with real-time email and several Intranet applications. In addition, this technology has improved operating efficiency in areas such as credit card and gift card authorization, store-to-store transfer, product lookup, product location and several other applications to eliminate paper distribution and paperwork.

In 2005, we installed the Lawson HRIS and payroll system, and implemented our new customer loyalty program for our Torrid customers called divastyle® with a system from Blue Martini. We also enhanced our current WMS warehouse management system from Manhattan Associates to incorporate our new Tennessee distribution center. While we believe our enhancements to existing systems and additions of new systems will continue to support our continuing growth, we will strive to make further enhancements and add more systems as necessary.

Trademarks

We have registered on the Principal Register of the United States Patent and Trademark Office our retail store service marks Hot Topic® and Torrid® in various forms. We have also registered various trademarks for merchandise such as Morbid Make-Up®, Morbid Scents®, Morbid Metals®, Morbid Threads®, Hot Topic®, Torrid®, MT:2®, and divastyle®; and general marks such as our slogan Everything About the Music®. Each federal registration is renewable indefinitely if the mark is in use at the time of the renewal. We have several trademark applications on file with the USPTO, for which we hope to obtain registration in the future, such as “30 Years of Punk”, “Hot Topic Rock”, and “Neighborhood Noise”. In addition, we have common law rights to certain trademarks, service marks and trade names used in our business from time to time. We are unaware of the use of any of our marks raising any claims of infringement or other challenges to our right to use our marks in the United States. We also have additional registrations and pending applications in foreign jurisdictions. All trademarks, trade names and service marks of the third parties referenced in this report and in our stores are the property of their respective owners.

Hot Topic Competition

We compete with other retailers for vendors, customers, suitable retail locations and qualified associates. Our Hot Topic stores currently compete with street alternative and vintage clothing stores located primarily in metropolitan areas and with other mall-based teenage-focused retailers such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Anchor Blue (Millers Outpost), Charlotte Russe Inc., Claire’s Stores,

Inc., Forever 21, Old Navy (a division of Gap Inc.), Pacific Sunwear of California, Inc., Spencer Gifts, Inc., The Buckle, Wet Seal, Inc., and Urban Outfitters, Inc.; and, to a lesser extent, with music stores. Some of our competitors are larger and have substantially greater financial, marketing and other resources than us. The principal factors of competition are merchandise selection, connection to the music industry, customer service, store location and price.

Torrid Competition

Based on direct customer research we have conducted, we believe that plus-size female teens and young women have historically shopped for apparel at department stores, discount stores such as Target, and specialty stores such as Lane Bryant. Though a source of competition, we believe such stores generally target more mature customers, which is also reflected in their store environments. We are not aware of other exclusively mall-based chains that are specifically targeting younger plus-size fashion forward customers. Our Torrid stores compete with traditional department stores, local specialty stores and junior teen retailers that offer a combination of junior and plus-sizes, such as Deb Shops. Our Torrid stores also compete with traditional plus-size catalogs and websites, as well as Delia’s Corp. and Alloy, Inc., which carry both junior and junior plus-sizes. Many companies compete for the junior customers and additional competitors may enter into the plus-size female market.

Employees

We employed approximately 2,354 full-time and 7,517 part-time employees, which we refer to as associates, as of January 28, 2006. Of our 9,871 associates, approximately 665 were headquarters and distribution center personnel and the remainder were field management and store associates. The number of part-time associates changes with seasonal needs. None of our associates are covered by collective bargaining agreements. We believe that our relationships with our associates are good.

Executive Officers and Key Employees

Our executive officers and key employees and their ages on January 28, 2006 are as follows:

Name	Age	Position
Elizabeth McLaughlin	45	Chief Executive Officer and Director
Gerald Cook	53	President
James McGinty	43	Chief Financial Officer
Tom Beauchamp	53	Senior Vice President and Chief Information Officer
Maria Comfort	47	Senior Vice President and Chief Merchandising Officer, Hot Topic
Robin Elledge	47	Senior Vice President, Human Resources
Christopher Kearns	39	Senior Vice President, General Counsel and Secretary
Christopher Daniel	48	Vice President, Torrid General Merchandise Manager
Ed Gusman	47	Vice President, Hot Topic Store Operations
Tricia Higgins	38	Vice President, Distribution
Darrell Kinsley	43	Vice President, Store Design and Visual Merchandising
Cindy Levitt	45	Vice President, Licensing
John Neppl	49	Vice President, Real Estate and Construction
Lori Smith	50	Vice President, Torrid Store Operations
Mike Yoshida	52	Vice President, Finance

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

Gerald Cook has been President, Hot Topic Inc. since November 2005. From September 2003 to October 2005, he was President of the Hot Topic division. From February 2001 to September 2003, he was Chief Operating Officer. From February 1999 until joining us, he was the President and Chief Operating Officer of Travel 2000, Inc. From 1995 to April 1998, Mr. Cook was Senior Vice President, Operations for The Bombay Company, Inc. and from 1989 to 1995, Mr. Cook was the Vice President, Stores and the Vice President, General Merchandising Manager of Woman’s World Stores. Prior to 1989, he held management positions with Barnes & Noble/B Dalton, The Gap Stores and the Limited, Inc. Mr. Cook holds a B.S. degree in Business Administration from the University of Minnesota.

James McGinty has served as Chief Financial Officer since February 2001. Mr. McGinty joined us in August 2000 as Vice President, Finance and was promoted to Chief Financial Officer in February 2001. From July 1996 to July 2000, Mr. McGinty was Vice President-Controller at Victoria’s Secret Stores, the leading brand and largest specialty retailer division of the Limited, Inc. From 1984 to 1996, he held various financial and accounting positions within the Structure and Express divisions of the Limited, Inc. Mr. McGinty holds a B.S. degree in Accounting from Miami University in Oxford, Ohio.

Tom Beauchamp joined us as Senior Vice President and Chief Information Officer in June 2004. From October 2001 until joining us, he was Chief Information Officer for CMI Marketing, a provider of loyalty marketing programs. From January 2000 until June of 2001, Mr. Beauchamp was Chief Information Officer of Columbia House. From June 1999 through January 2001, he was Senior Vice President, Chief Information Officer for Oxford Health Plans. From March 1996 through June 1999, he was Senior Vice President, Chief Information Officer for Woolworth Corporation. Prior to 1996, Mr. Beauchamp held management positions with Montgomery Ward, Limited, Inc., Millers Outpost, and The Broadway.

Maria Comfort joined us in August 2005 as Senior Vice President and Chief Merchandising Officer. Before joining us, Ms. Comfort served as Executive Vice President, General Merchandise Manager for Lillie Rubin stores, a division of Cache Inc. since April 2004. Prior to that, Ms. Comfort was Vice President and General Merchandise Manager for Lillie Rubin stores from May 2002 to April 2004. From 1999 until 2002, Ms. Comfort served as Executive Vice President for Giorgio Armani. From June 1997 to 1999, Ms. Comfort served as President of 9 & Co., a division of Nine West Group, Inc., a women’s apparel company. Ms. Comfort has a B.A. degree in Mathematics from City College of New York, and has completed graduate level mathematics and management courses at Tel Aviv University and Columbia University.

Robin Elledge joined us as Senior Vice President, Human Resources in January 2006. From October 1995 to December 2005, Ms. Elledge held various human resources management positions with IHOP Corp., including most recently Vice President, Human Resources. From March 1981 to October 1995, Ms. Elledge held various human resources positions with Ormco Corporation International, Crocker National Bank, and Kraft, Inc. Ms. Elledge has a B.A. degree in Psychology from the Claremont Colleges and an M.B.A. from the University of Southern California.

Christopher Kearns joined us as Senior Vice President, General Counsel and Secretary in April 2004. Prior to that, Mr. Kearns was an attorney in private practice, most recently as a Partner with the law firm Cooley Godward LLP, which he joined in 1996. Mr. Kearns holds a B.A. degree in History and a specialization in Business Administration from UCLA, and a J.D. with honors from the University of California, Hastings College of the Law.

Christopher Daniel joined us as Vice President, General Merchandise Manager for Torrid in October 2004. From September 1996 until September 2004, he was the Vice President of Design and Product Development for Mervyn’s, a division of Target Corporation. Prior to that, Mr. Daniel held management positions in merchandising and product development with Structure, a division of Limited, Inc., Charming Shoppes, a national women’s specialty retailer, and Dayton-Hudson, the department store division of Target Corporation. Prior to that, he held merchandising positions with Bullock’s, a Los Angeles based division of Federated Stores, and Miller and Rhoads, a division of Allied stores based in Richmond, Virginia. Mr. Daniel holds a B.A. degree in English literature from the University of Richmond in Richmond, Virginia.

Ed Gusman has served as Vice President, Hot Topic Store Operations since January 2005. From January 2004 to January 2005, Mr. Gusman was Senior Regional Director for the Eastern United States. From March 2001 to December 2003, Mr. Gusman was the Regional Director for the Southeast. From September 1999 to February 2001, he was the district manager for Urban Outfitters for the Mid Atlantic, Southeast. From May 1994 to August 1999, Mr. Gusman was a regional director for Zany Brainy, heading up its expansion on the West Coast. From 1990 to 1994, he was regional director for Brentano’s, Waldenbooks Super Store. Prior to that, he held various management positions with Waldenbooks.

Tricia Higgins has served as Vice President, Distribution since October 2004 and is responsible for the Distribution Center in the City of Industry. From February 2004 to October 2004, she was Vice President, Internet. Before her promotion to Vice President, Internet, she held the position of Director, Internet, beginning in June 2002. Prior to joining us, she was Director, Contact Center Operations for Cooking.com. From 1997 to August 2000, Ms. Higgins was Director, Retail Operations for the Williams-Sonoma, Pottery Barn and Hold Everything divisions of Williams-Sonoma, Inc. From 1994 to July 1997, she held various positions with The Disney Stores, Inc. in Retail Operations and New Business Development. Ms. Higgins holds a B.A. degree in Psychology from Indiana University.

Darrell Kinsley has served as Vice President, Store Design and Visual Merchandising, since January 2005. From February 2000 through December 2004, Mr. Kinsley was Vice President, Hot Topic Store Operations. From June 1998 through February 2000, Mr. Kinsley was Regional Director for the western United States. From February 1997 through June 1998, he was Regional Director for the eastern United States. Mr. Kinsley joined us in February 1995 as the District Manager for the eastern United States and was responsible for our expansion into the East Coast. Mr. Kinsley holds a business management leadership certificate from the Anderson School of Business at the University of California, Los Angeles.

Cindy Levitt has served as Vice President, Licensing since August 2005. From February 2000 to August 2005, Ms. Levitt was Vice President, Hot Topic General Merchandise Manager. From June 1996 to February 2000, she served as Divisional Merchandise Manager, Apparel and Music. Ms. Levitt has held senior buying positions with the company since 1989. Prior to her career at Hot Topic, Ms. Levitt held buying positions at The May Company. Ms. Levitt holds a degree in Fashion Merchandising from Orange Coast College.

John Neppl joined us in October 2001 as Vice President, Real Estate and Construction. From January 1995 to September 2001, Mr. Neppl served as Vice-President of Real Estate and Construction for Eastern Mountain Sports, Inc., a specialty retailer based in New Hampshire. Mr. Neppl served as Director of Real Estate at Millers Outpost/Anchor Blue from October 1987 to December 1994. Mr. Neppl held various financial positions with Mervyn’s department stores, a division of Target Corporation, from October 1978 to September 1987. Mr. Neppl received a B.S. degree in Accounting from Villanova University.

Lori Smith joined us in December 2005 as Vice President, Torrid Store Operations. From April 2005 to December 2005, Ms. Smith served as Senior Vice President, Consumer Leadership Associate, at Bank of America. From May 2004 to April 2005, Ms. Smith served as Director of Store Operations at Organized Living. From March 2002 to February 2003, Ms. Smith served as Regional Director at Limited Brands, Inc. From September 1997 to March 2002, Ms. Smith served as Regional Sales Manager, Banana Republic. Prior to that Ms. Smith spent over 20 years in varying senior management roles, including store operations, at retail organizations such as, Gap Inc., Millers Outpost, May Department Stores, and Carter Hawley, Hale, Inc.

Mike Yoshida joined us in August 2005 as Vice President, Finance. From December 1998 to August 2005, Mr. Yoshida served as Senior Director of Finance and Controller at Bristol Farms. Mr. Yoshida served as CFO, Vice President Finance at Farmers Market from May 1995 to December 1998. From 1984 to 1995, Mr. Yoshida held various accounting and finance management positions with Ralphs Grocery Co., MTC Video Post Production, and Irvine Ranch Farmers Market. Mr. Yoshida received his B.S. degree in Accounting from the University of Southern California and M.B.A. from the California State University, Los Angeles.

Compliance with Environmental Regulations

To our knowledge, compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon our operations.

Internet Website

We make available free of charge through our investor relations website at http://www.investorrelations.hottopic.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available our Standards of Business Ethics at that website.

ITEM 1A.	RISK FACTORS

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

Our aggressive growth strategy of new store openings could create challenges we may not be able to adequately meet.

Our net sales have grown appreciably during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, the introduction of new products. Of our 783 stores opened as of January 28, 2006, 116 had been open for less than one full year. We intend to continue to pursue our growth strategy for the foreseeable future, and our future operating results will depend largely upon our ability to open and operate stores successfully and to profitably manage a larger business. We currently anticipate opening approximately 50 stores, consisting of 40 Hot Topic and 10 Torrid stores, during fiscal 2006, further increasing the number of stores we operate. As of March 8, 2006, 3 of those new Hot Topic stores were open. Operation of a greater number of new stores and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by us in our existing stores and markets. In addition, as the number of stores increases, we may face risks associated with market saturation of our products and concepts. There can be no assurance that our expansion will not adversely affect the individual financial performance of our existing stores or our overall results of operations, or that new stores will achieve sales and profitability levels consistent with existing stores. Further, there can be no assurance that we will successfully achieve our expansion targets or, if achieved, that planned expansion will result in profitable operations.

This growth strategy requires effective upscaling of our operations, and we may not be able to do this sufficiently to effectively prevent negative impact on our operations and financial results.

In order to manage our planned expansion, among other things, we will need to locate suitable store sites, negotiate acceptable lease terms, obtain or maintain adequate capital resources on acceptable terms, source sufficient levels of inventory, hire and train store managers and sales associates, integrate new stores into our existing operations, and maintain adequate distribution center space and information technology and other operations systems. Our recent opening of a second distribution center in Tennessee was designed to address some of our growth challenges, but achieving and maintaining operating efficiencies in multiple distribution centers is subject to numerous risks and uncertainties.

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

Our ability to expand into new concepts, and in particular our Torrid concept has not been fully tested. Accordingly, the operation of Torrid stores and the sale of Torrid merchandise over the Internet are subject to numerous risks, including unanticipated operational problems; lack of experience; lack of customer acceptance; new vendor relationships; competition from existing and new retailers; and diversion of management’s attention from the Hot Topic concept. The Torrid concept involves implementation of a retail apparel concept which is subject to most of the same risks as the Hot Topic concept, as well as additional risks inherent in a concept that concentrates on apparel and fashion, including risks of difficulty in merchandising, uncertainty of customer acceptance, fluctuations in fashion trends and customer tastes, extreme competition with a less differentiated product offering, and attendant markdown risks. We may not be able to generate continued customer interest in Torrid stores and products, and the Torrid concept may not be able to support the store or Internet sales format. Risks inherent in any new concept are particularly acute with respect to Torrid, because this is our first significant new venture, and the nature of the Torrid business differs in certain respects from that of the Hot Topic business. There can be no assurance that the Torrid stores or website, or any future concept, will achieve sales and profitability levels that justify our investment.

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

A variety of factors affects our comparable store sales including, among others, the timing of new music releases and music/pop culture-related products; music and fashion trends; the general retail sales environment and the effect of the overall economic environment; our ability to efficiently source and distribute products; changes in our merchandise mix; ability to attain exclusivity and certain pop-culture related licenses; competition from other retailers; opening of new stores in existing markets and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that such fluctuations will continue. The following table shows our comparable store sales results for recent periods:

	2005	2004	2003	2002
Fiscal Year	(3.4)%	(2.9)%	7.4%	5.0%

	FY 2005	FY 2004
1st Quarter	0.9%	4.0%
2nd Quarter	(3.5)%	(2.1)%
3rd Quarter	(6.2)%	(4.2)%
4th Quarter	(3.8)%	(6.0)%

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

Our financial performance is largely dependent upon the continued popularity of alternative and rock music, the Internet and digital music, music videos, and MTV and other music television networks among teenagers and college-age adults; the emergence of new artists and the success of music releases and music/pop culture-related products; the continuance of a significant level of teenage spending on music/pop culture-licensed and music/pop culture-influenced products; and our ability to anticipate and keep pace with the music, fashion and merchandise preferences of our customers. The popularity of particular types of music, artists, styles, trends and brands is subject to change. Our failure to anticipate, identify and react appropriately to changing trends could lead to, among other things, excess inventories and higher markdowns, which could have a material adverse effect on our results of operations and financial condition, and on our image with customers. There can be no assurance that our new products will be met with the same level of acceptance as in the past or that the failure of any new products will not have an adverse material effect on our business, results of operations and financial condition.

Economic conditions could change in ways that reduce our sales or increase our expenses.

Certain economic conditions affect the level of consumer spending on merchandise we offer, including, among others, employment levels, salary and wage levels, interest rates, taxation, and consumer confidence in future economic conditions. We are also dependent upon the continued popularity of malls as a shopping destination, the ability of mall anchor tenants and other attractions to generate customer traffic, and the development of new malls. A slowdown in the United States economy or an uncertain economic outlook could lower consumer spending levels and cause a decrease in mall traffic or new mall development, each of which would adversely affect our growth, sales results and financial performance.

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

We have many important vendor relationships, and our ability to get merchandise could be hurt by changes in those relationships and events harmful to our vendors could impact our results of operations.

Our financial performance depends on our ability to purchase desired merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, substantially all of our music/pop culture-licensed products are available only from vendors that have exclusive license rights. In addition, small, specialized vendors, some of which create unique products primarily for us, supply certain of our products. Our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have restricted the distribution of their merchandise in the past. We generally have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms in the future. Any inability to acquire suitable merchandise, or the loss of one or more key vendors, may have a material adverse effect on our business, results of operations and financial condition.

Technology and other risks associated with our Internet sales could hinder our overall financial performance.

We sell merchandise over the Internet through the websites http://www.hottopic.com and http://www.torrid.com. Our Internet operations are subject to numerous risks and pose risks to our overall business, including, among other things: hiring; retention and training of personnel to conduct the Internet operations; diversion of sales from our stores; rapid technological change and the need to invest in additional computer hardware and software to support sales; liability for online content; failure of computer hardware and software, including computer viruses, telecommunication failures, online security breaches and similar disruptions; governmental regulation; and credit card fraud. There can be no assurance that our Internet operations will achieve sales and profitability levels that justify our investment in them.

System security risk issues could disrupt our internal operations or information technology services provided to customers, and any such disruption could harm our revenue, increase our expenses, and harm our reputation and stock price.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. As a result, we could incur significant expenses addressing problems created by security breaches of our network. Moreover, we could incur significant expenses in connection with our system failures. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate security problems, viruses, and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions.

We have made and plan to continue to make significant changes to information systems and software used in operation of our business, and we may not be able to effectively adopt changes in a way to prevent failures in our operations or negative impact on our financial performance and reporting.

Over the past several years, we have made improvements to existing hardware and software systems, as well as implemented new systems. For example, we have invested approximately $6 million to enhance the functionality of our current GERS Retail Systems software and to implement new financial and human resources systems software from Lawson Software. In addition, we have invested approximately $10 million in the implementation of a new warehouse management software system, a new Internet order management software system, and a new customer loyalty software system. We expect to significantly increase our reliance on these systems in fiscal 2006. If these information systems and software do not work effectively, we may experience delays or failures in our operations. These delays or failures could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. To manage growth of our operations and personnel, we will need to continue to improve our operational and financial systems, transaction processing, and procedures and controls, and in doing so, we could incur substantial additional expenses.

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

Decreased effectiveness of share-based compensation could adversely affect our ability to attract and retain employees.

We have historically used stock options as a component of our total employee compensation program in order to align employees’ interests with the interests of our shareholders, encourage employee retention, and provide competitive compensation and benefit packages. In recent periods, our employee stock options have had exercise prices in excess of Hot Topic’s stock price, which reduces their value to employees and could affect our ability to retain present, or attract prospective employees. There are other forms of share-based compensation available to us, but these are similarly less attractive when a company’s stock price is declining. In addition, in accordance with Financial Accounting Standards Board Statement 123R, “Share-Based Payment,” we will begin recording expenses for share-based payments, including stock options, in the first quarter of fiscal 2006. As a result, we will incur increased compensation costs associated with our share-based compensation programs. Moreover, difficulties relating to obtaining shareholder approval of equity compensation plans could make it harder or more expensive for us to grant share-based payments to employees in the future. Our stock plan we currently use to grant options to our employees is scheduled to terminate in the middle of 2006. Like other companies, we review our equity compensation strategy in light of regulatory and competitive environments, and we may decide to reduce the total number of options granted, or the form of stock awards, to employees, or reduce the number of employees who receive share-based payments. Due to this change in our share-based compensation strategy, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

Our reliance on United Parcel Service, temporary employees and other mechanics of shipping of our merchandise creates distribution risks and uncertainties that could hurt our sales and business.

We rely upon United Parcel Service for our product shipments, including shipments to and from a significant number of our stores. Our reliance on this source for shipments is subject to risks, including employee strikes and inclement weather, associated with United Parcel Service’s ability to provide delivery services that adequately meet our shipping needs. We are also dependent upon temporary associates to adequately staff our distribution centers; particularly during busy periods such as the Holiday season and while multiple stores are opening. There can be no assurance that we will continue to receive adequate assistance from our temporary associates, or that there will continue to be sufficient sources of temporary associates. We began operation of our second distribution center in Tennessee during the second quarter of 2005, and as a result we also now face risks and uncertainties associated with achieving and maintaining operating efficiencies in two distribution centers that are located approximately 2,000 miles apart. Additionally, certain products are imported and subject to delivery delays based on availability and port capacity.

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

The retail apparel and accessory industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified associates and management personnel. Our Hot Topic stores currently compete with street alternative stores located primarily in metropolitan areas; with other mall-based teenage-focused retailers such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Anchor Blue, Charlotte Russe Inc., Claire’s Stores, Inc., Forever 21, Pacific Sunwear of California, Inc., Spencer Gifts, Inc., H&M, The Buckle, Wet Seal, Inc., and Urban Outfitters, Inc.; and, to a lesser extent, with music stores and mail order catalogs and websites. Torrid has additional competitors, such as Alloy, Inc., Deb Shops, Delia’s Corp., Old Navy (a division of Gap Inc.), Lane Bryant, and plus-size departments in department stores and discount stores as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid products. Some of our competitors are larger and may have greater financial, marketing and other resources. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices. Increased competition could have a material adverse effect on our business, results of operations and financial condition.

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

As a growing company with expanding operations, we are increasingly involved from time to time with litigation and other claims against us. These arise primarily in the ordinary course of our business, and include employee claims, commercial disputes, intellectual property issues and product-oriented allegations. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Although we do not currently believe that the outcome of any current litigation and claims against us will have a material adverse effect on our overall financial condition, we have incurred cost in connection with litigation matters, including a provision for an aggregate $1.75 million in the last two quarters of fiscal 2005 in connection with California wage and hour lawsuits. In the future, adverse settlements or resolutions may occur and negatively impact earnings, injunctions against us could have an adverse effect on our business by requiring us to do or prohibiting us from doing certain things, and other unexpected events could have a negative impact on us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Like other seasoned issuers, we from time to time receive written comments from the staff of the SEC regarding our periodic or current reports under the Exchange Act. There are no comments that remain unresolved that we received not less than 180 days before the end of our fiscal year to which this report relates.

ITEM 2.	PROPERTIES

We lease all of our existing store locations, with lease terms expiring between 2006 and 2016. At January 28, 2006, we had a total of 1,452,654 leased store square feet (Hot Topic and Torrid stores) with an average store size of 1,839 square feet (Hot Topic and Torrid stores). The leases for most of the existing stores are for approximately ten-year terms and provide for minimum rent payments as well as contingent rent based upon a percent of sales in excess of the specified minimums. Leases for future stores will likely include similar contingent rent provisions.

We lease our headquarters and distribution center facility, located in City of Industry, California, which is approximately 250,000 square feet. Our lease expires April 2014, and the annual base rent is approximately $1.1 million. In the second quarter of 2005, we completed the purchase of the land, building and other improvements comprising our distribution center in LaVergne, Tennessee, for which we paid $14.3 million. This facility, which is approximately 300,000 square feet, became fully operational at the end of the second quarter of fiscal 2005.

ITEM 3.	LEGAL PROCEEDINGS

On June 23, 2004, a non-profit corporation named Center for Environmental Health filed a lawsuit in Federal district court in Alameda, California against over two dozen retailers, large and small, including Hot Topic, Inc. Other defendants included teen retailers like Claire’s and Wet Seal, department stores like Sears, Nordstrom, Macy’s and J.C. Penney, and large retailers like Wal-Mart and Target. Certain of the defendants, but not Hot Topic, were also named defendants in a substantially similar lawsuit filed by the State of California. The complaint in each case alleged, in general, that the defendant retailers violated certain California statutes by not providing sufficient warning about an alleged potential for lead exposure relating to costume jewelry sold in stores. The complaints did not contain allegations of personal injury. In February 2006, the court in the case approved a consent judgment resolving both cases as they relate to us. The judgment involved more than 70 retailers (including us), whereby all the retailers agreed to certain formulation standards with respect to costume jewelry, to be in effect for costume jewelry sold in stores beginning March 2008. In connection with the consent judgment, we also paid to plaintiffs an aggregate $25,000. We do not expect the eventual change in the way jewelry we sell is formulated to have a material effect, adverse or otherwise, on the way we do business or our overall financial condition.

In August 2004, we were served complaint, filed in the Circuit Court of Shelby County, Tennessee, claiming we are liable due to alleged lead content in our costume jewelry we allegedly target to children. The case has been dismissed. A similar case against another retailer resulted in a dismissal by the court, which the plaintiff appealed. That appeal was not successful.

On September 17, 2004, a former Torrid employee filed a lawsuit against us in the Superior Court of Los Angeles County, on behalf of a purported class. The lawsuit asserts claims for failure to provide adequate meal or rest breaks, improper payment of overtime wages, failure to timely pay wages at end of employment and unfair business practices. The lawsuit seeks compensatory damages, statutory penalties, punitive damages, attorneys’ fees and injunctive relief. On October 21, 2004, we filed an answer denying the material allegations of the complaint. In February 2006, the court preliminarily approved a settlement agreement between the plaintiff (on behalf of the purported class) and us. For the year ended January 28, 2006, we recorded a provision of $1,750,000 for potential liabilities resulting from this case and a related case, which was also settled. We expect the ultimate payments we make to eligible participants in the settled claims will not exceed the recorded amounts, though the actual amount we will be required to pay in the event the court grants final approval of the settlements is not currently known.

On November 18, 2004, a former Torrid employee filed a lawsuit against us in the Superior Court of Los Angeles County, on behalf of a purported class, with allegations relating to failure to pay overtime wages. In August 2005, we reached a tentative settlement in the case for which we recorded an expense of $500,000 in the second quarter of 2005. On January 26, 2006, the court granted final approval to the settlement, dismissing the action with prejudice as to all class members. We subsequently paid all eligible claimants and there is no further required activity for us with respect to the case.

We are involved in various matters of litigation during the ordinary course of business. Management does not currently believe any outstanding matters will have a material adverse effect on our overall financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol “HOTT.” The following table shows, for the periods indicated, the high and low end-of-day closing sales prices of our shares of common stock, as reported on the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

2005 Fiscal Year Quarters	High	Low
First Quarter	$23.07	$19.28
Second Quarter	$22.65	$17.04
Third Quarter	$17.18	$13.76
Fourth Quarter	$15.95	$13.08

2004 Fiscal Year Quarters	High	Low
First Quarter	$30.79	$21.78
Second Quarter	$22.91	$14.87
Third Quarter	$20.56	$14.49
Fourth Quarter	$20.95	$15.46

On March 8, 2006, the last sales price of our common stock as reported on the Nasdaq National Market was $14.36 per share. As of March 8, 2006, there were approximately 206 holders of record of our common stock. This number does not reflect the actual number of beneficial holders of our common stock, which we believe to be in excess of 9,900 holders.

On March 19, 2004, we announced that our Board of Directors approved the repurchase of up to an aggregate of 2,000,000 shares of our common stock during the period ending January 29, 2005. As of July 31, 2004 we had completed that repurchase of 2,000,000 shares of our common stock at a cost of $46.8 million at an average price of $23.41.

On August 18, 2004, we announced that our Board of Directors approved an additional repurchase of up to an aggregate of 2,000,000 shares of our common stock during the period ending January 29, 2005. As of January 29, 2005 we had completed that repurchase of 2,000,000 shares of our common stock at a cost of $32.8 million at an average price of $16.42.

On August 19, 2005, we announced that our Board of Directors approved the repurchase of up to an aggregate of $20 million of our common stock during the period ending January 28, 2006. As of January 28, 2006, we had completed the repurchase of 1,435,000 shares of our common stock at a cost of $20 million at an average price of $13.94. During the third quarter of fiscal 2005, we purchased an aggregate 445,000 shares at an average price per share of $14.36. The following table summarizes repurchase activity during the fourth quarter of fiscal 2005:

Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Dollars Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Dollars that May Yet Be Purchased Under the Plans or Programs
October 30, 2005 – November 26, 2005	40,000	$14.47	$578,604	$13,029,484

January 1, 2006 – January 28, 2006	950,000	$13.71	$13,028,316	$1,168

Total	990,000	$13.74	$13,606,920	$0	(1)

(1)	Board of Directors authorization for the repurchase expired as of January 28, 2006.

We have not paid any cash dividends since inception and do not anticipate paying any cash dividends in the foreseeable future.

Please see Item 12 for information about our equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected financial data for each of the five fiscal years in the period ended January 28, 2006. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and Notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
	2005	2004	2003	2002	2001
	(In thousands, except per share data, number of stores, comparable store sales and sales per square foot)
Statement of Operations Data:
Net sales	$725,142	$656,468	$572,039	$443,250	$336,094
Cost of goods sold, including buying, distribution and occupancy costs	488,948	422,712	352,277	274,008	205,756

Gross margin	236,194	233,756	219,762	169,242	130,338
Selling, general and administrative expenses	203,995	170,384	143,952	115,634	86,950

Operating income	32,199	63,372	75,810	53,608	43,388
Other income and interest, net	3,999	919	1,318	1,371	1,884

Income before income taxes	36,198	64,291	77,128	54,979	45,272
Provision for income taxes	13,779	24,618	29,539	20,892	17,146

Net income	$22,419	$39,673	$47,589	$34,087	$28,126

Net income per share:
Basic	$0.50	$0.86	$1.00	$0.72	$0.61
Diluted	$0.49	$0.83	$0.96	$0.69	$0.56
Weighted average shares outstanding:
Basic	44,924	46,379	47,479	47,027	46,467
Diluted	45,877	47,875	49,588	49,276	49,829

Selected Operating Data:
Number of stores at year end	783	668	554	445	352
Comparable stores sales	(3.4)%	(2.9)%	7.4%	5.0%	3.9%
Average sales per square foot	$520	$571	$619	$619	$636
Average sales per store	$957	$1,034	$1,106	$1,064	$1,036

Balance Sheet Data:
Cash and short-term investments	$37,674	$66,339	$128,205	$83,418	$71,310
Working capital	70,623	87,221	141,803	90,261	82,370
Total assets	299,435	278,395	296,082	215,854	169,904
Shareholders’ equity	$201,061	$187,562	$221,279	$158,756	$133,738

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations, financial condition and liquidity, and other matters should be read in conjunction with our consolidated financial statements and notes related thereto included in Item 8. “Financial Statements and Supplementary Data” in this Form 10-K. These statements have been prepared in conformity with accounting principles generally accepted in the United States and require our management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates.

GENERAL

We are a mall-based specialty retailer operating the Hot Topic and Torrid store concepts. Hot Topic stores sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. Torrid stores sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of fiscal 2005 (the fiscal year ended January 28, 2006), we operated 663 Hot Topic stores throughout the United States and Puerto Rico, and 120 Torrid stores in 34 states. We also sell merchandise on two websites, http://www.hottopic.com and http://www.torrid.com, which reflect the Hot Topic and Torrid store concepts and carry merchandise similar to that sold in the respective stores. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

We operate on a 52 or 53-week fiscal year, which ends on the Saturday nearest to January 31. Fiscal 2005, 2004 and 2003 were 52-week fiscal years. Our fiscal year 2006 will be a 53-week year ending on February 3, 2007.

We consider a store comparable after it has been open for 15 full months. If a store is relocated or expanded by more than 15% in total square footage, it is removed from the comparable store base and, similar to new stores, becomes comparable after 15 full months. At the end of fiscal 2005, 550 of the 663 Hot Topic stores were included in the comparable store base, compared to 471 of the 592 stores open at the end of fiscal 2004. At the end of fiscal 2005, 65 of the 120 Torrid stores were included in the comparable store base, compared to 46 of the 76 stores open at the end of fiscal 2004.

OVERVIEW

Our customers are at the core of our business strategies for both Hot Topic and Torrid. At the Hot Topic division we focus on current fashion trends that are music-inspired, and we listen to our customers to determine the fashion trends that they want to wear. We then merchandise our stores with these current trends. Our customer-focused strategy also includes identifying profitable customer segments, tailoring our stores to their needs, and training our associates to think, behave, and understand our customers’ needs. We strive to understand our customers’ needs as they relate to music and music related apparel by closely monitoring music trends, customers’ direct input via store visits, emails, and focus groups of our sales associates. By engaging with our customers in that manner, we believe we extend our competitive advantage over the other mall-based fashion retailers. Since we believe our customers continue to access music over the Internet and television, making our customers keenly fashion-focused, sophisticated, and technologically advanced, our resolve is to continue to meet their music-inspired fashion needs. At Torrid, we strive to become a leading specialty retailer of fashion forward plus-size young women’s apparel and accessories.

Fiscal year 2005 was a year of many challenges to our business. Our net sales for the year were $725 million, a 10.5% increase from the previous year largely due to opening new stores. However, comparable store sales were lower than the prior year by 3.4% due to many factors, including strong demand for denim jeans of our competition and our lack of strong positioning of summer-weight merchandise. Due to our relatively small store size, denim is not considered to be an element of our core fashion strategy. However, our women’s tops, both novelty tees and fashion tops, along with our music classifications generated comparable store sales increases during fiscal 2005.

Successes we experienced during the first quarter of fiscal 2005 at Hot Topic were followed by challenges over the remainder of the year, as we were unable to maintain sales momentum related to certain merchandise categories such as men’s novelty tee shirts and men’s fashion tops. While we continued our aggressive new store growth, orientation and training of our newly-hired associates was demanding, particularly in the Torrid division where we opened a total of 46 new stores on a base of 76.

During the second quarter of 2005 we opened our second distribution center in LaVergne, Tennessee. The Tennessee facility is approximately 300,000 square feet and is designed to support merchandise allocation and processing for approximately 700 stores. Although we expect longer-term efficiencies from our second distribution center, startup costs in 2005 along with lower than expected sales volume resulted in a deleveraging of distribution costs for the business (i.e., such costs went up as a percentage of overall net sales).

The current market of teen apparel is intensely competitive, especially during the Holiday season, resulting from fashion trends as well as aggressive promotional markdowns taken by many mall retailers. As a result, we increased our level of promotions and related markdowns in the fourth quarter of 2005, which contributed to a lower gross margin for fiscal 2005. Overall, gross margin as a percentage of sales for fiscal 2005 declined by 3.0% when compared with the prior year.

During 2005, we opened 71 Hot Topic and 46 Torrid new stores, and expanded or relocated 17 stores. We also purchased our distribution center in Tennessee shortly following its opening. In fiscal 2006, we are planning to open 40 new Hot Topic stores and 10 new Torrid stores net of any closings, and we expect to expand or relocate 20 to 25 stores. We believe that this measured store growth during 2006 will allow us to better focus on our existing merchandising strategies. We are committed to identifying the best store locations and negotiating the most favorable lease terms in order to attain this goal. In fiscal 2006, we also plan to invest in our existing store base with capital spending for store relocations, renovations, refurbishments, and store-related support activities. During 2005, we strengthened our management team by adding Maria Comfort as the Chief Merchandising Officer for the Hot Topic division and we hired Robin Elledge to lead our human resources function.

In recent years, our business has changed most significantly due to overall store growth and also the introduction and growth of Torrid as our second concept. At the end of fiscal 2003, there were 52 Torrid stores, or 9.4% of our overall store total of 554 stores (Hot Topic and Torrid). At the end of fiscal 2005, our 120 Torrid stores represented 15.3% of our total of 783 stores (Hot Topic and Torrid). The Torrid business experiences different margins than is the case with Hot Topic stores, and Torrid stores have larger square footage and a different merchandise mix than Hot Topic stores; and as a result certain of our key indicators (including certain of the indicators described below, such as net sales per average square foot) have been and will continue to be impacted by the evolution and growth of our company.

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal Year
	2005	2004	2003
Net sales (in millions)	$725.2	$656.5	$572.0
Total store count at end of period	783	668	554
Comparable store sales count at end of period	615	517	423
Net sales growth	10.5%	14.8%	29.8%
Comparable store sales growth	(3.4)%	(2.9)%	7.4%
Net sales per average square foot	$520	$571	$619
Gross margin (in millions)	$236.2	$233.8	$219.8
Income from operations (in millions)	$32.2	$63.4	$75.8
Diluted earnings per share	$0.49	$0.83	$0.96
Store square footage (in thousands)	1,452.7	1,214.4	998.6

We also repurchase our common stock from time to time in the open market when we feel market conditions make repurchases attractive. We completed share repurchase plans announced in each of fiscal 2004 and 2005. We repurchased 4,000,000 shares and 1,435,000 shares of our common stock during these two years, respectively.

Our ability to achieve business objectives in fiscal 2006 and beyond will be dependent on many factors, known and unknown, such as those outlined in the sections entitled “Cautionary Statement Regarding Forward Looking Disclosures” and “Risk Factors”.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales and certain store data:

	Fiscal Year
	2005	2004	2003
Net Sales	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution & occupancy costs	67.4%	64.4%	61.6%

Gross margin	32.6%	35.6%	38.4%
Selling, general and administrative expenses	28.2%	25.9%	25.1%

Operating income	4.4%	9.7%	13.3%
Interest and other income, net	0.6%	0.1%	0.2%

Income before income tax	5.0%	9.8%	13.5%
Provision for income taxes	1.9%	3.8%	5.2%

Net income	3.1%	6.0%	8.3%

Fiscal 2005 Compared to Fiscal 2004

Net sales increased approximately $68.7 million, or 10.5%, to $725.2 million in fiscal 2005 from $656.5 million in fiscal 2004. The components of this $68.7 million increase in net sales are as follows:

Amount ($ millions)	Description
$51.8	Net sales from new Hot Topic stores opened during fiscal 2005 and Hot Topic stores not yet qualifying as comparable stores.
29.2	Net sales from new Torrid stores opened during fiscal 2005 and Torrid stores not yet qualifying as comparable stores.
7.5	Increase in Internet sales (hottopic.com and torrid.com).
(19.8)	3.4% decrease in comparable store net sales in fiscal 2005 compared to fiscal 2004.

$68.7	Total

The annual average Hot Topic store volume was $1.0 million in fiscal 2005 compared to $1.05 million in fiscal 2004. Hot Topic sales of apparel category merchandise, as a percentage of total net sales, were 55% in fiscal 2005 compared to 53% in fiscal 2004. The increase in apparel as a percentage of net sales was primarily due to increases in men’s music-related tee shirts and women’s tops partially offset by decreases in women’s bottoms and men’s bottoms.

Gross margin increased approximately $2.4 million to $236.2 million in fiscal 2005 from $233.8 million in fiscal 2004. As a percentage of net sales, gross margin decreased to 32.6% in fiscal 2005 from 35.6% in fiscal 2004. The significant components of this 3.0% decrease in gross margin, as a percentage of net sales, are as follows:

%	Description
(1.7)%	Decrease in merchandise margin principally due to higher markdowns taken to reduce inventory, and higher freight-in expense.
(0.9)

Increase in store occupancy, store depreciation and amortization expenses from new stores, and deleveraging of such expenses for existing stores over lower comparable store sales, partially offset by lower percentage rent.

(0.4)

Increase principally from depreciation of the new distribution center, higher distribution operating costs to support inventory through-put of higher overall inventory receipts, and start-up costs of the new distribution center.

(3.0)%	Total

Selling, general and administrative expenses increased approximately $33.6 million to $204.0 million during fiscal 2005 from $170.4 million during fiscal 2004. As a percentage of net sales, selling, general and administrative expenses were 28.2% for fiscal 2005 compared to 25.9% in fiscal 2004. The total dollar increase in selling, general and administrative expenses was primarily attributable to settlement of litigation claims during 2005, providing for impairment losses on some of our non-performing store locations, and additional payroll and other expenses required to support store growth from 668 stores at the end of fiscal 2004 to 783 stores at the end of fiscal 2005. The significant components of this 2.3% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
0.7%	Increase primarily from provision for litigation claims during 2005, recording of an impairment charge for certain store locations, and slightly higher depreciation.
0.4	Increase in store payroll and related benefits cost for new stores opened during 2005 and higher payroll costs over lower comparable store sales.
0.4	Increase in administrative payroll to support store growth.
0.4	Increase in other store expenses from merchandise security tags, credit card processing fess, higher utilities costs, and property taxes from new stores.
0.4	Increase in advertising costs to promote our Torrid stores and our divastyle customer loyalty program, and amortization for new store systems implemented during 2005.

2.3%	Total

Operating income decreased to $32.2 million during fiscal 2005 from $63.4 million during fiscal 2004. As a percentage of net sales, operating income was 4.4% in fiscal 2005 compared to 9.7% in fiscal 2004. Operating income on an average store basis was approximately $45,000 in fiscal 2005 compared to $103,000 in fiscal 2004.

Interest income, net of interest expense, and other income increased to $4.0 million in fiscal 2005 from $0.9 million in fiscal 2004, principally from gift card breakage income of $3.1 million. We historically have recognized income from gift cards when the customer redeems the gift card. Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by us for which liability was recorded in prior periods. We determined a gift card breakage rate of approximately 5% in the fourth quarter of fiscal 2005 based upon historical redemption patterns, which represented the cumulative estimated amount of gift card breakage from the inception of the program in July 2002. In future periods, we will recognize estimated gift card breakage as a component of net sales in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed.

Our effective tax rate was 38.1% and 38.3% for fiscal 2005 and 2004, respectively.

Fiscal 2004 Compared to Fiscal 2003

Net sales increased approximately $84.4 million, or 14.8%, to $656.5 million in fiscal 2004 from $572.0 million in fiscal 2003. The components of this $84.4 million increase in net sales are as follows:

Amount ($ millions)	Description
$75.6	Net sales from new Hot Topic stores opened during fiscal 2004 and Hot Topic stores not yet qualifying as comparable stores.
19.2	Net sales from new Torrid stores opened during fiscal 2004 and Torrid stores not yet qualifying as comparable stores.
(14.4)	2.9% decrease in comparable store net sales in fiscal 2004 compared to fiscal 2003.
4.0	Increase in Internet sales (hottopic.com and torrid.com).

$84.4	Total

The annual average Hot Topic store volume decreased to $1.05 million in fiscal 2004 from $1.13 million in fiscal 2003. Hot Topic sales of apparel category merchandise, as a percentage of total net sales, were 53% in fiscal 2004 compared to 52% in fiscal 2003. The increase in apparel was primarily due to increases in men’s music-related tee shirts partially offset by decreases in women’s bottoms, men’s fashion tops and men’s bottoms.

Gross margin increased approximately $14.0 million to $233.8 million in fiscal 2004 from $219.8 million in fiscal 2003. As a percentage of net sales, gross margin decreased to 35.6% in fiscal 2004 from 38.4% in fiscal 2003. The significant components of this 2.8% decrease in gross margin, as a percentage of net sales, are as follows:

%	Description
(2.1)%	Decrease in merchandise margin, principally due to higher markdown activity driven by lower comparable store sales.
(0.5)	Increase in occupancy and store depreciation expenses, primarily due to deleveraging over lower comparable store sales.
(0.2)	Increase in distribution expenses and buying costs, primarily due to higher freight costs and deleveraging payroll costs over lower comparable store sales.

(2.8)%	Total

Selling, general and administrative expenses increased approximately $26.4 million to $170.4 million during fiscal 2004 from $144.0 million during fiscal 2003. As a percentage of net sales, selling, general and administrative expenses were 25.9% for fiscal 2004 compared to 25.1% in fiscal 2003. The total dollar increase in selling, general and administrative expenses was primarily attributable to an increase in the number of retail stores from 554 at the end of fiscal 2003 to 668 at the end of fiscal 2004 and the corresponding additional payroll and other expenses required to support these additional stores. The significant components of this 0.8% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
0.5%	Increase in store payroll due to deleveraging of payroll costs over lower comparable store sales, and increase in payroll-related benefits costs, partially offset by lower store bonus payouts.
0.5	Increase in other store expenses as a result of deleveraging expenses over lower comparable store sales along with increases in store supply costs and expenses related to our wide area network.
0.1	Increase in depreciation and amortization as a result of our new warehouse management software implemented during 2004 and higher marketing expenses to support new advertising programs.
(0.3)

Decrease in other general and administrative expenses primarily due to a decrease in performance based compensation, partially offset by an increase in payroll related benefits costs and an increase in professional fees related to implementing Section 404 of the Sarbanes-Oxley Act.

0.8%	Total

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

The following table shows certain statement of operations and selected operating data for each of our last eight fiscal quarters (13-week periods). The quarterly statement of operations data and selected operating data shown below were derived from our unaudited financial statements, which in the opinion of management contain all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Results in any quarter are not necessarily indicative of results that may be achieved for a full year.

	Fiscal Year 2005				Fiscal Year 2004
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except selected operating and per share data)
Statement of Operations Data:
Net sales	$149,762	$152,234	$192,747	$230,399	$128,143	$136,263	$180,808	$211,254
Gross margin	51,165	47,622	63,476	73,931	44,185	46,650	64,540	78,381
Operating income	7,764	1,124	9,433	13,878	8,200	7,135	19,987	28,050
Net income	$4,999	$893	$5,931	$10,596	$5,277	$4,528	$12,448	$17,420

Net income per share:
Basic	$0.11	$0.02	$0.13	$0.24	$0.11	$0.10	$0.27	$0.39
Diluted	$0.11	$0.02	$0.13	$0.23	$0.11	$0.09	$0.26	$0.38

Weighted average shares outstanding:
Basic	44,748	45,065	45,108	44,762	48,019	46,565	46,086	44,944
Diluted	46,175	46,246	45,738	45,350	50,131	48,023	47,202	46,127

Selected Operating Data:
Comparable store sales	0.9%	(3.5%)	(6.2%)	(3.8%)	4.0%	(2.1%)	(4.2%)	(6.0%)
Stores open at end of period	694	728	762	783	581	613	649	668

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have satisfied our operating cash requirements principally from cash flows from operations and to a lesser extent proceeds from the exercise of stock options. During the last three fiscal years, our primary uses of cash have been to finance store openings and remodels, purchase merchandise inventories, periodic repurchases of our common stock, and purchase our distribution center in Tennessee. In August 2005, we announced the approval by our Board of Directors of the repurchase of up to $20,000,000 of our common stock. As of January 28, 2006 we had completed the repurchase of 1,435,000 shares of our common stock at an average price of $13.94. In the second quarter of 2005, we completed the purchase of our new Tennessee distribution center for $14.3 million. We maintain a $5.0 million unsecured credit agreement for the purpose of issuing letters of credit, primarily for inventory purchases. At January 28, 2006, we did not have any outstanding letters of credit under the credit agreement. At the end of fiscal 2005, we had $37.7 million in cash, cash equivalents and short-term investments, a decrease of $28.6 million, or 43.2%, compared to $66.3 million at the end of fiscal 2004. Working capital was $70.6 million, $87.2 million, and $141.8 million for fiscal 2005, 2004 and 2003, respectively. The decrease in working capital from 2004 to 2005 is primarily attributable to cash used for the repurchase of our common stock.

Net cash flows provided by operating activities were $53.6 million, $71.3 million and $78.6 million in fiscal 2005, 2004, and 2003, respectively. The $17.7 million decrease in cash flows from operating activities in fiscal 2005 as compared to fiscal 2004 was primarily attributable to decreases in net income and deferred tax liability, a reduction of gift card liability from breakage income recognized, a decrease in income taxes payable, along with an increase in prepaid expenses and inventory. The decrease in cash flows from operating activities was partially offset by increases in depreciation and amortization expense, accrued liabilities, a non-cash charge for asset impairment, tax benefits from exercise of stock options, and deferred rent.

Net cash flows used in investing activities were $36.1 million, $2.6 million and $88.2 million in fiscal 2005, 2004 and 2003, respectively. In fiscal 2005, $39.8 million was used for the construction of 71 Hot Topic stores, 46 Torrid stores, expansion and refurbishment of 17 Hot Topic and progress payments for construction of stores opening in early fiscal 2006. We used approximately $3.2 million on computer hardware and software and $26.4 million on our headquarters and distribution center infrastructure, which includes $22.9 million for our Tennessee distribution center ($14.3 million to purchase the facility and $8.6 million for improvements and equipment). We opened 117, 115, and 109 stores in fiscal 2005, 2004 and 2003, respectively. Net cash used in investing activities was reduced by $33.3 million of short-term investments sold.

Net cash flows used in financing activities were $13.0 million in fiscal 2005 compared to net cash flows used in financing activities of $75.3 million in fiscal 2004 and net cash flows provided by financing activities of $8.3 million in fiscal 2003. The $62.2 million decrease in fiscal 2005 compared to fiscal 2004 was principally a result of $20.0 million of cash used to repurchase our common stock in fiscal 2005 versus $79.6 million used in fiscal 2004, and a $2.4 million increase related to proceeds from exercise of stock options.

We anticipate we will spend approximately $40.0 to $43.0 million on capital expenditures in fiscal 2006, including approximately $25.3 million for stores, $6.5 million for computer hardware and software, and approximately $3.0 million to improve our Internet sites. The $25.3 million for stores is expected to be primarily used for the construction of approximately 40 Hot Topic stores and 10 Torrid stores, and to expand or relocate 20 to 25 existing stores.

During fiscal 2005, our average gross capital expenditures for a new Hot Topic and Torrid store, including leasehold improvements and furniture and fixtures, totaled approximately $255,000 and $344,000, respectively. The average initial gross inventory for the new Hot Topic stores opened in 2005 was approximately $104,000 compared to $81,000 for new Torrid stores. The average pre-opening costs for a new Hot Topic and a new Torrid store were approximately $19,200 and $29,400, respectively. Initial inventory requirements vary at new stores depending on the season and current merchandise trends. We expect the average total cost per square foot associated with opening a Hot Topic store to be approximately the same in fiscal 2006 as in fiscal 2005. Hot Topic stores are planned to be approximately 1,800 square feet compared to Torrid stores which are planned to be approximately 2,500 square feet. The actual costs that we will incur in connection with opening future stores cannot be predicted with precision because such costs will vary based upon, among other things, geographic location, store size, and the extent of the build-out required at the selected sites.

The following table summarizes our contractual obligations as of January 28, 2006, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by Period ($ in thousands)
	Total	Within 1 Year	2-3 Years	4-5 Years	More than 5 Years
Contractual Obligations

Operating leases	$368,114	$52,749	$101,823	$91,434	$122,108
Purchase obligations	45,642	45,642	—	—	—
Other obligations	8,227	8,227	—	—	—

Total contractual obligations	$421,983	$106,618	$101,823	$91,434	$122,108

See Note 5 to our consolidated financial statements for additional disclosure related to operating lease obligations.

On March 19, 2004, we announced that our Board of Directors approved the repurchase of up to an aggregate of 2,000,000 shares of our common stock during the period ending January 29, 2005. As of July 31, 2004 we had completed that repurchase of 2,000,000 shares of our common stock at a cost of $46.8 million at an average price of $23.41.

On August 18, 2004, we announced that our Board of Directors approved an additional repurchase of up to an aggregate of 2,000,000 shares of our common stock during the period ending January 29, 2005. As of January 29, 2005 we had completed that repurchase of 2,000,000 shares of our common stock at a cost of $32.8 million at an average price of $16.42.

On August 19, 2005, we announced that our Board of Directors approved the repurchase of up to an aggregate of $20,000,000 of our common stock during the period ending January 28, 2006. As of January 28, 2006 we had completed that repurchase of 1,435,000 shares of our common stock at a cost of $20 million at an average price of $13.94.

We believe that our existing cash balances and cash generated from operations will be sufficient to fund our operations and planned expansion for the foreseeable future.

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

Valuation of long-lived assets: We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. Upon determining that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on a projected discounted cash flow method using a discount rate determined by management. Based on the review of certain underperforming stores, we recorded an impairment charge of $1.6 million in fiscal 2005 using a cash flow projection for the respective stores’ remaining lease terms at a discount rate of 5%. While we believe recently-opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges.

Revenue Recognition: Sales are recognized upon the purchase by customers at our retail store locations and websites, less merchandise returned by customers. We provide a reserve for projected merchandise returns based on historical experience. As the reserve for merchandise returns is based on estimates the actual returns could differ from the reserve, which could impact sales. Revenue from gift cards and store merchandise credits is recognized at the time of redemption. We determined a gift card breakage rate of approximately 5% in the fourth quarter of fiscal 2005 based upon historical redemption patterns. During the fourth quarter of fiscal 2005, we recognized $3.1 million ($.07 per diluted share) in other income related to gift card breakage, which represented the cumulative estimated amount of gift card breakage from the inception of the program. In future periods, we will recognize estimated gift card breakage as a component of net sales in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. While customer redemption patterns result in estimated gift card breakage, which approximates 5%, changes in our customers’ behavior could impact the amount that ultimately is unused and could affect the amount recognized as a component of net sales.

Rent Expense: Rent expense under our operating leases typically provides for fixed non-contingent rent escalations. We recognize rent expense on a straight-line basis over the non-cancelable term of each lease, commencing when we take possession of the property. Construction allowances are recorded as a deferred rent liability, which we amortize as a reduction of rent expense over the non-cancelable term of each lease.

Self-Insurance: We are self-insured for medical insurance coverage and workers compensation insurance coverage, up to maximum exposure limits, above which we are covered by insurance policies. We maintain a liability for estimated claims based on historical claims experience and other actuarial assumptions.

Income Taxes: Current income tax expense is the amount of income taxes expected to be payable for the current year. The combined federal, state and local income tax expense is calculated using estimated effective annual tax rates. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. We consider future taxable income, and ongoing prudent and feasible tax planning, in assessing the value of our deferred tax assets. Evaluating the value of these assets is based on our judgment. If we were to determine that it is more likely than not that these assets will not be realized, we would reduce the value of these assets to their expected realizable value through a valuation allowance, thereby decreasing net income. If we subsequently were to determine that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made. We have recorded tax contingencies based on our estimates of current tax exposures and adjust our estimates as circumstances or regulations change.

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

Our consolidated financial statements and notes listed in Part IV, Item 15(a)(i) are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The management of the Company maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

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

In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of January 28, 2006.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 28, 2006. In making this assessment, management used the criteria set forth by COSO in Internal Control-Integrated Framework. Our management concluded that, as of January 28, 2006, our internal control over financial reporting was effective based on the criteria set forth by COSO in Internal Control-Integrated Framework.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears below.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows: During the fourth quarter, we replaced our payroll system software with a new product offering by Lawson Software.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hot Topic, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Hot Topic, Inc. maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hot Topic, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Hot Topic, Inc. maintained effective internal control over financial reporting as of January 28, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hot Topic, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hot Topic, Inc. as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2006 of Hot Topic, Inc. and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 14, 2006

ITEM 9B.	OTHER INFORMATION

Hot Topic Inc., Director Compensation 2006

On March 17, 2006, our Board of Directors, following approval of our Compensation Committee, established the following 2006 director compensation:

Cash Compensation:

MEETINGS	NO. OF MEETINGS (FY 2005)	PER MTG. FEE (FY 2006)
Board	4
Chair		$7,000
Member		$5,000

Audit Committee	6
Chair		$2,500	(+$10,000/Qtr.)
Member		$1,500

Governance & Nominating Committee	4
Chair		$2,500
Member		$1,000

Compensation Committee	3
Chair		$2,500
Member		$1,000

Other Compensation:

Automatic Options:

New Director Grant (0 in FY 2005):	10,000 options
Continuing Director Grant (5 in FY 2005):	2,500 options
Continuing Chair Grant (1 in FY 2005):	3,750 options

Discretionary Options:

Continuing Director Grant (5 in FY 2005): The number of shares which will, including the automatic grant, provide a $60,000 aggregate grant, using the Black-Scholes model.

Continuing Chair Grant (1 in FY 2005): The number of shares which will, including the automatic grant, provide an $80,000 aggregate grant, using the Black-Scholes model.

Stock Bonus Award:

Director Award (5 in FY 2005): The number of shares equal to $25,000 divided by the share price determined as of the date of grant.

Chair Award (1 in FY 2005): The number of shares equal to $30,000 divided by the share price determined as of the date of grant.

Hot Topic Inc., Executive Compensation 2006

On March 17, 2006, our Board of Directors, following approval of our Compensation Committee, established the 2006 base salaries, equity grants and bonus plan for our executive officers.

The following table sets forth the 2006 base salaries established for and equity compensation granted to our executive officers (which equity compensation is described more fully below):

Name and Title	2005 Base Salary	Stock Options	Stock Award Maximum Shares
Elizabeth McLaughlin, Chief Executive Officer	$700,000	200,000	214,000
Gerald Cook, President	$450,000	50,000	56,000
Maria Comfort, Chief Merchandise Officer, Hot Topic	$400,000	50,000	56,000
James McGinty, Chief Financial Officer	$300,000	45,000	52,000
Thomas Beauchamp, Senior Vice President, Chief Information Officer	$280,000	20,000	24,000
Robin Elledge, Senior Vice President, Human Resources	$275,000	0	24,000
Christopher J. Kearns, Senior Vice President, General Counsel and Secretary	$250,000	20,000	20,000

The stock options described above (i) were granted pursuant to our 1996 Equity Incentive Plan, as amended (the “Plan”), (ii) terminate ten years after the date of grant, or earlier in the event the optionholder’s service to the company is terminated and (iii) have an exercise price per share of $13.90, or the closing price of our common stock as reported on the Nasdaq National Market for Thursday, March 16, 2005. Subject to the optionholder’s continued service to the company, 25% of the shares of common stock subject to such stock options vest on the first anniversary of the date of grant, and the remaining shares vest quarterly over the following three years.

The stock awards described above were also granted pursuant to the Plan. For senior management, option grants were reduced, on average, in 2006 versus prior years, in part to allow for diversification of equity grants to provide aggregate awards that, in the opinion of the Board, appropriately align long term incentives of company management with significant company long term objectives. To provide this diversification, the Board adopted a Performance Share Award Program under the Plan. The stock awards granted have target awards that are 50% of the maximum awards indicated above. The target awards and the maximum awards may be earned based on achievement of enumerated performance goals during an established performance period, and in all cases the award of shares is subject to the officer’s continuous service to the company as an officer, director or consultant. The awards granted in 2006 under the new Performance Share Award Program provide for a three-year measurement period, with awards based on 2008 operating income compared to a target goal (with potential adjustment due to extraordinary or nonrecurring events such as significant acquisitions).

With respect to potential annual bonuses, the Compensation Committee annually establishes targeted profitability levels for the ensuing fiscal year in conjunction with our company’s annual financial plan. The 2006 bonus plan approved by the Board of Directors provides for various cash bonus amounts based upon increasing levels of profitability above a minimum target level. The profitability goals for the various executive officers are designed to align the officers’ duties with the appropriate metrics that best reflect the officers’ impact on the company and its performance. Cash bonuses under the 2006 plan, if earned, are expected to be paid following completion of our audit of the results of operations for the 2006 fiscal year (ending February 3, 2007).

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the section entitled “Executive Officers and Key Employees” in Part I, Item 1 hereof for information regarding our executive officers.

The information required by this item with respect to directors is incorporated by reference to the information appearing under the caption “Election of Directors”, contained in our Definitive Proxy Statement which will be filed with the SEC within 120 days of January 28, 2006 pursuant to Regulation 14A in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held on June 13, 2006 (the “Proxy Statement”).

Certain other information required by this item is incorporated by reference to the information appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Standards of Business Ethics” in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information appearing under the caption “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to the information appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information appearing under the caption “Certain Transactions” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information appearing under the caption “Ratification of Selection of Independent Auditors” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Consolidated Financial Statements

The following consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K:

(a)(2)    Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission other than the ones listed above are not required under the related instructions or are not applicable, and therefore, have been omitted.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

For the Fiscal Years Ended January 28, 2006, January 29, 2005 and January 31, 2004

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Deductions	Balance at End of Year
Fiscal 2005
Allowance for sales returns	$577	$(19)	$—	$558
Allowance for aged inventory	1,510	(770)	—	740

	$2,087	$(789)	$—	$1,298

Fiscal 2004
Allowance for sales returns	$512	$65	$—	$577
Allowance for aged inventory	1,057	453	—	1,510

	$1,569	$518	$—	$2,087

Fiscal 2003
Allowance for sales returns	$350	$162	$—	$512
Allowance for aged inventory	866	191	—	1,057

	$1,216	$353	$—	$1,569

(a)(3)    Index to Exhibits—See Item 15(b) below.

(b)	Exhibits

The exhibits listed under Item 15(b) hereof are filed with, and incorporated by reference into, this Annual Report on Form 10-K. Management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(b) are so identified therein.

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (8)

3.3	Amended and Restated Bylaws, as amended. (8)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen stock certificate. (1)

10.1a	Form of Indemnity Agreement to be entered into between Registrant and its directors and officers. (1)

10.2a	1996 Equity Incentive Plan (the “1996 Plan”), as amended. (10)

10.3a	Form of Nonstatutory Stock Option Agreement of Registrant pursuant to the 1996 Plan. (1)

10.4a	Form of Incentive Stock Option Agreement of Registrant pursuant to the 1996 Plan. (1)

10.5a	Non-Employee Directors’ Stock Option Plan, as amended. (10)

10.6a	Employee Stock Purchase Plan, as amended. (8)

10.7a	401(k) Defined Contribution Plan of Registrant, effective as of August 1, 1995, as amended. (8)

10.8	Industrial Real Estate Lease (Multi-Tenant Facility), dated December 10, 1998, entered into between Registrant’s wholly owned subsidiary, Hot Topic Administration, Inc. and Majestic Realty Co. and Patrician Associates, Inc. (2)

10.9	Guaranty of Lease, dated December 10, 1998, entered into between the Registrant and Majestic Realty Co. and Patrician Associates, Inc. (2)

10.10	First Amendment to Industrial Real Estate Lease, dated March 19, 2001, by and between Majestic—Fullerton Road, LLC, PFG Fullerton Limited Partnership, and Hot Topic Administration, Inc. (3)

10.11a	Employment Offer Letter dated January 12, 2001, between the Registrant and Gerald Cook. (3)

10.12a	Form of Restricted Stock Bonus Agreement between the Registrant and each of its non-employee directors as discussed in the Company’s Proxy Statement annually. (4)

10.13a	Employment Offer Letter dated August 14, 2002, between the Registrant and Patricia Van Cleave. (5)

10.14a	Employment Letter dated January 23, 2003, between the Registrant and James McGinty. (5)

10.15	Third Amendment to Industrial Real Estate Lease, dated February 25, 2004, by and among Majestic-Fullerton Road, LLC, PFG Fullerton Limited Partnership, and Hot Topic Administration, Inc. (6)

10.16	Employment Offer Letter dated March 15, 2004, between the Registrant and Christopher J. Kearns. (6)

10.17	Centre Pointe Distribution Park Lease, dated June 1, 2004, by and among Crescent Resources, LLC and Hot Topic, Inc. (7)

10.18	Employment Offer Letter dated May 13, 2004, between the Registrant and Thomas Beauchamp. (7)

10.19	Purchase and sale agreement between the Registrant and Crescent Resources, LLC. (9)

Exhibit Number	Description of Document
10.20a	Employment Offer Letter dated July 11, 2005, between the Registrant and Maria Comfort. (11)

10.21a	Employment Offer Letter dated November 4, 2005, between the Registrant and Robin Elledge. (12)

10.22a	Severance Agreement dated January 25, 2006 between the Registrant and Patricia Van Cleave. (13)

10.23a	Consulting Services Agreement dated January 27, 2006 between the Registrant and Patricia Van Cleave. (13)

10.24a	2005 Executive Officer Base Salary and Equity Compensation. (14)

10.25a	2005 Board Compensation Policy Summary. (14)

10.26a	2006 Executive Officer Salary, Bonus and Equity Compensation Summary.

10.27a	2006 Board Compensation Summary.

21	Hot Topic, Inc. List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney is contained on the signature page.

31.1	Certification, dated March 22, 2006, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated March 22, 2006, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated March 22, 2006, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended February 3, 2001 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended February 1, 2003 and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 20, 2005 and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2005 and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 17, 2005 and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on January 11, 2006 and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s Current Report on 8-K filed on January 27, 2006 and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Current Report on Quarterly Report on Form 10-Q for the quarter ended April 30, 2005 and incorporated herein by reference.
a	Denotes management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules

Reference is made to Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOT TOPIC, INC.

By:	/S/ ELIZABETH MCLAUGHLIN
Elizabeth McLaughlin
Chief Executive Officer and Director

March 22, 2006

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

Name	Position	Date

/s/ ELIZABETH MCLAUGHLIN Elizabeth McLaughlin	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2006

/s/ JAMES MCGINTY James McGinty	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 22, 2006

/s/ BRUCE QUINNELL Bruce Quinnell	Chairman of the Board	March 22, 2006

/s/ KATHLEEN MASON Kathleen Mason	Director	March 22, 2006

/s/ CORRADO FEDERICO Corrado Federico	Director	March 22, 2006

/s/ ANDREW SCHUON Andrew Schuon	Director	March 22, 2006

/s/ CYNTHIA COHEN Cynthia Cohen	Director	March 22, 2006

/s/ W. SCOTT HEDRICK W. Scott Hedrick	Director	March 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Hot Topic, Inc.

We have audited the accompanying consolidated balance sheets of Hot Topic, Inc. and its subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hot Topic, Inc. and subsidiaries at January 28, 2006 and January 29, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 28, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hot Topic, Inc.’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 14, 2006

Hot Topic, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	January 28, 2006	January 29, 2005
Assets
Current assets:
Cash and cash equivalents	$9,673	$5,248
Short-term investments	28,001	61,091
Inventory	71,160	60,481
Prepaid expenses and other	16,781	12,390
Deferred tax assets	2,487	2,541

Total current assets	128,102	141,751

Property and equipment, net	171,089	136,401
Deposits and other	244	243

Total assets	$299,435	$278,395

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$18,122	$17,874
Accrued liabilities	33,569	27,769
Income taxes payable	5,788	8,887

Total current liabilities	57,479	54,530

Deferred rent	39,941	30,227
Deferred tax liability	954	6,076

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, no par value; 150,000,000 shares authorized; 43,976,536 and 44,592,836 shares issued and outstanding at January 28, 2006 and January 29, 2005, respectively	100,328	90,921
Retained earnings	100,746	96,847
Accumulated other comprehensive loss	(13)	(206)

Total shareholders’ equity	201,061	187,562

Total liabilities and shareholders’ equity	$299,435	$278,395

See notes to the financial statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net sales	$725,142	$656,468	$572,039
Cost of goods sold, including buying, distribution and occupancy costs	488,948	422,712	352,277

Gross margin	236,194	233,756	219,762
Selling, general and administrative expenses	203,995	170,384	143,952

Operating income	32,199	63,372	75,810
Other income and expense	2,945	—	—
Interest income, net	1,054	919	1,318

Income before income taxes	36,198	64,291	77,128
Provision for income taxes	13,779	24,618	29,539

Net income	$22,419	$39,673	$47,589

Net income per share:
Basic	$0.50	$0.86	$1.00

Diluted	$0.49	$0.83	$0.96

Shares used in computing net income per share:
Basic	44,924	46,379	47,479
Diluted	45,877	47,875	49,588

See notes to consolidated financial statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at February 1, 2003	46,806	$71,103	$87,653	$—	$158,756
Exercise of stock options	1,261	7,696	—	—	7,696
Employee stock purchase plan	46	666	—	—	666
Restricted stock awards	8	180	—	—	180
Fractional shares purchased in 3-for-2 stock split	—	(23)	—	—	(23)
Tax benefit from exercise of stock options	—	6,616	—	—	6,616
Comprehensive income:
Net income	—	—	47,589	—	47,589
Unrealized loss on marketable securities, net	—	—	—	(201)	(201)

Total comprehensive income					47,388

Balance at January 31, 2004	48,121	86,238	135,242	(201)	221,279
Exercise of stock options	409	3,662	—	—	3,662
Employee stock purchase plan	54	862	—	—	862
Restricted stock awards	9	155	—	—	155
Repurchase of common stock	(4,000)	(1,581)	(78,068)		(79,649)
Tax benefit from exercise of stock options	—	1,585	—	—	1,585
Comprehensive income:
Net income	—	—	39,673	—	39,673
Unrealized loss on marketable securities, net	—	—	—	(5)	(5)

Total comprehensive income					39,668

Balance at January 29, 2005	44,593	90,921	96,847	(206)	187,562
Exercise of stock options	758	7,072	—	—	7,072
Employee stock purchase plan	53	700	—	—	700
Restricted stock awards	8	155	—	—	155
Repurchase of common stock	(1,435)	(1,479)	(18,520)		(19,999)
Tax benefit from exercise of stock options	—	2,959	—	—	2,959
Comprehensive income:
Net income	—	—	22,419	—	22,419
Unrealized gain on marketable securities, net	—	—	—	193	193

Total comprehensive income					22,612

Balance at January 28, 2006	43,977	$100,328	$100,746	$(13)	$201,061

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Operating Activities
Net income	$22,419	$39,673	$47,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,396	24,635	20,360
Tax benefit from exercise of stock options	2,959	1,585	6,616
Stock-based compensation	155	155	155
Loss on disposal of fixed assets	272	751	656
Impairment of fixed assets	1,660	—	—
Deferred taxes	(5,068)	4,086	3,793
Gift card breakage	(3,132)	—	—
Changes in operating assets and liabilities:
Inventory	(10,679)	(8,544)	(13,528)
Prepaid expenses and other current assets	(3,987)	(1,736)	(2,787)
Deposits and other assets	(2)	(53)	(18)
Accounts payable	248	2,033	434
Accrued liabilities	9,714	(1,318)	8,519
Deferred rent	9,714	8,383	6,270
Income taxes payable	(3,099)	1,609	548

Net cash provided by operating activities	53,570	71,259	78,607

Investing Activities
Purchases of property and equipment	(69,419)	(57,853)	(41,959)
Proceeds from sale of short-term investments	134,398	162,931	52,906
Purchases of short-term investments	(101,114)	(107,709)	(99,146)

Net cash used in investing activities	(36,135)	(2,631)	(88,199)

Financing Activities
Payments on capital lease obligations	(783)	(141)	—
Repurchase of common stock	(19,999)	(79,649)	(23)
Proceeds from employee stock purchases and exercise of stock options	7,772	4,524	8,362

Net cash (used in) provided by financing activities	(13,010)	(75,266)	8,339

Increase (decrease) in cash and cash equivalents	4,425	(6,638)	(1,253)
Cash and cash equivalents at beginning of year	5,248	11,886	13,139

Cash and cash equivalents at end of year	$9,673	$5,248	$11,886

Supplemental Information
Cash paid during the year for interest	$35	$8	$40

Cash paid during the year for income taxes	$18,973	$17,400	$18,614

See notes to consolidated financial statements.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 28, 2006

NOTE 1. Organization and Summary of Significant Accounting Policies

Organization and Business Activities

Hot Topic, Inc. is a mall-based specialty retailer operating the Hot Topic and Torrid store concepts. At our Hot Topic stores, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. At our Torrid stores, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of the fiscal year ended January 28, 2006, we operated 663 Hot Topic stores in 50 states and Puerto Rico, and 120 Torrid stores in 34 states. We also maintain two distinct websites, http://www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. We have one reportable segment given the similarities of the economic characteristics among the store formats.

Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

Principles of Consolidation

The consolidated financial statements include the accounts of Hot Topic, Inc. and our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 were 52-week years.

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

Short-Term Investments

Short-term investments with maturities in excess of three months consist primarily of interest bearing bonds that are highly liquid, low risk with a minimum credit quality rating of A-1 (Standard and Poor’s), SP-1 (Moody’s Investor Service) or equivalent, and are available for sale. At January 28, 2006 and January 29, 2005, short-term investments consisted of municipal bonds of $16.8 million and $37.7 million, government obligations of $3.0 million and $15.3 million, and corporate bonds of $8.2 million and $8.0 million, respectively. Short-term investments are recorded at fair market value, based on established market prices as of the end of the period for which the values are determined.

Unrealized gains and losses, net, from short-term investments comprise accumulated other comprehensive income or (loss), reflected in the Shareholders’ Equity section of the Consolidated Balance Sheets, which for the fiscal years ended January 28, 2006 and January 29, 2005 were $193,000 and $(5,000), respectively. As a result, for the years ended January 28, 2006 and January 29, 2005, our other comprehensive income was higher in fiscal 2005 and lower in fiscal 2004 than its net income.

Inventory

Inventory and related cost of sales are accounted for by the retail method. The cost of inventory is valued at the lower of average cost or market, on a first-in, first-out (FIFO) basis. Each month, slow moving or seasonally obsolete merchandise is marked down. The first markdown is typically 25% to 50% of the original retail price. Typically, in cases where the merchandise does not sell after the first markdown, an additional markdown is made in a subsequent month. Any marked down merchandise that does not sell is typically marked down to a zero value and removed from the store, approximately three months after the original markdown. In determining the lower of average cost or market value of period-ended inventories, consistently applied valuation criteria are used. Consideration is given to a number of quantitative factors, including anticipated subsequent permanent markdowns and aging of inventories. To the extent our estimated markdowns at year-end prove to be insufficient, additional future markdowns will need to be recorded.

Property and Equipment

Property and equipment are recorded at cost or in the case of capitalized leases, at the present value of future minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (3-20 years). Leasehold improvements are amortized using the straight-line method over the shorter of ten years or the life of the lease. Expenditures for repairs that do not significantly extend the life of the asset are expensed as incurred.

Insurance

We are self-insured for certain losses related to health, workers’ compensation insurance, although we obtain third-party insurance coverage to limit our exposure to these claims. We estimate our self-insured liabilities using historical experience and valuations provided by independent third-party actuaries.

Revenue Recognition

Sales are recognized upon the purchase by customers at our retail store locations and websites, less merchandise returned by customers. We provide a reserve for projected merchandise returns based on historical experience. Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption. See Gift Cards below for breakage from gift cards. Shipping and handling revenues from our websites are included as a component of net sales.

Cost of Goods Sold, Including Buying, Distribution and Occupancy Costs

Cost of goods sold, including buying, distribution and occupancy costs includes: merchandise costs, freight, inventory shrink, payroll expenses associated with the merchandising and distribution departments, distribution center expenses including rent, common area maintenance charges, real estate taxes, depreciation, utilities, supplies and maintenance, and store expenses including rents, common area maintenance charges, real estate taxes, and depreciation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include: payroll expenses associated with stores, store operating expenses, store pre-opening costs, marketing expenses; and payroll and other expenses associated with headquarters and administrative functions.

Gift Cards

In July 2002, we launched our gift card program. We historically have recognized income from gift cards when the customer redeems the gift card. We determined a gift card breakage rate of approximately 5% in the fourth quarter of fiscal 2005 based upon historical redemption patterns. Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by us for which liability was recorded in prior periods. During the fourth quarter of fiscal 2005, we recognized $3.1 million ($.07 per diluted share) in other income related to gift card breakage, which represented the cumulative estimated amount of gift card breakage from the inception of the program. In future periods, we will recognize estimated gift card breakage as a component of net sales in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. While customer redemption patterns result in estimated gift card breakage, which approximates 5%, changes in our customer’s behavior could impact the amount that ultimately is unused and could affect the amount recognized as a component of net sales.

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

Advertising Costs

Advertising costs are expensed the first time the event occurs or as incurred. Advertising expenses were $2,963,000, $1,152,000, and $1,065,000 for the years ended January 28, 2006, January 29, 2005, and January 31, 2004, respectively. At January 28, 2006 and January 29, 2005, the amount of advertising costs reported as prepaid advertising was $74,000 and $49,000, respectively.

Income Taxes

We utilize Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which prescribes the use of the liability method to compute the difference between the tax basis of assets and liabilities and the related financial reporting amounts using currently enacted tax laws and rates.

Net Income Per Share

Net income per share has been computed in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings per Share” (see Note 7).

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The review is based on comparing the expected undiscounted cash flows to the carrying amount of such assets. If it is determined that the carrying amount of the long-lived assets is not recoverable, we will recognize an impairment loss, measured by the future discounted cash flow method. Based on the review of certain underperforming stores, we recorded an impairment charge of $1.6 million in fiscal 2005, which is included in the selling, general and administrative expenses in the Consolidated Statements of Income.

Stock-Based Compensation

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an Amendment of SFAS No. 123”, amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

We account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” We follow the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 requires disclosures of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. We are required to follow the prescribed disclosure format and have provided the additional disclosures required by SFAS No. 148 for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if we accounted for our employee stock incentives under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2005, 2004, and 2003: weighted average risk-free interest rates of 5%; dividend yields of 0%; weighted average volatility factors of the expected market price of our common stock of 0.38 for fiscal 2005, 0.48 for fiscal 2004, and 0.40 for fiscal 2003; and a weighted average expected life of the options of 5 years for fiscal 2005, 3.6 years for fiscal 2004, and 5 years for fiscal 2003. The weighted average fair value of options granted during the year are $7.95, $8.57, and $6.70 per share for fiscal 2005, 2004, and 2003, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options, based on the Black-Scholes option pricing model, is amortized to expense over the options’ vesting periods. The following is the pro forma information using the fair value method under SFAS No. 123, as amended by SFAS No. 148 (in thousands, except per share amounts):

	Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net income
As reported	$22,419	$39,673	$47,589
Add: Stock-based compensation expense included in reported net income, net of related tax effects	96	96	96
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(9,225)	(11,804)	(5,166)

Pro forma	$13,290	$27,965	$42,519

Basic earnings per share:
As reported	$0.50	$0.86	$1.00
Pro forma	$0.30	$0.60	$0.90

Diluted earnings per share:
As reported	$0.49	$0.83	$0.96
Pro forma	$0.29	$0.59	$0.87

Accelerated Options

We accelerated the vesting of certain stock options awarded to employees, officers and directors under various stock option plans, which had exercise prices between $19.72 and $21.57 that were above market closing price on November 14, 2005. Options to purchase approximately 1.17 million shares became exercisable immediately as a result of such vesting acceleration. Our Board approved such vesting acceleration as a result of SFAS No. 123 requiring the expensing of stock options effective in fiscal 2006 which with respect to such accelerated options would have negatively impacted our results from operations. We also accelerated the vesting of certain stock options awarded to employees, officers and directors under various stock option plans that had exercise prices that were above market closing price on January 4, 2005. Options to purchase approximately 1.38 million shares became exercisable immediately as a result of such vesting acceleration. Our Board approved such vesting acceleration as a result of SFAS No. 123 requiring the expensing of stock options which with respect to such accelerated options would have negatively impacted our results from operations.

Comprehensive Income

We report comprehensive income in accordance with the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 established standards for the reporting and display of comprehensive income. Components of comprehensive income include net earnings (loss), foreign currency translation adjustments and gains/losses associated with investments available for sale. Comprehensive income for the years ended January 28, 2006, January 29, 2005, and January 31, 2004 is as follows (in thousands):

	Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Comprehensive Income
Net income	$22,419	$39,673	$47,589
Unrealized gain (loss) on marketable securities, net	193	(5)	(201)

Total comprehensive income	$22,612	$39,668	$47,388

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have any impact on our operating results or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement provides that exchanges of nonmonetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have any impact on our operating results or financial condition.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25 and amends Statement No. 95, “Statement of Cash Flows.” Under SFAS No. 123, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received and pro forma disclosure is no longer permitted. The cost of the equity instruments will be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and will be required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The statement is effective in the first annual reporting period beginning after June 15, 2005. SFAS No.123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No.123 for the pro forma disclosure. We expect to implement the new standard beginning with the first quarter of fiscal 2006 using the “modified prospective” approach. We are currently evaluating the probable impact of our share-based payment programs on our results of operations. We do not expect the adoption of SFAS No. 123 to have a material impact on our overall financial position, but it could significantly impact results of operations. The impact of adopting SFAS No.123R cannot be accurately estimated at this time because it will depend on levels of share-based awards granted in the future. However, had we adopted SFAS No.123R in prior periods, the impact of that standard would have approximated the impact of SFAS No.123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS No.123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. This change will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the amount of this change cannot be estimated at this time, the amount of operating cash flows recognized in prior periods for such excess tax deductions was $2.9 million, $1.6 million, and $6.6 million in fiscal 2005, 2004 and 2003, respectively.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our operating results or financial condition.

In May 2005, the FASB issued SFAS No.154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No.20, “Accounting Changes,” and supersedes FASB Statement No.3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS No.154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No.154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No.154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No.154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the provisions of SFAS No.154 will have a significant impact on our results of operations.

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during Construction Period.” FSP FAS 13-1 clarifies the accounting for rental costs associated with operating leases that are incurred during a construction period. In addition, SFAS No.151 requires that a lessee shall cease capitalizing rental costs as of the effective date of this FSP FAS 13-1 for operating lease arrangements entered into prior to the effective date of FSP FAS 13-1. FSP FAS 13-1 is effective for periods beginning after December 15, 2005. We do not expect the adoption of FSP FAS 13-1 to have a material impact on our operating results or financial condition.

NOTE 2. Leaseholds, Fixtures and Equipment

Properties and equipment are summarized as follows (in thousands):

	January 28, 2006	January 29, 2005
Leasehold improvements	$142,201	$115,579
Furniture, fixtures and equipment	104,733	86,801
Software and licenses	30,682	23,702
Building and land	14,266	—

	291,882	226,082
Less: accumulated depreciation and amortization	(120,793)	(89,681)

	$171,089	$136,401

NOTE 3. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 28, 2006	January 29, 2005
Gift cards, gift certificates and store merchandise credits	$7,039	$7,943
Accrued payroll and related expenses	5,499	4,194
Accrued cost of fixed assets and software	2,479	1,542
Accrued legal settlements and expenses	2,355	68
Accrued self insurance liabilities	2,186	2,563
Accrued sales tax	2,171	2,008
Accrued percentage rents	1,692	1,859
Other	10,148	7,592

	$33,569	$27,769

NOTE 4. Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million. The credit agreement will expire in August 2007. Letters of credit are issued under the credit agreement, which are primarily used for inventory purchases. At January 28, 2006, we had no outstanding letters of credit issued under the credit agreement.

NOTE 5. Commitments and Contingencies

Leases

We have entered into lease agreements for retail, distribution and office space, vehicles, and equipment under primarily noncancelable leases with terms ranging from approximately two to ten years. The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or 5% to 8% of annual sales volume. Certain leases provide for increasing minimum annual rental amounts. Rent expense is recorded on a straight-line basis over the term of the lease based on us taking possession of premises. Accordingly, deferred rent, as reflected in the accompanying balance sheets, represents the difference between rent expense accrued and amounts paid under the terms of the lease agreements. Total rent expense for the years ended January 28, 2006, January 29, 2005, and January 31, 2004 was $50,710,000, $44,341,000, and $38,572,000, respectively, including contingent rentals of $3,210,000, $4,259,000, and $4,866,000, respectively.

Annual future minimum lease payments under operating leases as of January 28, 2006 are as follows (in thousands):

Fiscal Year
2006	$52,749
2007	52,097
2008	49,726
2009	47,310
2010	44,124
Thereafter	122,108

Total minimum operating lease payments	$368,114

Litigation

On June 23, 2004, a non-profit corporation named Center for Environmental Health filed a lawsuit in Federal district court in Alameda, California against over two dozen retailers, large and small, including Hot Topic, Inc. Other defendants included teen retailers like Claire’s and Wet Seal, department stores like Sears, Nordstrom, Macy’s and J.C. Penney, and large retailers like Wal-Mart and Target. Certain of the defendants, but not Hot Topic, were also named defendants in a substantially similar lawsuit filed by the State of California. The complaint in each case alleged, in general, that the defendant retailers violated certain California statutes by not providing sufficient warning about an alleged potential for lead exposure relating to costume jewelry sold in stores. The complaints did not contain allegations of personal injury. In February 2006, the court in the case approved a consent judgment resolving both cases as they relate to us. The judgment involved more than 70 retailers (including us), whereby all the retailers agreed to certain formulation standards with respect to costume jewelry, to be in effect for costume jewelry sold in stores beginning March 2008. In connection with the consent judgment, we also paid to plaintiffs an aggregate $25,000. We do not expect the eventual change in the way jewelry we sell is formulated to have a material effect, adverse or otherwise, on the way we do business or our overall financial condition.

In August 2004, we were served complaint, filed in the Circuit Court of Shelby County, Tennessee, claiming we are liable due to alleged lead content in our costume jewelry we allegedly target to children. The case has been dismissed. A similar case against another retailer resulted in a dismissal by the court, which the plaintiff appealed. That appeal was not successful.

On September 17, 2004, a former Torrid employee filed a lawsuit against us in the Superior Court of Los Angeles County, on behalf of a purported class. The lawsuit asserts claims for failure to provide adequate meal or rest breaks, improper payment of overtime wages, failure to timely pay wages at end of employment and unfair business practices. The lawsuit seeks compensatory damages, statutory penalties, punitive damages, attorneys’ fees and injunctive relief. On October 21, 2004, we filed an answer denying the material allegations of the complaint. In February 2006, the court preliminarily approved a settlement agreement between the plaintiff (on behalf of the purported class) and us. For the year ended January 28, 2006, we recorded a provision of $1,750,000 for potential liabilities resulting from this case and a related case, which was also settled. We expect the ultimate payments we make to eligible participants in the settled claims will not exceed the recorded amounts, though the actual amount we will be required to pay in the event the court grants final approval of the settlements is not currently known.

On November 18, 2004, a former Torrid employee filed a lawsuit against us in the Superior Court of Los Angeles County, on behalf of a purported class, with allegations relating to failure to pay overtime wages. In August 2005, we reached a tentative settlement in the case for which we recorded an expense of $500,000 in the second quarter of 2005. On January 26, 2006, the court granted final approval to the settlement, dismissing the action with prejudice as to all class members. We subsequently paid all eligible claimants and there is no further required activity for us with respect to the case.

We are involved in various matters of litigation during the ordinary course of business. Management does not currently believe any outstanding matters will have a material adverse effect on our overall financial condition.

Indemnities, Commitments and Guarantees

During the ordinary course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of California. From time to time, we have issued guarantees in the form of letters of credit as security for some merchandise shipments from overseas. At January 28, 2006 there were no letters of credit outstanding. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated financial statements.

NOTE 6. Shareholders’ Equity

Stock Repurchases

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

On August 19, 2005, we announced that our Board of Directors approved the repurchase of up to $20 million of our common stock during the period ending January 28, 2006. As of January 28, 2006, we completed the repurchase of 1,435,000 shares of our common stock at a cost of $20 million at an average price of $13.94.

Employee Stock Purchase Plan

In June 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees. All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan. Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may withdraw from participation in an offering at any time during the purchase period for such offering. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings occur every six months commencing January 1, 1997.

Equity Incentive and Stock Option Plans

Under our 1996 Equity Incentive Plan, we may grant stock options, stock bonuses, restricted stock purchase rights and stock appreciation rights to employees, our directors or consultants, as deemed appropriate by the Board of Directors. Under our 1996 Non-Employee Directors’ Stock Option Plan and together with the 1996 Equity Incentive Plan (the “Plans”), we may grant stock options to non-employee directors. The exercise price of options granted under the Plans shall be determined by the Board of Directors at the date of grant and shall not be lower than (i) 100% of the fair market value of our common stock on the date of grant for incentive stock options, (ii) 85% of the fair market value our common stock on the date of grant for non-statutory stock options, and (iii) 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock. Unless the Board of Directors declares otherwise, options vest over four years and generally expire ten years from the date of grant. An aggregate of 19,020,000 shares of common stock may be issued pursuant to the Plans. During fiscal 2003, the Plans were amended to increase the aggregate number of shares of common stock authorized for issuance by 2,775,000 shares. As of January 28, 2006, 1,560,373 shares were available for future grants. No options, under the Plans, have been granted to consultants.

We granted 7,496; 7,737; and 8,855 shares of restricted common stock in the years ended January 28, 2006, January 29, 2005, and January 31, 2004, respectively, to non-employee directors under the 1996 Equity Incentive Plan. The 7,496 restricted shares issued in fiscal 2005 will vest in the year ending February 3, 2007, 7,737 restricted shares issued in fiscal 2004 vested in the year ended January 28, 2006, the 8,855 restricted shares issued in fiscal 2003 vested in the year ended January 29, 2005. All awarded common shares will remain restricted until such time the recipient is no longer a member of our Board of Directors. The value of these grants is expensed over the vesting period and $155,000 was expensed in each of the years ended January 28, 2006, January 29, 2005, and January 31, 2004.

A summary of our stock option activity and related information follows:

	January 28, 2006		January 29, 2005		January 31, 2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	5,692,845	$14.67	4,813,795	$11.28	4,876,941	$8.70
Granted	1,404,650	$20.43	1,447,750	$24.75	1,396,931	$15.78
Exercised	(758,334)	$9.33	(409,446)	$8.94	(1,260,630)	$6.11
Forfeited	(583,848)	$19.63	(159,254)	$19.51	(199,447)	$12.37

Outstanding at end of year	5,755,313	$16.28	5,692,845	$14.67	4,813,795	$11.28

Exercisable at end of year	5,165,454	$16.39	4,417,071	$14.48	2,146,586	$7.80

Exercise prices for the 5,755,313 options outstanding as of January 28, 2006 ranged from $1.51 to $27.13. The weighted average contractual life of those options is 6.98 years. The following table summarizes information about stock options outstanding as of January 28, 2006:

	Outstanding Options
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life	Number Exercisable	Weighted Average Exercise Price
$ 1.51 – $10.31	1,109,126	$5.36	4.04	1,109,126	$5.36
$10.64 – $15.33	1,296,418	$13.78	6.29	1,084,875	$13.72
$15.36 – $20.67	1,146,719	$16.33	7.41	770,591	$16.49
$21.24 – $21.30	1,164,650	$21.24	9.10	1,164,650	$21.24
$21.57 – $27.13	1,038,400	$25.46	8.14	1,036,212	$25.47

$ 1.51 – $27.13	5,755,313	$16.28	6.98	5,165,454	$16.39

We recorded tax benefits associated with the exercise of non-qualified stock options and non-qualifying dispositions of incentive stock options. The tax benefits increased shareholders’ equity and decreased income taxes payable in the amounts of $2,959,000, $1,585,000, and $6,616,000 for the years ended January 28, 2006, January 29, 2005, and January 31, 2004, respectively.

NOTE 7. Net Income Per Share

We compute net income per share pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share.” Basic net income per share is computed based on the weighted average number of common shares outstanding for the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period. Options to purchase 2,306,175, 1,279,350, and 13,750 shares of common stock were outstanding at January 28, 2006, January 29, 2005, and January 31, 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the shares and, therefore, the effect would be dilutive.

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows (all amounts in thousands except per share amounts):

	January 28, 2006	January 29, 2005	January 31, 2004
Basic Earnings Per Share Computation:
Numerator	$22,419	$39,673	$47,589
Denominator:
Weighted average common shares outstanding	44,924	46,379	47,479

Total shares	44,924	46,379	47,479

Basic earnings per share	$0.50	$0.86	$1.00

Diluted Earnings Per Share Computation:
Numerator	$22,419	$39,673	$47,589
Denominator:
Weighted average common shares outstanding	44,924	46,379	47,479
Incremental shares from assumed exercise of options	953	1,496	2,109

Total shares	45,877	47,875	49,588

Diluted earnings per share	$0.49	$0.83	$0.96

NOTE 8. Income Taxes

Composition of the provision for income taxes for the years ended (in thousands):

	January 28, 2006	January 29, 2005	January 31, 2004
Current:
Federal	$17,141	$17,141	$21,169
State	1,706	3,574	4,577

	18,847	20,715	25,746

Deferred:
Federal	(5,183)	3,949	4,155
State	115	(46)	(362)

	(5,068)	3,903	3,793

Total income tax expense	$13,779	$24,618	$29,539

Significant components of our deferred tax assets and liabilities as of (in thousands):

	January 28, 2006	January 29, 2005
Current deferred tax assets:
Inventory	$582	$940
Accrued expense and other	1,342	779
State taxes	272	566
Other assets	291	256

Net current deferred tax assets	2,487	2,541

Noncurrent deferred tax assets (liabilities):
Depreciation	(4,917)	(6,600)
Deferred rent	3,963	524

Total noncurrent deferred tax liabilities	(954)	(6,076)

Net deferred tax assets (liabilities)	$1,533	$(3,535)

Reconciliation of the provision for income taxes to the statutory tax rate for the years ended:

	January 28, 2006	January 29, 2005	January 31, 2004
Statutory federal rate	35.0%	35.0%	35.0%
Permanent differences	(0.2)	(0.2)	(0.4)
State and local taxes, net of federal benefit	3.3	3.6	3.6
Other items	—	(0.1)	0.1

Effective income tax rate	38.1%	38.3%	38.3%

We operate in numerous tax jurisdictions and are subject to routine tax examinations. Future tax examinations could involve difficult issues and multiple years. Although we cannot predict the outcome of future examinations, amounts that could be owed in excess of amounts accrued would impact future tax expense but would not be expected to have material impact on our financial condition. We periodically review the recorded liability for contingent tax obligations and adjust our estimate of the potential liability for tax contingencies. At January 28, 2006 and January 29, 2005, the reserve for contingent tax liabilities was approximately $1,044,000 and $1,207,000, respectively, which are included in “Income Taxes Payable.”

NOTE 9. Employee Benefit Plan

Effective January 1, 1995, we adopted the Hot Topic 401(k) Retirement Savings Plan (the “401(k) Plan”). All employees who have been employed by us for at least one year of service maintained a minimum of 1,000 hours worked during the year and are at least 21 years of age are eligible to participate. Employees may contribute to the 401(k) Plan up to 25% of their current compensation, subject to a statutorily prescribed annual limit. We may at our discretion contribute certain amounts to eligible employees’ accounts. We have not made any contributions to the 401(k) Plan.