Form 10-Q
period 2006-04-29
HOT TOPIC INC /CA/
filed 2006-05-31
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒                Accelerated Filer  ☐                Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 15, 2006 - 44,156,571 shares of common stock, no par value.

HOT TOPIC, INC.

Hot Topic, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	April 29, 2006	January 28, 2006
		(Audited)
Assets
Current assets:
Cash and cash equivalents	$693	$9,673
Short-term investments	25,731	28,001
Inventory	82,363	71,160
Prepaid expenses and other	17,014	16,781
Deferred tax assets	2,487	2,487

Total current assets	128,288	128,102
Property and equipment, net	173,198	171,089
Deposits and other	245	244

Total assets	$301,731	$299,435

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$27,520	$18,122
Accrued liabilities	30,250	33,569
Income taxes payable	—	5,788

Total current liabilities	57,770	57,479

Deferred rent	40,516	39,941
Deferred tax liability	579	954

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, no par value; 150,000,000 shares authorized; 44,155,973 and 43,976,536 shares issued and outstanding at April 29, 2006 and January 28, 2006, respectively	103,539	100,328
Retained earnings	99,339	100,746
Accumulated other comprehensive loss	(12)	(13)

Total shareholders’ equity	202,866	201,061

Total liabilities and shareholders’ equity	$301,731	$299,435

See notes to consolidated financial statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 29, 2006	April 30, 2005
Net sales	$154,041	$149,762
Cost of goods sold, including buying, distribution and occupancy costs	105,784	98,597

Gross margin	48,257	51,165
Selling, general and administrative expenses	50,942	43,401

(Loss) income from operations	(2,685)	7,764
Interest income, net	403	338

(Loss) income before income taxes	(2,282)	8,102
(Benefit) provision for income taxes	(874)	3,103

Net (loss) income	$(1,408)	$4,999

Net (loss) income per share:
Basic	$(0.03)	$0.11

Diluted	$(0.03)	$0.11

Shares used in computing net (loss) income per share:
Basic	44,065	44,748
Diluted	44,065	46,175

See notes to consolidated financial statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	April 29, 2006	April 30, 2005

OPERATING ACTIVITIES
Net (loss) income	$(1,408)	$4,999
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,201	6,897
Stock-based compensation	1,324	39
Tax benefit from exercise of stock options	—	1,283
Loss on disposal of fixed assets	25	66
Deferred taxes	(376)	—
Gift card breakage	(149)	—
Changes in operating assets and liabilities:
Inventory	(11,204)	(8,774)
Prepaid expenses and other current assets	(350)	(178)
Deposits and other assets	(1)	(3)
Accounts payable	9,398	988
Accrued liabilities	(3,011)	1,961
Deferred rent	575	3,022
Income taxes payable	(5,787)	(6,663)

Net cash (used in) provided by operating activities	(1,763)	3,637
INVESTING ACTIVITIES
Purchases of property and equipment	(11,217)	(16,998)
Proceeds from sale of short-term investments	8,541	39,600
Purchases of short-term investments	(6,271)	(19,863)

Net cash (used in) provided by investing activities	(8,947)	2,739
FINANCING ACTIVITIES
Payments on capital lease obligations	(197)	(133)
Excess tax benefit from share-based compensation	165	—
Proceeds from employee stock purchases and exercise of stock options	1,762	3,134

Net cash provided by financing activities	1,730	3,001

(Decrease) increase in cash and cash equivalents	(8,980)	9,377
Cash and cash equivalents at beginning of year	9,673	5,248

Cash and cash equivalents at end of period	$693	$14,625

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$—	$1

Cash paid during the period for income taxes	$7,781	$8,492

See notes to consolidated financial statements.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Organization and Basis of Presentation

We are a mall-based specialty retailer operating the Hot Topic and Torrid concepts. Hot Topic stores sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. Torrid stores sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of the first quarter (April 29, 2006) of fiscal 2006 (the 53-week fiscal year ending February 3, 2007), we operated 671 Hot Topic stores throughout the United States and Puerto Rico, and 123 Torrid stores. We also sell merchandise on two websites, http://www.hottopic.com and http://www.torrid.com, which reflect the Hot Topic and Torrid store concepts and carry merchandise similar to that sold in the respective stores. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

The information set forth in these financial statements is unaudited except for the January 28, 2006 Consolidated Balance Sheet. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments, consisting only of normal recurring entries, necessary for a fair presentation have been included. The results of operations for the three months ended April 29, 2006 are not necessarily indicative of the results that may be expected for the year ending February 3, 2007.

Certain reclassifications have been made to prior year periods to conform to current period presentation. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 28, 2006.

NOTE 2. Stock Based Compensation

Effective January 29, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments”, which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and instead generally requires that such transactions be accounted for using a fair-value based method. We have elected the modified prospective method as permitted under SFAS No. 123R, and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 29, 2006. Stock-based compensation for awards granted prior to January 29, 2006 is based upon the grant-date fair value of such compensation as determined under the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. We issue new shares of common stock upon the exercise of stock options.

We use a Black-Scholes option valuation model to determine the fair value of stock-based compensation under SFAS No. 123R, consistent with that used by us previously for pro forma disclosures under SFAS No. 123. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is generally no less than the option vesting period and is based on historical experience. Expected volatility is based upon the historical volatility of our stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s expected life. We use a dividend yield of zero in the Black-Scholes option valuation model, as we do not anticipate paying cash dividends in the foreseeable future.

Under our 1996 Equity Incentive Plan, we may grant stock options, stock bonuses, restricted stock purchase rights, stock appreciation rights, and other awards to our employees, directors and consultants, as deemed appropriate by the Board of Directors. Under our 1996 Non-Employee Directors’ Stock Option Plan and together with the 1996 Equity Incentive Plan (the “Plans”), we may grant and have granted stock options and other awards to non-employee directors. The exercise price of options granted under the Plans shall be determined by the Board of Directors at the date of grant and shall not be lower than (i) 100% of the fair market value of our common stock on the date of grant for incentive stock options, (ii) 85% of the fair market value our common stock on the date of grant for non-statutory stock options, and (iii) 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock. Unless the Board of Directors declares otherwise, options vest over four years and generally expire ten years from the date of grant. An aggregate of 19,020,000 shares of common stock may be issued pursuant to the Plans. As of April 29, 2006, 593,083 shares were available for future grants. No options under the Plans have been granted to consultants.

In March 2006, we granted restricted stock “unit” awards under the 1996 Equity Incentive Plan to certain members of our management. None of these awards has vested and no shares have been issued pursuant to the grants. These awards provide for the issuance of up to 474,000 shares of our common stock, with vesting and issuance contingent upon achieving performance goals for fiscal year 2008 based upon operating income for the company for that fiscal year; and prior to vesting (or termination without vesting), the “units” will constitute an agreement by us to issue shares to the extent performance goals are ultimately met. The market value of our common stock as of the grant date of these restricted stock “unit” awards was $13.90. Compensation expense for these awards will be recorded over the three-year term of the award, based on the market value as of the grant date, with actual amounts expensed dependent upon the likelihood from period to period of vesting of such awards at the end of fiscal 2008. As of April 29, 2006, it is our best estimate that 50% of these awards will be earned and vest at the end of the three-year term. As a result, we recognized $275,000 as compensation expense in the first quarter of fiscal 2006 for these restricted stock unit awards.

We granted 7,496 and 7,737 shares of restricted common stock in the years ended January 28, 2006 and January 29, 2005, respectively, to non-employee directors under the 1996 Equity Incentive Plan. Restricted shares generally vest in the year subsequent to the grant year. All awarded common shares remain restricted (i.e., not transferable by the holders) until such time the recipient is no longer a member of our Board of Directors. The value of these grants is expensed over the vesting period and $155,000 was expensed in each of the years ended January 28, 2006 and January 29, 2005.

Had compensation costs for our stock-based compensation been determined based on the fair value at the grant dates for awards made prior to fiscal 2006, under those plans and consistent with SFAS No. 123, our net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands except per share amounts):

	Three Months Ended April 29, 2006	Three Months Ended April 30, 2005
Net (loss) income
As reported		$4,999
Add: Stock-based compensation expense included in reported net (loss) income, net of related tax effects		24
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects		(1,073)

Net (loss) income	$(1,408)	$3,950

Basic Earnings per share:
As reported	$(0.03)	$0.11
Pro forma		$0.09
Diluted earnings per share:
As reported	$(0.03)	$0.11
Pro forma		$0.09

The effect of recording stock-based compensation for the three month period ended April 29, 2006 was as follows:

Three Months Ended April 29, 2006
Stock-based compensation by type of award:
Employee stock options and awards	$1,017,656
Restricted stock units	$274,525
Employee stock purchase plan	31,500

Total stock-based compensation expense	$1,323,681
Tax effect on stock-based compensation expense	(375,460)

Net effect on net income	$948,221

Effect on income (loss) per share:
Basic and diluted	$(0.02)

In the first quarter of fiscal 2006 and 2005, we recognized stock and equity awards compensation costs of $1,324,000 and $38,751 respectively. Of that amount, $182,000 was recorded as a component of cost of goods sold and the remainder was charged to selling, general and administrative expense.

Application of SFAS No. 123R did not impact our cash position, but resulted in a change in presentation on our consolidated statements of cash flows. The tax benefit from exercise of stock options of $165,000 was deducted from cash flows from operating activities and added to cash flows from financing activities in the consolidated statements of cash flows.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first quarter of fiscal 2006 and 2005:

	2006	2005
Risk free interest rate	5.00%	5.00%
Expected life	5.0 years	5.0 years
Expected volatility	48%	34%
Expected dividend yield	0.00%	0.00%

The following table summarizes stock options outstanding as of April 29, 2006, as well as activity during the first quarter then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 28, 2006	5,755,313	$16.27
Granted	838,000	$13.91
Exercised	(179,437)	$9.82
Forfeited or expired	(172,634)	$19.33

Outstanding at April 29, 2006	6,241,242	$16.05	7.18	$12,035,586

Exercisable at April 29, 2006	4,933,226	$16.49	6.65	$11,095,237

On the grant date, the weighted-average fair value of stock options granted during the first quarter of fiscal 2006 and 2005 was $5.18 and $8.21, respectively.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first quarter of fiscal 2006 and 2005 are provided in the following table (dollars in thousands):

	Three Months Ended
	April 29, 2006	April 30, 2005
Proceeds from stock options exercised	$1,762	$3,134
Tax benefit related to stock options exercised	$165	$1,283
Intrinsic value of stock options exercised	$431	$3,426

The incremental stock-based compensation expense resulting from the adoption of SFAS No. 123R includes expense related to stock options granted prior to, but not yet vested as of January 29, 2006. As of April 29, 2006, we had $7.3 million of unrecognized expense related to non-vested stock-based compensation, which is expected to be recognized over the next 3.16 years.

In June 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees. All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan. Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive at least a 15% discount on shares purchased under the Stock Purchase Plan. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings occur every six months commencing January 1, 1997. At April 29, 2006, 1,137,394 shares could still be sold to employees under the plan. Compensation expense for the quarter ended April 29, 2006 was $31,500, representing a 15% discount of the fair market value of the stock at the beginning of the then-current offering.

NOTE 3. Net (Loss) Income Per Share

We compute net (loss) income per share pursuant to SFAS No. 128 “Earnings Per Share.” Basic net (loss) income per share is computed based on the weighted average number of common shares outstanding for the period. Diluted net (loss) income per share is computed based on the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period.

A reconciliation of the numerator and denominator of basic (loss) earnings per share and diluted (loss) earnings per share is as follows (all amounts in thousands except per share amounts):

	Three Months Ended
	April 29, 2006	April 30, 2005
Basic (loss) earnings computation:
Numerator	$(1,408)	$4,999
Denominator:
Weighted average common shares outstanding:	44,065	44,748
Incremental shares from assumed conversion of options	—	1,427

Total shares	44,065	46,175

Basic diluted (loss) earnings per share	$(0.03)	$0.11
Diluted (loss) earnings per share	$(0.03)	$0.11

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive:

	Three Months Ended
	April 29, 2006	April 30, 2005
Anti-dilutive options	4,564,136	2,129,433
Anti-dilutive restricted stock units	474,000	—

NOTE 4. Comprehensive (Loss) Income

Comprehensive (loss) income for the three months ended April 29, 2006 is as follows (in thousands):

	Three Months Ended
	April 29, 2006	April 30, 2005
Comprehensive (loss) Income
Net (loss) income	$(1,408)	$4,999
Unrealized loss on marketable securities, net	(1)	(16)

Total comprehensive (loss) income	$(1,409)	$4,983

NOTE 5. Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million. The credit agreement will expire in August 2007 and we expect to renew the credit agreement under similar terms. Letters of credit are issued under the credit agreement, which are primarily used for inventory purchases. At April 29, 2006, we had $77,000 of outstanding letters of credit issued under the credit agreement.

NOTE 6. Commitments and Contingencies

Litigation

On September 17, 2004, a former Torrid employee filed a lawsuit against us in the Superior Court of Los Angeles County, on behalf of a purported class. The lawsuit asserts claims for failure to provide adequate meal or rest breaks, improper payment of overtime wages, failure to timely pay wages at end of employment and unfair business practices. The lawsuit seeks compensatory damages, statutory penalties, punitive damages, attorneys’ fees and injunctive relief. On October 21, 2004, we filed an answer denying the material allegations of the complaint. In February 2006, the court preliminarily approved a settlement agreement between the plaintiff (on behalf of the purported class) and us. We expect the aggregate payments we make in connection with the settlement (including attorneys’ fees for the plaintiff class and other amounts payable under the settlement) will not exceed, and could be less than, the agreed-upon settlement amount of $1.642 million; though the actual amount we will be required to pay in the event the court grants final approval of the settlement is not currently known. The hearing for final approval of the settlement is scheduled for June 22, 2006.

We are involved in various other matters of litigation during the ordinary course of business. Management does not currently believe any outstanding matters will have a material adverse effect on our overall financial condition.

Indemnities, Commitments and Guarantees

During the ordinary course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of California. We have issued guarantees in the form of letters of credit as security for some merchandise shipments from overseas. There were $77,000 of these letters of credit outstanding at April 29, 2006. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated financial statements.

NOTE 7. Impact of Recently Issued Accounting Standards

In February 2006, the FASB issued FASB Staff Position (“FSP”) No. FAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event,” which amended the guidance in SFAS No. 123R. This staff position requires that an award of options or similar instruments that otherwise meets the criteria for equity classification, but contains a cash settlement feature that can require the entity to settle the award in cash only upon the occurrence of a contingent event that is outside the employee’s control, should be classified as a liability only when the event’s occurrence is probable. If the occurrence of the contingent event is not probable, equity classification is required. This staff position is effective upon initial adoption of SFAS No. 123R, which we adopted as of January 29, 2006. We have determined that adoption of FSP No. FAS 123R-4 does not have a material impact on our financial condition, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 will be effective for the financial instruments acquired, issued or subject to a re-measurement event in the fiscal year beginning January 29, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by these sections, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, expected financial results, the profitability of future sales of our products, new store openings and new store concepts. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include but are not limited to the items discussed under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2 and “Risk Factors” in Part II, Item 1A.

OVERVIEW

We are a mall-based specialty retailer operating the Hot Topic and Torrid concepts. Hot Topic stores sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. Torrid stores sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of the first quarter (April 29, 2006) of fiscal 2006 (the 53-week fiscal year ending February 3, 2007), we operated 671 Hot Topic stores throughout the United States and Puerto Rico, and 123 Torrid stores. We also sell merchandise on two websites, http://www.hottopic.com and http://www.torrid.com, which reflect the Hot Topic and Torrid store concepts and carry merchandise similar to that sold in the respective stores. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

Our customers are at the core of our business strategies for both Hot Topic and Torrid. At the Hot Topic division we focus on current fashion trends that are music-inspired, and we listen to our customers to determine the fashion trends that they want to wear. We then merchandise our stores with these current trends. Our customer-focused strategy also includes identifying profitable customer segments, tailoring our stores to their needs, and training our associates to cater to and understand our customers’ needs. We strive to understand our customers’ needs as they relate to music and music related apparel by closely monitoring music trends, customers’ direct input via store visits, emails, and focus groups of our sales associates. By engaging with our customers in that manner, we believe we extend our competitive advantage over the other mall-based fashion retailers. Since we believe our customers continue to access music over the Internet and television, making our customers keenly fashion-focused, sophisticated, and technologically advanced, our resolve is to continue to meet their music-inspired fashion needs. At Torrid, we strive to become a leading specialty retailer of fashion forward plus-size young women’s apparel and accessories.

The current market of teen apparel is intensely competitive, especially during the Holiday season (which runs roughly from the week of Thanksgiving to the beginning of January), resulting from fashion trends as well as aggressive promotional markdowns taken by many mall retailers. In the first quarter of 2006, we increased our level of promotions and related markdowns, which contributed to a lower gross margin for the fiscal quarter. Overall, gross margin as a percentage of sales for first fiscal quarter declined by 2.9% when compared with the prior year.

The following discussion of our results of operations, financial condition and liquidity, and other matters should be read in conjunction with our Consolidated Financial Statements and the Notes related thereto.

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal year ending February 3, 2007 is a 53-week fiscal year, and fiscal year ended January 28, 2006, was a 52-week year.

The discussion below includes references to “comparable stores.” We consider a store comparable after it has been open for 15 full months. If a store is relocated, or expanded by more than 15% in total square footage, it is removed from the comparable store base and, similar to new stores, becomes comparable after 15 full subsequent months.

RESULTS OF OPERATIONS

Three Months Ended April 29, 2006 Compared to Three Months Ended April 30, 2005

The following table sets forth selected data from our income statement expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

For the three months ended:	April 29, 2006	April 30, 2005
Net sales	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	68.7	65.8

Gross margin	31.3	34.2
Selling, general and administrative expenses	33.1	29.0

Operating (loss) income	(1.7)	5.2
Interest income, net	0.2	0.2

(Loss) income before income tax (benefit) expense	(1.5)	5.4
Income tax (benefit) expense	(0.6)	2.1

Net (loss) income	(0.9)%	3.3%

Net sales increased $4.3 million, or 2.9%, to $154.0 million during the first quarter of fiscal 2006 from $149.1 million during the first quarter of fiscal 2005. The components of this $4.3 million increase in net sales are as follows:

Amount ($ millions)	Description
$8.4	Net sales from new Hot Topic stores opened during the first quarter of fiscal 2006 and Hot Topic stores not yet qualifying as comparable stores.
7.4	Net sales from new Torrid stores opened during the first quarter of fiscal 2006 and Torrid stores not yet qualifying as comparable stores.
1.6	Internet sales (hottopic.com and torrid.com).
(0.1)	Net sales from 5 expanded or relocated Hot Topic and Torrid stores.
(13.0)	9.6% decrease in comparable store net sales in the first quarter of fiscal 2006 compared to the prior year quarter.

$4.3	Total

At the end of the first quarter of fiscal 2006, 638 of our 795 stores (Hot Topic and Torrid) were included in the comparable store base, compared to 535 of our 694 stores (Hot Topic and Torrid) open at the end of the first quarter of fiscal 2005. Sales of Hot Topic’s apparel and tee-shirts, as a percentage of total net sales, were 56% for the first quarter of fiscal 2006 compared to 55% for the first quarter of fiscal 2005. The increase of the apparel category in the product mix was driven by increased sales of music-licensed apparel and women’s tops, partially offset by a decline in men’s fashion and novelty tops and men’s and women’s bottoms.

Gross margin decreased $2.8 million to $48.4 million during the first quarter of fiscal 2006 from $51.2 million during the first quarter of fiscal 2005. As a percentage of net sales, gross margin decreased to 31.3% during the first quarter of fiscal 2006 from 34.2% in the first quarter of fiscal 2005. The significant components of this 2.9% decrease in gross margin as a percentage of net sales are as follows:

%	Description
(1.6)%	Increase in store occupancy and depreciation expenses, primarily due to deleveraging store expenses over lower comparable store sales.
(0.6)	Decrease in merchandise margin primarily due to higher markdowns and higher freight-in costs, partially offset by higher initial markup.
(0.4)	Increase in distribution expenses primarily due to depreciation of the new distribution center and deleveraging expenses over lower comparable store sales.
(0.3)	Increase in buying costs due to higher payroll expenses and non-cash stock based compensation.

(2.9)%	Total

Selling, general and administrative expenses increased $7.5 million, or 17.4%, to $50.9 million during the first quarter of fiscal 2006 compared to $43.4 million during the first quarter of fiscal 2005. As a percentage of net sales, selling, general and administrative expenses increased to 33.1% in the first quarter of fiscal 2006 compared to 29.0% in the first quarter of fiscal 2005. The total dollar increase in selling, general and administrative expenses was primarily attributable to a 14.6% increase in the number of retail stores from 694 at the end of the first quarter of fiscal 2005 to 795 at the end of the first quarter of fiscal 2006 and the corresponding additional payroll and other expenses required to support these additional stores. The significant components of this 4.1% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
1.4%	Increase in store payroll expense due to deleveraging of wage rate increases in excess of our comparable store sales increase.
0.7	Increase in other store expenses, primarily due to higher supplies costs, utilities and business licenses/taxes.
0.7	Increase in non-cash compensation expense due to adoption of SFAS No. 123R in first quarter of 2006.
0.7	Increase in marketing expenses primarily due to magazine and kiosk advertising for the Torrid divastyle program, and concert sponsorships for Hot Topic.
0.7	Increase in other general and administrative expenses due primarily to deleveraging headquarters expenses for new support personnel, relocation costs, higher accounting and auditing costs and consulting fees for enhancements to computer systems.
0.2	Increase in depreciation and amortization primarily due to software costs for the new warehouse management and financial systems.
(0.3)	Decrease in pre-opening expenses due to opening fewer stores in the first quarter of 2006 as compared to the first quarter in 2005.

4.1%	Total

Operating loss was $2.7 million the first quarter of fiscal 2006, compared to operating income of $7.8 million during the first quarter of fiscal 2005. As a percentage of net sales, operating loss was (1.7)% in the first quarter of fiscal 2006 compared to 5.2% operating income in the first quarter of fiscal 2005.

Net interest income increased 0.1% to 0.3% for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, principally due to favorable investment returns from cash investments.

Income tax benefit was $0.9 million for the first quarter of fiscal 2006 compared to $3.1 million expense for the first quarter of fiscal 2005. The effective tax rate was 38.3% for the first quarter of fiscal 2006 and 38.3% for first fiscal quarter 2005.

LIQUIDITY AND CAPITAL RESOURCES

Historically and during the first three months of fiscal 2006, our primary uses of cash have been to finance store openings and purchase merchandise inventories. We have also made periodic repurchases of our common shares. In recent years, we have satisfied our cash requirements principally from cash flows from operations and to a lesser extent proceeds from the exercise of stock options. We also maintain a $5.0 million unsecured credit agreement for issuing letters of credit, primarily for inventory purchases. At April 29, 2006, we had $77,000 of outstanding letters of credit under the credit agreement.

Cash flows used by operating activities were $1.8 million in the first quarter of fiscal 2006 compared to $3.6 million provided by operating activities in the first three months of fiscal 2005. The decrease of $5.4 million in cash flows from operating activities in the first three months of fiscal 2006 compared to the first three months of fiscal 2005 resulted primarily from net loss of $1.4 million versus net income of $5.0 million in the prior year quarter in the operations, and reduction in accrued liabilities, deferred rent, increase in inventory, deferred taxes and tax benefit from stock options exercised that are reported in the investing activities under SFAS No. 123R guidelines, offset by increase in accounts payable, depreciation expense, non-cash stock-based compensation expense, and income taxes payable.

Cash flows used by investing activities were $8.9 million in the first quarter of fiscal 2006 compared to $2.7 million provided by investing activities in the first three months of fiscal 2005. The $11.7 million decrease in net cash provided by investing activities is due to a decrease ($17.5 million) in the proceeds from the sale of short-term investments (net of purchases) offset in part by a decrease ($5.8 million) in purchases of property and equipment primarily to support store openings and for hardware and software systems.

Cash flows provided by financing activities were $1.7 million in the first quarter of fiscal 2006 compared to cash flows provided by financing activities of $3.0 million in the first three months of fiscal 2005. The $1.3 million decrease in cash flows from financing activities is principally the result of a decrease of $1.4 in proceeds from exercise of stock options offset by the reclassification of tax benefit of $0.2 from stock options exercised.

The following table summarizes our contractual obligations as of April 29, 2006, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period ($ in thousands)
Contractual obligations	Total	Within 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating leases	$363,325	$53,238	$102,520	$91,373	$116,194
Purchase obligations	85,542	85,542	—	—	—
Letters of credit and other obligations	1,195	1,195	—	—	—

Total contractual obligations	$450,062	$139,975	$102,520	$91,373	$116,194

We believe our current cash balances and cash generated from operations will be sufficient to fund our operations and planned expansion through at least the next 12 months.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related primarily to inventories, long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion about the application of these and other accounting policies, refer to the notes included in our Annual Report on Form 10-K for the year ended January 28, 2006.

Inventories: Inventories and related costs of sales are accounted for by the retail method. The cost of inventory is valued at the lower of average cost or market, on a first-in, first-out (FIFO) basis, utilizing the retail method. Each month, slow moving or seasonally obsolete merchandise is marked down. The first markdown is typically 25% to 50% of the original retail price. Typically, in cases where the merchandise does not sell after the first markdown, an additional markdown is made in a subsequent month. Any marked down merchandise that does not sell is typically marked down to a zero value and removed from the store approximately three months after the original markdown. In determining the lower of average cost or market value of period-ending inventories, consistently applied valuation criteria are used. Consideration is given to a number of quantitative factors, including anticipated subsequent permanent markdowns and aging of inventories. To the extent our estimated markdowns at period-end prove to be insufficient, additional future markdowns will need to be recorded.

Valuation of long-lived assets: We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. If we were to determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on a projected discounted cash flow method using a discount rate determined by management. During the first quarter, we had no impairment charge for long-lived assets. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges.

Revenue Recognition: Sales are recognized upon the purchase by customers at our retail store locations and websites, less merchandise returned by customers. We provide a reserve for projected merchandise returns based on historical experience. As the reserve for merchandise returns is based on estimates the actual returns could differ from the reserve, which could impact sales. We recognize estimated gift card breakage as a component of net sales in proportion to actual gift card redemptions over the period that remaining gift card values are redeemed. Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by us for which liability was recorded in prior periods. While customer redemption patterns result in estimated gift card breakage, which approximates 5%, changes in our customers’ behavior could impact the amount that ultimately is unused and could affect the amount recognized as a component of net sales.

Share Based Payments: We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized over the requisite service periods of the awards. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life, price volatility of the underlying stock, risk free interest rate and expected dividend rate. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No.123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

In accordance with SFAS No. 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and restricted stock unit awards. However, under current accounting standards we cannot recognize tax benefit currently for those share-based compensation expenses associated with incentive stock options (also known as qualified stock options) and employee stock purchase plan rights. For qualified stock options that vested after our adoption of SFAS No. 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption of SFAS No. 123R, the tax benefit is recorded directly to additional paid-in capital.

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

The management of the company maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal year. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On September 17, 2004, a former Torrid employee filed a lawsuit against us in the Superior Court of Los Angeles County, on behalf of a purported class. The lawsuit asserts claims for failure to provide adequate meal or rest breaks, improper payment of overtime wages, failure to timely pay wages at end of employment and unfair business practices. The lawsuit seeks compensatory damages, statutory penalties, punitive damages, attorneys’ fees and injunctive relief. On October 21, 2004, we filed an answer denying the material allegations of the complaint. In February 2006, the court preliminarily approved a settlement agreement between the plaintiff (on behalf of the purported class) and us. We expect the aggregate payments we make in connection with the settlement (including attorneys’ fees for the plaintiff class and other amounts payable under the settlement) will not exceed, and could be less than, the agreed-upon settlement amount of $1.642 million; though the actual amount we will be required to pay in the event the court grants final approval of the settlement is not currently known. The hearing for final approval of the settlement is scheduled for June 22, 2006.

Though significant litigation or awards against us could seriously harm our business and financial results, we do not at this time expect any current litigation we are involved with to have a material adverse effect on us.

Item 1A.	Risk Factors

CERTAIN RISKS RELATED TO OUR BUSINESS

Before deciding to invest in Hot Topic, Inc. or to maintain or increase an investment in Hot Topic, Inc., readers should carefully consider the risks described below, in addition to the other information contained in our Annual Report on Form 10-K and in other filings with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The risks described below are not the only risks we face. Additional risks that are not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks actually occur, our business, financial condition and results of operations could be seriously harmed, and our stock price could decline. The risks described below include certain revisions to the risks set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Our aggressive growth strategy of new store openings could create challenges we may not be able to adequately meet.

Our net sales have grown appreciably during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, the introduction of new products. Of our 795 stores opened as of April 29, 2006, 104 had been open for less than one full year. We intend to continue to pursue a growth strategy for the foreseeable future, and our future operating results will depend largely upon our ability to open and operate stores successfully and to profitably manage a larger business. We currently anticipate opening approximately 50 stores, consisting of 40 Hot Topic and 10 Torrid stores, during fiscal 2006, further increasing the number of stores we operate. As of April 29, 2006, 10 of those new Hot Topic stores were open and three Torrid stores were open. Operation of a greater number of new stores and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by us in our existing stores and markets. In addition, as the number of stores increases, we may face risks associated with market saturation of our products and concepts. There can be no assurance that our expansion will not adversely affect the individual financial performance of our existing stores or our overall results of operations, or that new stores will achieve sales and profitability levels consistent with existing stores. Further, there can be no assurance that we will successfully achieve our expansion targets or, if achieved, that planned expansion will result in profitable operations.

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

A variety of factors affects our comparable store sales including, among others, the timing of new music releases and music/pop culture-related products; music and fashion trends; the general retail sales environment and the effect of the overall economic environment; our ability to efficiently source and distribute products; changes in our merchandise mix; ability to attain exclusivity and certain pop-culture related licenses; competition from other retailers; opening of new stores in existing markets and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that such fluctuations will continue. Our comparable store sales results were (9.6)% for the first quarter of fiscal 2006, and the following table shows our comparable store sales results for other recent periods:

Fiscal Year	2005	2004	2003	2002
	(3.4)%	(2.9)%	7.4%	5.0%

	FY 2005	FY 2004
1st Quarter	0.9%	4.0%
2nd Quarter	(3.5)%	(2.1)%
3rd Quarter	(6.2)%	(4.2)%
4th Quarter	(3.8)%	(6.0)%

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

Over the past several years, we have made improvements to existing hardware and software systems, as well as implemented new systems. For example, we have invested millions of dollars to enhance the functionality of our current GERS Retail Systems software and to implement new financial and human resources systems software from Lawson Software. In addition, we invested significant amounts in the implementation of a new warehouse management software system, a new Internet order management software system, and a new customer loyalty software system. We expect to significantly increase our reliance on these systems in fiscal 2006. If these information systems and software do not work effectively, we may experience delays or failures in our operations. These delays or failures could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. To manage growth of our operations and personnel, we will need to continue to improve our operational and financial systems, transaction processing, and procedures and controls, and in doing so, we could incur substantial additional expenses.

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

We have historically used stock options as a component of our total employee compensation program in order to align employees’ interests with the interests of our shareholders, encourage employee retention, and provide competitive compensation and benefit packages. In recent periods, our employee stock options have had exercise prices in excess of Hot Topic’s stock price, which reduces their value to employees and could affect our ability to retain present, or attract prospective employees. There are other forms of share-based compensation available to us, but these are similarly less attractive when a company’s stock price is declining. In addition, in accordance with Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment,” we began recording expenses for share-based payments, including stock options, in the first quarter of fiscal 2006. As a result, we now incur increased compensation costs associated with our share-based compensation programs. Moreover, difficulties relating to obtaining shareholder approval of equity compensation plans could make it harder or more expensive for us to grant share-based payments to employees in the future. Our stock plan we currently use to grant options to our employees is scheduled to terminate in the middle of 2006. Like other companies, we review our equity compensation strategy in light of regulatory and competitive environments, and we may decide to reduce the total number of options granted, or the form of stock awards, to employees, or reduce the number of employees who receive share-based payments. Due to any change in our share-based compensation strategy, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

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

The effects of war or acts of terrorism could have a material adverse effect on our business, operating results and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions and create further uncertainties. To the extent that such disruptions or uncertainties negatively impact shopping patterns and/or mall traffic, or adversely affect consumer confidence or the economy in general, our business, operating results and financial condition could be materially and adversely affected. Similar risks would exist in the event of other types of national and regional catastrophes or circumstances, such as a flu pandemic or other public health or welfare scare.

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

As a growing company with expanding operations, we are increasingly involved from time to time with litigation and other claims against us. These arise primarily in the ordinary course of our business, and include employee claims, commercial disputes, intellectual property issues and product-oriented allegations. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Although we do not currently believe that the outcome of any current litigation and claims against us will have a material adverse effect on our overall financial condition, we have, in the past, incurred unexpected expense in connection with litigation matters. In the future, adverse settlements or resolutions may occur and negatively impact earnings, injunctions against us could have an adverse effect on our business by requiring us to do or prohibiting us from doing certain things, and other unexpected events could have a negative impact on us.

Recent accounting regulation changes require the expensing of stock options.

Recently effective accounting regulation changes require that all publicly traded companies begin recording compensation expense related to all unvested and newly granted stock options (and other equity awards) prospectively for annual periods beginning after June 15, 2005. Beginning with the quarter that this report covers, we have begun to include compensation expense related to stock options and certain other equity awards in our reported earnings in our financial statements. Our reported earnings have been negatively impacted by this new requirement of recording non-cash compensation expense, and our stock price could go down or fluctuate in the future as the amount and extent of these expenses may fluctuate from quarter to quarter, as they are recognized.

Item 6.	Exhibits and Reports

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws, as amended. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen stock certificate. (1)

10.1	Form of Performance Share Award Agreement and Program.

31.1	Certification, dated May 31, 2006, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated May 31, 2006, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated May 31, 2006, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form SB–2 (No. 333-5054-LA) and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc. (Registrant)

Date: May 31, 2006	/s/ Elizabeth McLaughlin
Elizabeth McLaughlin Chief Executive Officer (Principal Executive Officer)

Date: May 31, 2006	/s/ James McGinty
James McGinty Chief Financial Officer (Principal Financial And Accounting Officer)

Exhibit Index

Exhibit No.	Document

10.1	Form of Performance Share Award Agreement and Program.

31.1	Certification, dated May 31, 2006, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated May 31, 2006, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated May 31, 2006, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).