Form 10-Q
period 2006-07-29
HOT TOPIC INC /CA/
filed 2006-08-22
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 21, 2006 – 44,194,294 shares of common stock, no par value.

HOT TOPIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Hot Topic, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	July 29, 2006	January 28, 2006
Assets
Current assets:
Cash and cash equivalents	$2,263	$9,673
Short-term investments	17,620	28,001
Inventory	106,227	71,160
Prepaid expenses and other	17,277	16,781
Deferred tax assets	2,487	2,487

Total current assets	145,874	128,102
Property and equipment, net	174,070	171,089
Deposits and other	249	244

Total assets	$320,193	$299,435

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and overdraft	$47,429	$18,122
Accrued liabilities	27,595	33,569
Income taxes payable	—	5,788

Total current liabilities	75,024	57,479
Deferred rent	41,224	39,941
Deferred tax liability	209	954
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, no par value; 150,000,000 shares authorized; 44,194,294 and 43,976,536 shares issued and outstanding at July 29, 2006 and January 28, 2006, respectively	105,312	100,328
Retained earnings	98,434	100,746
Accumulated other comprehensive loss	(10)	(13)

Total shareholders’ equity	203,736	201,061

Total liabilities and shareholders’ equity	$320,193	$299,435

See notes to condensed consolidated financial statements.

Hot Topic, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales	$160,348	$152,234	$314,389	$301,996
Cost of goods sold, including buying, distribution and occupancy costs	109,514	104,612	215,295	203,208

Gross margin	50,834	47,622	99,094	98,788
Selling, general and administrative expenses	52,540	46,498	103,485	89,899

(Loss) income from operations	(1,706)	1,124	(4,391)	8,889
Interest income, net	239	323	642	660

(Loss) income before income taxes	(1,467)	1,447	(3,749)	9,549
(Benefit) provision for income taxes	(562)	554	(1,436)	3,657

Net (loss) income	$(905)	$893	$(2,313)	$5,892

Net (loss) earnings per share:
Basic	$(0.02)	$0.02	$(0.05)	$0.13

Diluted	$(0.02)	$0.02	$(0.05)	$0.13

Shares used in computing net (loss) earnings per share:
Basic	44,180	45,065	44,122	44,907
Diluted	44,180	46,246	44,122	46,207

See notes to condensed consolidated financial statements.

Hot Topic, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	July 29, 2006	July 30, 2005
OPERATING ACTIVITIES
Net (loss) income	$(2,313)	$5,892
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,693	14,587
Stock-based compensation	2,736	77
Tax benefit from exercise of stock options	—	2,600
Loss on disposal of fixed assets	156	213
Deferred taxes	(745)	—
Gift card breakage	(284)	—
Changes in operating assets and liabilities:
Inventory	(35,067)	(34,043)
Prepaid expenses and other current assets	(740)	(5,940)
Deposits and other assets	(5)	(4)
Accounts payable and overdraft	29,308	26,264
Accrued liabilities	(5,351)	4,659
Deferred rent	1,283	5,437
Income taxes payable	(5,788)	(8,811)

Net cash provided by operating activities	1,883	10,931
INVESTING ACTIVITIES
Purchases of property and equipment	(21,753)	(49,421)
Proceeds from sale of short-term investments	8,541	65,525
Purchases of short-term investments	1,844	(37,736)

Net cash used in investing activities	(11,368)	(21,632)
FINANCING ACTIVITIES
Payments on capital lease obligations	(263)	—
Excess tax benefit from stock-based compensation	168	—
Proceeds from employee stock purchases and exercise of stock options	2,170	5,897

Net cash provided by financing activities	2,075	5,897

Decrease in cash and cash equivalents	(7,410)	(4,804)
Cash and cash equivalents at beginning of year	9,673	5,248

Cash and cash equivalents at end of period	$2,263	$444

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$6	$2

Cash paid during the period for income taxes	$8,904	$13,616

See notes to condensed consolidated financial statements.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Organization and Basis of Presentation

We are a mall-based specialty retailer operating the Hot Topic and Torrid concepts. Hot Topic stores sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. Torrid stores sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of the second quarter of fiscal 2006 (July 29, 2006 in the 53-week fiscal year ending February 3, 2007), we operated 682 Hot Topic stores throughout the United States and Puerto Rico, and 127 Torrid stores. We also sell merchandise on two websites, http://www.hottopic.com and http://www.torrid.com, which reflect the Hot Topic and Torrid store concepts and carry merchandise similar to that sold in the respective stores. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

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

In the opinion of management, all adjustments, consisting only of normal recurring entries, necessary for a fair presentation have been included. The results of operations for the six months ended July 29, 2006 are not necessarily indicative of the results that may be expected for the year ending February 3, 2007.

NOTE 2. Stock-Based Compensation

Stock Plan Activity

Under our 1996 Equity Incentive Plan, we granted stock options, stock bonuses, and other awards to our employees, directors, and consultants as deemed appropriate by the Board of Directors (the “Board”). On June 14, 2006, the 1996 Equity Incentive Plan expired and was replaced with the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan was approved by the Board on March 17, 2006 and by our shareholders on June 13, 2006. Upon expiration of the 1996 Equity Incentive Plan, 1,268,265 shares out of an aggregate of 18,300,000 shares of common stock that were available for grant remained available for grant.

The new 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board. Both incentive and non-statutory stock options granted by us under the 2006 Plan must carry an exercise price of at least 100% of the fair market value of the stock on the date of grant. Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 10 years. In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) the number of unallocated shares of common stock remaining available for issuance under the 1996 Incentive plan as of June 13, 2006, (b) an additional 2,350,000 shares and (c) the number of shares subject to stock awards as of June 13, 2006 under the 1996 Incentive Plan pursuant to the terms of the 1996 Incentive Plan. As of July 29, 2006, 3,057,456 shares were available for future grants. All awards to date under the 2006 Plan have been granted to employees of the company, none have been granted to consultants.

In March 2006, we granted restricted stock “unit” awards under the 1996 Equity Incentive Plan to certain members of our management. None of these awards have vested and no shares have been issued pursuant to the grants. These awards provide for the issuance of up to 474,000 shares of our common stock, with vesting and issuance contingent upon achieving performance goals for fiscal year 2008 based upon operating income for the company for that fiscal year; and prior to vesting (or termination without vesting), the “units” will constitute an agreement by us to issue shares to the extent performance goals are ultimately met. The market value of our common stock as of the grant date of these restricted stock “unit” awards was $13.90. Compensation expense for these awards will be recorded over the three-year term of the award, based on the market value as of the grant date, with actual amounts expensed dependent upon the likelihood from period to period of vesting of such awards at the end of fiscal 2008. As of July 29, 2006, it is our best estimate that 50% of these awards will be earned and vest at the end of the three-year term. As a result, we recognized $275,000 and $549,000 as compensation expense during the three months and six months ended July 29, 2006 for these restricted stock unit awards.

Under our 1996 Non-Employee Directors’ Stock Option Plan, we may grant and have granted stock options and other awards to non-employee directors. The exercise price of options granted under this plan shall be determined by the Board at the date of grant and shall not be lower than (i) 100% of the fair market value of our common stock on the date of grant for incentive stock options, (ii) 85% of the fair market value of our common stock on the date of grant for non-statutory stock options, and (iii) 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock. Unless the Board declares otherwise, options vest over four years and generally expire ten years from the date of grant. An aggregate of 720,000 shares of common stock may be issued pursuant to this plan. As of July 29, 2006, 23,264 shares were available for future grants. No options under this plan have been granted to consultants.

In June 2006, we granted 11,842 shares of restricted common stock to non-employee directors under the 1996 Equity Incentive Plan. Restricted shares generally vest in the year subsequent to the grant year. All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board of Directors. The value of these grants is expensed over the vesting period and $78,000 has been expensed as of July 29, 2006. During the fiscal year ended January 28, 2006, non-employee directors were granted 7,496 shares of restricted stock and $155,000 was expensed.

In June 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees. All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan. Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 15% discount on shares purchased under the Stock Purchase Plan. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings occur every six months commencing January 1, 1997. At July 29, 2006, 1,107,792 shares could still be sold to employees under the plan. Compensation expense for the three months and six months ended July 29, 2006 was $78,000 and $109,000, respectively, to account for the fair value of the rights granted to participants under the plan at the beginning of the then-current offering.

The following table summarizes stock options outstanding as of July 29, 2006, as well as activity through the second quarter then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 28, 2006	5,755,313	$16.27
Granted	945,296	$13.80
Exercised	(180,660)	$9.80
Forfeited or expired	(491,218)	$19.82

Outstanding at July 29, 2006	6,028,731	$15.78	6.97	$12,193,053

Exercisable at July 29, 2006	4,723,887	$16.21	6.36	$11,087,904

The weighted average fair value of stock options estimated on the date of each grant during the three months and six months ended July 29, 2006 and July 30, 2005 are provided in the following table:

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Weighted average fair value at grant date	$6.24	$8.07	$6.22	$8.21

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three months and six months ended July 29, 2006 and July 30, 2005 are provided in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Proceeds from stock options exercised	$8	$2,399	$1,770	$5,533
Tax benefit related to stock options exercised	$3	$1,317	$168	$2,600
Intrinsic value of stock options exercised	$7	$3,518	$438	$6,944

Accounting for Stock Compensation Expense

Effective January 29, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments,” (“SFAS 123R”), which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and instead generally requires that such transactions be accounted for using a fair value based method. We have elected the modified prospective transition method as permitted under SFAS 123R, and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 29, 2006. Stock-based compensation for awards granted prior to January 29, 2006 is based upon the grant-date fair value of such compensation as determined under the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Prior to fiscal 2006, the Company determined stock based compensation expense using the intrinsic value method of APB 25 and we provided the disclosures required by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” The following table provides the pro forma effects on our net (loss) income and net (loss) earnings per share for the three months and six months ended July 30, 2005 as if the fair value recognition provisions of SFAS 123R had been applied (in thousands, except per share amounts):

	Three Months Ended July 30, 2005	Six Months Ended July 30, 2005
Net income
As reported	$893	$5,892
Add: Stock-based compensation expense included in reported net income, net of related tax effects	24	48
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(1,225)	(2,300)

Net (loss) income	$(308)	$3,640

Basic (loss) earnings per share:
As reported	$0.02	$0.13
Pro forma	$(0.01)	$0.08
Diluted (loss) earnings per share:
As reported	$0.02	$0.13
Pro forma	$(0.01)	$0.08

The effect of recording stock-based compensation for the three months and six months ended July 29, 2006 was as follows:

	Three Months Ended	Six Months Ended
	July 29, 2006	July 29, 2006
Stock-based compensation by type of award:
Employee stock options and awards	$1,059,931	$2,077,587
Restricted stock units	274,525	549,050
Employee stock purchase plan	77,653	109,153

Total stock-based compensation expense	$1,412,109	$2,735,790
Tax effect on stock-based compensation expense	(401,742)	(777,202)

Net effect on net income	$1,010,367	$1,958,588

Effect on loss per share:
Basic and diluted	$(0.02)	$(0.04)

In the second quarter of fiscal 2006 and 2005, we recognized stock and equity awards compensation costs of $1,412,000 and $77,000, respectively. Of that amount, $187,000 was recorded as a component of cost of goods sold and the remainder was charged to selling, general and administrative expense in the second quarter of fiscal 2006. The entire amount in the second quarter of fiscal 2005 was charged to selling, general and administrative expense.

The application of SFAS 123R did not impact our cash position, but resulted in a change in presentation on our consolidated statements of cash flows. Previously, the tax benefit from the exercise of stock options was recorded as a component of operating activities. Subsequent to the adoption of SFAS 123R it is recorded as a component of cash flows from financing activities in the consolidated statements of cash flows.

The incremental stock-based compensation expense resulting from the adoption of SFAS 123R includes expense related to stock options granted prior to, but not yet vested as of January 29, 2006. As of July 29, 2006, we had $7.8 million of unrecognized expense related to non-vested stock-based compensation, which is expected to be recognized over a weighted average period of 3.16 years.

Calculation of Fair Value of Options

We use a Black-Scholes option valuation model to determine the fair value of stock-based compensation under SFAS 123R, consistent with that used by us previously for pro forma disclosures under SFAS 123. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is generally no less than the option vesting period and is based on our historical experience. Expected volatility is based upon the historical volatility of our stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s expected life. We use a dividend yield of zero in the Black-Scholes option valuation model, as we do not anticipate paying cash dividends in the foreseeable future.

The following weighted average assumptions were used for stock options granted during the three months and six months ended July 29, 2006 and July 30, 2005:

	Three Months Ended				Six Months Ended
	July 29, 2006		July 30, 2005		July 29, 2006		July 30, 2005
Risk free interest rate	5.00%		5.00%		5.00%		5.00%
Expected life	5.0	years	5.0	years	5.0	years	5.0	years
Expected volatility	48%		35%		48%		34%
Expected dividend yield	0.00%		0.00%		0.00%		0.00%

NOTE 3. Net (Loss) Earnings Per Share

We compute net (loss) earnings per share pursuant to SFAS No. 128 “Earnings Per Share.” Basic net (loss) earnings per share is computed based on the weighted average number of common shares outstanding for the period. Diluted net (loss) earnings per share is computed based on the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period.

A reconciliation of the numerator and denominator of basic (loss) earnings per share and diluted (loss) earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Basic (loss) earnings computation:
Numerator	$(905)	$893	$(2,313)	$5,892
Denominator:
Weighted average common shares outstanding:	44,180	45,065	44,122	44,907
Incremental shares from assumed conversion of options	—	1,181	—	1,300

Total shares	44,180	46,246	44,122	46,207

Basic (loss) earnings per share	$(0.02)	$0.02	$(0.05)	$0.13
Diluted (loss) earnings per share	$(0.02)	$0.02	$(0.05)	$0.13

The calculation of dilutive shares excludes the effect of the following options and restricted stock units that are considered anti-dilutive:

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Anti-dilutive options	4,740,913	2,575,031	4,652,426	2,239,539
Anti-dilutive restricted stock units	474,000	—	474,000	—

NOTE 4. Comprehensive (Loss) Income

Comprehensive (loss) income for the three months and six months ended July 29, 2006 and July 30, 2005 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Comprehensive (loss) Income
Net (loss) income	$(905)	$893	$(2,313)	$5,892
Unrealized income on marketable securities, net	3	29	4	13

Total comprehensive (loss) income	$(902)	$922	$(2,309)	$5,905

NOTE 5. Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million. The credit agreement will expire in August 2007 and we expect to renew the credit agreement under similar terms. Letters of credit are issued under the credit agreement, which are primarily used for inventory purchases. At July 29, 2006, there were letters of credit for $302,000 outstanding under the credit agreement. There were no letters of credit outstanding at January 28, 2006.

NOTE 6. Commitments and Contingencies

Litigation

On September 17, 2004, a former Torrid employee filed a lawsuit against us in the Superior Court of Los Angeles County, on behalf of a purported class. The lawsuit asserted claims for failure to provide adequate meal or rest breaks, improper payment of overtime wages, failure to timely pay wages at end of employment and unfair business practices. The lawsuit sought compensatory damages, statutory penalties, punitive damages, attorneys’ fees and injunctive relief. On October 21, 2004, we filed an answer denying the material allegations of the complaint. In June 2006, the court gave final approval to a settlement agreement between the plaintiff (on behalf of the purported class) and us. We accrued amounts to account for the settlement in fiscal 2005 following agreement on the settlement terms. No further activity is expected with respect to the case, and we do not expect any further costs or expenses associated with it.

In April 2006, a California resident filed a lawsuit against us in Superior Court of Los Angeles County, alleging that we violated California Civil Code Section 1747.08. That code section regulates when a retailer is permitted to take down certain customer information in connection with credit card transactions. The case is alleged as a class action. In May 2006, we answered the complaint and denied all liability.

We are involved in other matters of litigation that arise in the ordinary course of business. We do not currently believe that the cases referenced above, or any other litigation in which we are currently involved, will have a material adverse effect on our overall financial condition.

Indemnities, Commitments and Guarantees

During the ordinary course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of California. We have issued guarantees in the form of letters of credit as security for some merchandise shipments from overseas. There were letters of credit for $302,000 outstanding at July 29, 2006 and none outstanding at January 28, 2006. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated financial statements.

NOTE 7. Impact of Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) issued a proposed EITF No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” (“EITF No. 06-3”) The Task Force reached a tentative consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. We are currently evaluating the impact of adopting EITF No. 06-3 on our results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”), which is effective for fiscal years beginning after September 15, 2006. SFAS 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We do not expect the adoption of SFAS 156 to have a material impact on our financial condition, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial condition, results of operations or cash flows.

Additionally, during 2005 and 2006 the FASB Staff issued four FASB Staff Positions (“FSP”s) related to SFAS 123R, FSP FAS 123R-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R”, FSP FAS 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R”, FSP FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based

Payment Awards” and FSP FAS 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” Each of these FSPs have been considered and have been incorporated, to the extent necessary, into the adoption of SFAS 123R.

NOTE 8. Subsequent Event

Litigation

On August 7, 2006, Cheryl Axelson filed a purported shareholder derivative action for the benefit of Hot Topic, Inc. in the Los Angeles County Superior Court. The lawsuit names certain of our current and former executive officers and directors as individual defendants and us as a nominal defendant. The lawsuit asserts claims for breach of fiduciary duty and unjust enrichment in connection with the granting of certain stock options by us and seeks unspecified damages, disgorgement of the relevant stock options and any proceeds thereof, and other relief. We are reviewing the complaint and the claims raised and will make determinations with respect to the case as it proceeds; and though we cannot predict the outcome of the case, we believe the claims are without merit and intend to defend the case vigorously.

Deferred Compensation Plan

We have adopted the Hot Topic Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”), effective and commencing as of August 2006, for the purpose of providing highly compensated employees and the members of the Board of Directors with a program to meet their financial planning needs. The Deferred Compensation Plan provides the participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested. The plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, will be informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan. As such, all deferrals and associated earnings will be general unsecured obligations held as an asset within a “Rabbi Trust” on the company’s balance sheet.

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

OVERVIEW

We are a mall-based specialty retailer operating the Hot Topic and Torrid concepts. Hot Topic stores sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. Torrid stores sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of the second quarter of fiscal 2006 (July 29, 2006 in the 53-week fiscal year ending February 3, 2007), we operated 682 Hot Topic stores throughout the United States and Puerto Rico, and 127 Torrid stores. We also sell merchandise on two websites, http://www.hottopic.com and http://www.torrid.com, which reflect the Hot Topic and Torrid store concepts and carry merchandise similar to that sold in the respective stores. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

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

The following discussion of our results of operations, financial condition and liquidity, and other matters should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes related thereto.

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

RESULTS OF OPERATIONS

Three Months Ended July 29, 2006 Compared to the Three Months Ended July 30, 2005

The following table sets forth selected data from our income statement expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

For the three months ended:	July 29, 2006	July 30, 2005
Net sales	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	68.3	68.7

Gross margin	31.7	31.3
Selling, general and administrative expenses	32.8	30.5

Operating (loss) income	(1.1)	0.8
Interest income, net	0.2	0.2

(Loss) income before income tax (benefit) expense	(0.9)	1.0
Income tax (benefit) expense	(0.3)	0.4

Net (loss) income	(0.6)%	0.6%

Net sales increased $8.1 million, or 5.3%, to $160.3 million during the second quarter of fiscal 2006 from $152.2 million during the second quarter of fiscal 2005. The components of this $8.1 million increase in net sales are as follows:

Amount ($ millions)	Description
$7.0	Net sales from new Hot Topic stores opened since the second quarter of fiscal 2005 and Hot Topic stores not yet qualifying as comparable stores.
6.0	Net sales from new Torrid stores opened since the second quarter of fiscal 2005 and Torrid stores not yet qualifying as comparable stores.
2.3	Increase in Internet sales (hottopic.com and torrid.com).
(7.2)	5.5% decrease in comparable store net sales in the second quarter of fiscal 2006 compared to the prior year quarter.

$8.1	Total

At the end of the second quarter of fiscal 2006, 648 of our 809 stores (Hot Topic and Torrid) were included in the comparable store base, compared to 548 of our 728 stores (Hot Topic and Torrid) open at the end of the second quarter of fiscal 2005. Sales of Hot Topic division’s apparel and tee-shirts, as a percentage of total net sales, were 56% for the second quarter of fiscal 2006 compared to 55% for the second quarter of fiscal 2005. The increase of the apparel category in the product mix was driven by increased sales of women’s tops, partially offset by a decline in men’s fashion and novelty tops and men’s bottoms.

Gross margin increased $3.2 million, or 6.7%, to $50.8 million during the second quarter of fiscal 2006 from $47.6 million during the second quarter of fiscal 2005. As a percentage of net sales, gross margin increased to 31.7% during the second quarter of fiscal 2006 from 31.3% in the second quarter of fiscal 2005. The significant components of this 0.4% increase in gross margin as a percentage of net sales are as follows:

%	Description
1.0%	Increase in merchandise margin primarily due to higher initial markup, partially offset by slightly higher markdowns.
0.4	Decrease in distribution expenses primarily due to lower freight expenses to stores.
(0.1)	Increase in buying costs due to higher payroll expenses.
(0.1)	Increase in stock-based compensation.
(0.8)	Increase in store occupancy and depreciation expenses, primarily due to deleveraging store expenses over lower comparable store sales.

0.4%	Total

Selling, general and administrative expenses increased $6.0 million, or 12.9%, to $52.5 million during the second quarter of fiscal 2006 compared to $46.5 million during the second quarter of fiscal 2005. As a percentage of net sales, selling, general and administrative expenses increased to 32.8% in the second quarter of fiscal 2006 compared to 30.5% in the second quarter of fiscal 2005. The total dollar increase in selling, general and administrative expenses was primarily attributable to a 11.1% increase in the number of retail stores from 728 at the end of the second quarter of fiscal 2005 to 809 at the end of the second quarter of fiscal 2006 and the corresponding additional payroll and other expenses required to support these additional stores. The significant components of this 2.3% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
0.6%	Increase in store payroll expense due to deleveraging of wage rate increases relative to our decrease in comparable store sales.
0.4	Increase in other store expenses, primarily due to utilities and business licenses/taxes.
0.7	Increase in stock-based compensation expense.
0.4	Increase in marketing expenses primarily due to magazine and regional marketing for the Torrid marketing program, and promotional signage for Hot Topic.
0.3	Increase in other general and administrative expenses primarily due to deleveraging headquarters expenses for new support personnel, recruiting costs, and consulting fees for enhancements to computer systems.
0.3	Increase in depreciation and amortization primarily due to software costs for the IT data center expansion and merchandising financial systems.
(0.4)	Decrease in pre-opening expenses due to opening fewer stores in the second quarter of 2006 as compared to the second quarter in 2005.

2.3%	Total

Operating loss was $1.7 million in the second quarter of fiscal 2006, compared to operating income of $1.1 million during the second quarter of fiscal 2005. As a percentage of net sales, operating loss was 1.1% in the second quarter of fiscal 2006 compared to 0.8% operating income in the second quarter of fiscal 2005.

Net interest income remained the same at 0.2% for the second quarter of fiscal 2006 and fiscal 2005.

Income tax benefit was $0.6 million for the second quarter of fiscal 2006 compared to a $0.6 million expense for the second quarter of fiscal 2005. The effective tax rate was 38.3% for the second quarter of fiscal 2006 and 2005.

Six Months Ended July 29, 2006 Compared to the Six Months Ended July 30, 2005

The following table sets forth selected data from our income statement expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

For the six months ended:	July 29, 2006	July 30, 2005
Net sales	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	68.5	67.3

Gross margin	31.5	32.7
Selling, general and administrative expenses	32.9	29.8

Operating (loss) income	(1.4)	2.9
Interest income, net	0.2	0.2

(Loss) income before income tax (benefit) expense	(1.2)	3.1
Income tax (benefit) expense	(0.5)	1.2

Net (loss) income	(0.7)%	1.9%

Net sales increased $12.4 million, or 4.1%, to $314.4 million during the first six months of fiscal 2006 from $302.0 million during the first six months of fiscal 2005. The components of this $12.4 million increase in net sales are as follows:

Amount ($ millions)	Description
$15.5	Net sales from new Hot Topic stores opened since the second quarter of fiscal 2005 and Hot Topic stores not yet qualifying as comparable stores.
13.4	Net sales from new Torrid stores opened since the second quarter of fiscal 2005 and Torrid stores not yet qualifying as comparable stores.
4.1	Increase in Internet sales (hottopic.com and torrid.com).
(0.5)	Net sales from 19 expanded or relocated Hot Topic and Torrid stores.
(20.1)	7.6% decrease in comparable store net sales in the first six months of fiscal 2006 compared to the prior year quarter.

$12.4	Total

Sales of Hot Topic division’s apparel and tee-shirts, as a percentage of total net sales for the division, were 56% for the first six months of fiscal 2006 compared to 55% for the first six months of fiscal 2005. The increase of the apparel category in the product mix was driven by increased sales of women’s tops, partially offset by a decline in men’s fashion and novelty tops and men’s bottoms.

Gross margin increased $0.3 million, or 0.3%, to $99.1 million during the first six months of fiscal 2006 from $98.8 million during the first six months of fiscal 2005. As a percentage of net sales, gross margin decreased to 31.5% during the first six months of fiscal 2006 from 32.7% in the first six months of fiscal 2005. The significant components of this 1.2% decrease in gross margin as a percentage of net sales are as follows:

%	Description
0.2%	Increase in merchandise margin primarily due to higher initial markup, partially offset by slightly higher markdowns.
0.1	Decrease in distribution expenses primarily due to lower freight expenses to stores.
(0.2)	Increase in buying costs due to higher payroll expenses.
(0.1)	Increase in stock-based compensation.
(1.2)	Increase in store occupancy and depreciation expenses, primarily due to deleveraging store expenses over lower comparable store sales.

(1.2)%	Total

Selling, general and administrative expenses increased $13.6 million, or 15.1%, to $103.5 million during the first six months of fiscal 2006 compared to $89.9 million during the first six months of fiscal 2005. As a percentage of net sales, selling, general and administrative expenses increased to 32.9% in the first six months of fiscal 2006 compared to 29.8% in the first six months of fiscal 2005. The total dollar increase in selling, general and administrative expenses was primarily attributable to a 11.1% increase in the number of retail stores from 728 at the end of the first six months of fiscal 2005 to 809 at the end of the first six months of fiscal 2006 and the corresponding additional payroll and other expenses required to support these additional stores. The significant components of this 3.1% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
1.0%	Increase in store payroll expense due to deleveraging of wage rate increases relative to our decrease in comparable store sales.
0.7	Increase in stock-based compensation.
0.6	Increase in other store expenses, primarily due to utilities and business licenses/taxes.
0.5	Increase in marketing expenses primarily due to magazine and regional marketing for the Torrid marketing program, and promotional signage for Hot Topic.
0.3	Increase in other general and administrative expenses primarily due to deleveraging headquarters expenses for new support personnel, recruiting costs, and consulting fees for enhancements to computer systems.
0.3	Increase in depreciation and amortization primarily due to software costs for the IT Data Center expansion.
(0.3)	Decrease in pre-opening expenses due to opening fewer stores in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005.

3.1%	Total

Operating loss was $4.4 million the first six months of fiscal 2006, compared to operating income of $8.9 million during the first six months of fiscal 2005. As a percentage of net sales, operating loss was 1.4% in the first six months of fiscal 2006 compared to 2.9% operating income in the first six months of fiscal 2005.

Net interest income remained the same at 0.2% for the first six months of fiscal 2006 and fiscal 2005.

Income tax benefit was $1.4 million for the first six months of fiscal 2006 compared to a $3.7 million expense for the first six months of fiscal 2005. The effective tax rate was 38.3% for the first six months of fiscal 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

Historically and during the first six months of fiscal 2006, our primary uses of cash have been to finance store openings and purchase merchandise inventories. We have also made periodic repurchases of our common shares. In recent years, we have satisfied our cash requirements principally from cash flows from operations, and to a lesser extent, proceeds from the exercise of stock options. We also maintain a $5.0 million unsecured credit agreement for issuing letters of credit, primarily for inventory purchases. There were letters of credit for $302,000 outstanding at July 29, 2006 under the credit agreement. There were no letters of credit outstanding at January 28, 2006.

Cash flows provided by operating activities were $1.9 million in the first six months of fiscal 2006 compared to $10.9 million provided by operating activities in the first six months of fiscal 2005. The decrease of $9.0 million in cash flows from operating activities in the first six months of fiscal 2006 compared to the first six months of fiscal 2005 resulted primarily from net a loss of $2.3 million versus net income of $5.9 million during these six month periods, a reduction in accrued liabilities and deferred rent, an increase in inventory and deferred taxes and a reclassification of tax benefit from stock options exercised out of operating into financing activities, offset by an increase in prepaid expenses and other current assets, depreciation expense, stock-based compensation expense, accounts payable and income taxes payable.

Cash flows used in investing activities were $11.4 million in the first six months of fiscal 2006 compared to $21.6 million used in investing activities in the first six months of fiscal 2005. The $10.3 million decrease in net cash used in investing activities is due to a $17.4 million decrease in the proceeds from the sale of short-term investments (net of purchases), offset by a $27.7 million decrease in purchases of property and equipment primarily to support store openings and for hardware and software systems.

Cash flows provided by financing activities were $2.1 million in the first six months of fiscal 2006 compared to cash flows provided by financing activities of $5.9 million in the first six months of fiscal 2005. The $3.8 million decrease in cash flows from financing activities is principally the result of a $3.7 million decrease in the proceeds from exercise of stock options offset by the $0.2 million reclassification of tax benefit from stock options exercised out of operating into financing activities.

The following table summarizes our contractual obligations as of July 29, 2006, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period ($ in thousands)
Contractual obligations	Total	Within 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating leases	$361,028	$53,830	$103,610	$91,585	$112,003
Purchase obligations	$69,939	69,939	—	—	—
Letters of credit and other obligations	$1,280	1,280	—	—	—

Total contractual obligations	$432,247	$125,049	$103,610	$91,585	$112,003

We expect capital expenditures for fiscal 2006 to be approximately $37 to $40 million, which will relate primarily to opening approximately 45 new stores. The remainder of the expenditures will primarily be for improvements to our information technology and corporate infrastructure. We believe our current cash balances and cash generated from operations will be sufficient to fund our operations and planned expansion through at least the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Valuation of long-lived assets: We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. If we were to determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on a projected discounted cash flow method using a discount rate determined by management. During the second quarter, we had no impairment charge for long-lived assets. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges.

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

Vendor Allowances: We receive certain allowances from our vendors primarily related to damaged merchandise or markdown allowances. Allowances received from vendors related to damaged merchandise are reflected as a reduction of inventory in the period they are received and allocated to cost of sales during the period in which the items are sold. Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received.

Stock-Based Payments: We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized over the requisite service periods of the awards. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life, price volatility of the underlying stock, risk free interest rate and expected dividend rate. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

In accordance with SFAS 123R, we recognize tax benefit upon expensing certain stock-based awards associated with our stock-based compensation plans, including nonqualified stock options and restricted stock unit awards. However, under current accounting standards we cannot recognize tax benefit currently for those stock-based compensation expenses associated with incentive stock options (also known as qualified stock options) and employee stock purchase plan rights. For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital.

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

On September 17, 2004, a former Torrid employee filed a lawsuit against us in the Superior Court of Los Angeles County, on behalf of a purported class. The lawsuit asserted claims for failure to provide adequate meal or rest breaks, improper payment of overtime wages, failure to timely pay wages at end of employment and unfair business practices. The lawsuit sought compensatory damages, statutory penalties, punitive damages, attorneys’ fees and injunctive relief. On October 21, 2004, we filed an answer denying the material allegations of the complaint. In June 2006, the court gave final approval to a settlement agreement between the plaintiff (on behalf of the purported class) and us. We accrued amounts to account for the settlement in fiscal 2005 following agreement on the settlement terms. No further activity is expected with respect to the case, and we do not expect any further costs or expenses associated with it.

In April 2006, a California resident filed a lawsuit against us in Superior Court of Los Angeles County, alleging that we violated California Civil Code Section 1747.08. That code section regulates when a retailer is permitted to take down certain customer information in connection with credit card transactions. The case is alleged as a class action. In May 2006, we answered the complaint and denied all liability.

On August 7, 2006, Cheryl Axelson filed a purported shareholder derivative action for the benefit of Hot Topic, Inc. in the Los Angeles County Superior Court. The lawsuit names certain of our current and former executive officers and directors as individual defendants and us as a nominal defendant. The lawsuit asserts claims for breach of fiduciary duty and unjust enrichment in connection with the granting of certain stock options by us and seeks unspecified damages, disgorgement of the relevant stock options and any proceeds thereof, and other relief. We are reviewing the complaint and the claims raised and will make determinations with respect to the case as it proceeds; and though we cannot predict the outcome of the case, we believe the claims are without merit and intend to defend the case vigorously.

We are involved in other matters of litigation that arise in the ordinary course of business. We do not currently believe that the cases referenced above, or any other litigation in which we are currently involved, will have a material adverse effect on our overall financial condition.

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

Our net sales have grown appreciably during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, the introduction of new products. Of our 809 stores opened as of July 29, 2006, 84 had been open for less than one full year. We intend to continue to pursue a growth strategy for the foreseeable future, and our future operating results will depend largely upon our ability to open and operate stores successfully and to profitably manage a larger business. We currently anticipate opening approximately 45 stores, consisting of 35 Hot Topic and 10 Torrid stores, during fiscal 2006, further increasing the number of stores we operate. As of July 29, 2006, 21 of those new Hot Topic stores were open and seven Torrid stores were open. Operation of a greater number of new stores and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by us in our existing stores and markets. In addition, as the number of stores increases, we may face risks associated with market saturation of our products and concepts. There can be no assurance that our expansion will not adversely affect the individual financial performance of our existing stores or our overall results of operations, or that new stores will achieve sales and profitability levels consistent with existing stores. Further, there can be no assurance that we will successfully achieve our expansion targets or, if achieved, that planned expansion will result in profitable operations.

This growth strategy requires improving our operations, and we may not be able to do this sufficiently to effectively prevent negative impact on our business and financial results.

In order to manage our planned expansion, among other things, we will need to locate suitable store sites, negotiate acceptable lease terms, obtain or maintain adequate capital resources on acceptable terms, source sufficient levels of inventory, hire and train store managers and sales associates, integrate new stores into our existing operations, and maintain adequate distribution center space and information technology and other operations systems. Our opening of a second distribution center in Tennessee in 2005 was designed to address some of our growth challenges, but achieving and maintaining operating efficiencies in multiple distribution centers is subject to numerous risks and uncertainties.

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

A variety of factors affects our comparable store sales including, among others, the timing of new music releases and music/pop culture-related products; music and fashion trends; the general retail sales environment and the effect of the overall economic environment; our ability to efficiently source and distribute products; changes in our merchandise mix; ability to attain exclusivity and certain pop-culture related licenses; competition from other retailers; opening of new stores in existing markets and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that such fluctuations will continue. Our comparable store sales results were (9.6)% and (5.5)% for the first and second quarters of fiscal 2006, respectively, and the following table shows our comparable store sales results for other recent periods:

Fiscal Year	2005	2004	2003	2002
Total Year	(3.4)%	(2.9)%	7.4%	5.0%

1st Quarter	0.9%	4.0%	2.6%	(0.5)%
2nd Quarter	(3.5)%	(2.1)%	5.2%	0.6%
3rd Quarter	(6.2)%	(4.2)%	10.8%	6.3%
4th Quarter	(3.8)%	(6.0)%	8.5%	9.7%

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

In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of our business more expensive or require us to change the way we do business. For example, changes in federal and state minimum wage laws could raise the wage requirements for certain of our associates, which would likely cause us to reexamine our entire wage structure for stores. Other laws related to employee benefits and treatment of employees, and privacy, could also negatively impact us such as by increasing benefits costs like medical expenses and record retention costs. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws.

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

Over the past several years, we have made improvements to existing hardware and software systems, as well as implemented new systems. For example, we have invested millions of dollars to enhance the functionality of our current GERS software and to implement new financial and human resources systems software from Lawson Software. In addition, we invested significant amounts in the implementation of a new warehouse management software system, a new Internet order management software system, and a new customer loyalty software system. We expect to significantly increase our reliance on these systems throughout fiscal 2006. If these information systems and software do not work effectively, we may experience delays or failures in our operations. These delays or failures could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. To manage growth of our operations and personnel, we will need to continue to improve our operational and financial systems, transaction processing, and procedures and controls, and in doing so, we could incur substantial additional expenses.

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

Decreased effectiveness of stock-based compensation could adversely affect our ability to attract and retain employees.

We have historically used stock options as a component of our total employee compensation program in order to align employees’ interests with the interests of our shareholders, encourage employee retention, and provide competitive compensation and benefit packages. In recent periods, our outstanding employee stock options have had exercise prices in excess of Hot Topic’s stock price, which reduces their value to employees and could affect our ability to retain present, or attract prospective employees. There are other forms of stock-based compensation available to us, but these are similarly less attractive when a company’s stock price is declining. In addition, in accordance with SFAS 123R, we began recording expenses for stock-based payments, including stock options, in the first quarter of fiscal 2006. As a result, we now incur increased compensation costs associated with our stock-based compensation programs. Moreover, difficulties relating to obtaining shareholder approval of equity compensation plans and additional shares authorized for issuance thereunder could make it harder or more expensive for us to grant stock-based payments to employees in the future. Like other companies, we review our equity compensation strategy in light of regulatory and competitive environments, and we may decide to reduce the total number of options granted, or the form of stock awards, to employees, or reduce the number of employees who receive stock-based payments. Due to any change in our stock-based compensation strategy, we may find it more difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

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

The retail apparel and accessory industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified associates and management personnel. Our Hot Topic stores currently compete with street alternative stores located primarily in metropolitan areas; with other mall-based teenage-focused retailers and their subsidiaries such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Anchor Blue, Charlotte Russe Inc., Claire’s Stores, Inc., Forever 21, Pacific Sunwear of California, Inc., Spencer Gifts, Inc., H&M, The Buckle, Wet Seal, Inc., Urban Outfitters, Inc., and Zumiez, Inc.; and, to a lesser extent, with music stores and mail order catalogs and websites. Torrid has additional competitors, such as Alloy, Inc., Charming Shoppes, Inc., Deb Shops, Delia’s Corp., Old Navy (a division of Gap Inc.), and plus-size departments in department stores and discount stores as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid products. Some of our competitors are larger and may have greater financial, marketing and other resources. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices. Increased competition could have a material adverse effect on our business, results of operations and financial condition.

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

Our common stock is quoted on the Nasdaq National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could adversely affect our stock price without regard to our financial performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and comparable store sales; announcements by other apparel, accessory and gift item retailers; the trading volume of our stock; changes in estimates of our performance by securities analysts; litigation; overall economic and political conditions; the condition of the financial markets; and other events or factors outside of our control could cause our stock price to fluctuate substantially.

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

Recently effective accounting regulation changes require that all publicly traded companies record compensation expense related to stock options (and other equity awards). Accordingly, we now include compensation expense related to stock options and certain other equity awards in our reported earnings in our financial statements. Our reported earnings have been negatively impacted by this new requirement of recording stock-based compensation expense, and our stock price could go down or fluctuate in the future as the amount and extent of these expenses may fluctuate from quarter to quarter, as they are recognized.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company (the “Annual Meeting”) was held on June 13, 2006 in the City of Industry, California. The Company had 44,153,594 shares of common stock outstanding as of the close of business on April 20, 2006, the record date for the Annual Meeting.

Proposal 1 – Each of the candidates listed below was duly elected to the Board of Directors at the Annual Meeting by the tally indicated.

Candidate	Votes in Favor	Votes Withheld
Cynthia Cohen	38,354,311	4,243,577
Corrado Federico	37,532,530	5,065,358
W. Scott Hedrick	37,415,269	5,182,619
Kathleen Mason	28,423,156	14,174,732
Elizabeth McLaughlin	42,129,844	468,044
Bruce Quinnell	42,147,281	450,607
Andrew Schuon	42,147,218	450,670

Proposal 2 – Approval of 2006 Equity Incentive Plan was ratified by the tally indicated.

Votes in Favor	Votes Against	Votes Abstained
28,542,661	9,123,542	322,253

Proposal 3 – The selection of Ernst & Young LLP as Independent Registered Public Accounting Firm of the Company for its fiscal year ending February 3, 2007 was ratified by the tally indicated.

Votes in Favor	Votes Against	Votes Abstained
47,476,159	1,113,124	8,605

Item 6.	Exhibits and Reports

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws, as amended. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen stock certificate. (1)

10.1	Hot Topic, Inc. 2006 Equity Incentive Plan. (3)

10.2	Form of Incentive Stock Option Agreement under the Hot Topic, Inc. 2006 Equity Incentive Plan. (3)

10.3	Form of Non-statutory Stock Option Agreement under the Hot Topic, Inc. 2006 Equity Incentive Plan. (3)

10.4	Hot Topic, Inc. Deferred Compensation Plan. (4)

10.5	Union Bank of California Trust Agreement. (4)

31.1	Certification, dated August 22, 2006, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated August 22, 2006, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated August 22, 2006, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Current Report of From 8-K filed with the Commission on June 13, 2006 and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Current Report of From 8-K filed with the Commission on July 6, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc. (Registrant)

Date: August 22, 2006	/s/ Elizabeth McLaughlin
Elizabeth McLaughlin
Chief Executive Officer (Principal Executive Officer)

Date: August 22, 2006	/s/ James McGinty
James McGinty
Chief Financial Officer (Principal Financial And Accounting Officer)

Exhibit Index

Exhibit No.	Document

31.1	Certification, dated August 22, 2006, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated August 22, 2006, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated August 22, 2006, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).