Form 10-Q
period 2006-10-28
HOT TOPIC INC /CA/
filed 2006-11-21
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 20, 2006 – 44,198,357 shares of common stock, no par value.

HOT TOPIC, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Hot Topic, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	October 28, 2006	January 28, 2006
Assets
Current assets:
Cash and cash equivalents	$18,985	$9,673
Short-term investments	18,719	28,001
Inventory	102,030	71,160
Prepaid expenses and other	7,007	16,781
Deferred tax assets	2,725	2,487

Total current assets	149,466	128,102

Property and equipment, net	173,457	171,089
Deposits and other	387	244

Total assets	$323,310	$299,435

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$33,027	$18,122
Accrued liabilities	34,962	33,569
Income taxes payable	1,870	5,788

Total current liabilities	69,859	57,479

Deferred rent	41,411	39,941
Deferred tax liability	175	954
Deferred compensation liability	139	—

Commitments and contingencies

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, no par value; 150,000,000 shares authorized;
44,194,857 and 43,976,536 shares issued and outstanding at October 28, 2006 and January 28, 2006, respectively	106,228	100,328
Retained earnings	105,505	100,746
Accumulated other comprehensive loss	(7)	(13)

Total shareholders’ equity	211,726	201,061

Total liabilities and shareholders’ equity	$323,310	$299,435

See notes to condensed consolidated financial statements.

Hot Topic, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales	$196,669	$192,747	$511,058	$494,743
Cost of goods sold, including buying, distribution and occupancy costs	128,271	129,271	343,566	332,479

Gross margin	68,398	63,476	167,492	162,264

Selling, general and administrative expenses	56,904	54,043	160,388	143,942

Income from operations	11,494	9,433	7,104	18,322

Interest income, net	277	180	919	840

Income before income taxes	11,771	9,613	8,023	19,162

Provision for income taxes	4,701	3,682	3,265	7,339

Net income	$7,070	$5,931	$4,758	$11,823

Earnings per share:
Basic	$0.16	$0.13	$0.11	$0.26

Diluted	$0.16	$0.13	$0.11	$0.26

Shares used in computing earnings per share:
Basic	44,207	45,108	44,150	44,978
Diluted	44,735	45,738	44,744	46,064

See notes to condensed consolidated financial statements.

Hot Topic, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	October 28, 2006	October 29, 2005
OPERATING ACTIVITIES
Net income	$4,758	$11,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,398	23,526
Stock-based compensation	3,685	116
Tax benefit from exercise of stock options	—	2,822
Loss on disposal of fixed assets	271	264
Impairment of long-lived assets	562	—
Deferred taxes	(1,017)	(82)
Gift card breakage	(432)	—
Changes in operating assets and liabilities:
Inventory	(30,870)	(35,923)
Prepaid expenses and other current assets	9,530	(6,868)
Deposits and other assets	(4)	(5)
Accounts payable	14,905	11,267
Accrued liabilities	2,125	7,814
Deferred rent	1,470	8,397
Income taxes payable	(3,918)	(8,887)

Net cash provided by operating activities	29,463	14,264

INVESTING ACTIVITIES
Purchases of property and equipment	(31,522)	(61,101)
Proceeds from sale of short-term investments	48,165	101,573
Purchases of short-term investments	(38,876)	(54,400)

Net cash used in investing activities	(22,233)	(13,928)

FINANCING ACTIVITIES
Payments on capital lease obligations	(262)	—
Excess tax benefit from stock-based compensation	168	—
Proceeds from employee stock purchases and exercise of stock options	2,176	6,722
Repurchase of common stock	—	(6,392)

Net cash provided by financing activities	2,082	330

Decrease in cash and cash equivalents	9,312	666
Cash and cash equivalents at beginning of year	9,673	5,248

Cash and cash equivalents at end of period	$18,985	$5,914

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$13	$29

Cash paid during the period for income taxes	$8,904	$13,775

See notes to condensed consolidated financial statements.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Organization and Basis of Presentation

We are a mall-based specialty retailer operating the Hot Topic and Torrid concepts. Hot Topic stores sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. Torrid stores sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of the third quarter of fiscal 2006 (October 28, 2006 in the 53-week fiscal year ending February 3, 2007), we operated 693 Hot Topic stores throughout the United States and Puerto Rico and 129 Torrid stores. We also sell merchandise on two websites, www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and carry merchandise similar to that sold in the respective stores. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

The information set forth in these financial statements is unaudited except for the January 28, 2006 Consolidated Balance Sheet. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments, consisting only of normal recurring entries, necessary for a fair presentation have been included. The results of operations for the nine months ended October 28, 2006 are not necessarily indicative of the results that may be expected for the year ending February 3, 2007.

NOTE 2. Stock-Based Compensation

Stock Plan Activity

Under our 1996 Equity Incentive Plan, we granted stock options, stock bonuses, and other awards to our employees, directors, and consultants as deemed appropriate by the Board of Directors (the “Board”). On June 14, 2006, the 1996 Equity Incentive Plan expired and was replaced with the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan was approved by the Board on March 17, 2006 and by our shareholders on June 13, 2006. Upon expiration of the 1996 Equity Incentive Plan, 1,268,265 shares out of an aggregate of 18,300,000 shares of common stock that were available for grant remained unissued.

The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board. Both incentive and non-statutory stock options granted by us under the 2006 Plan must carry an exercise price of at least 100% of the fair market value of the stock on the date of grant. Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 10 years. In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) the number of unallocated shares of common stock remaining available for issuance under the 1996 Incentive plan as of June 13, 2006, (b) an additional 2,350,000 shares and (c) the number of shares subject to stock awards as of June 13, 2006 under the 1996 Incentive Plan pursuant to the terms of the 1996 Incentive Plan. As of October 28, 2006, 3,241,863 shares were available for future grants. All awards to date under the 2006 Plan have been granted to employees of the company and none have been granted to consultants.

In March 2006, we granted restricted stock “unit” awards under the 1996 Equity Incentive Plan to certain members of our management. None of these awards have vested and no shares have been issued pursuant to the grants. These awards provide for the issuance of up to 474,000 shares of our common stock, with vesting and issuance contingent upon achieving performance goals for fiscal 2008 based upon operating income for the company for that fiscal year; and prior to vesting (or termination without vesting), the “units” will constitute an agreement by us to issue shares to the extent performance goals are ultimately met. The market value of our common stock as of the grant date of these restricted stock “unit” awards was $13.90. Compensation expense for these awards will be recorded over the three-year term of the award, based on the market value as of the grant date, with actual amounts expensed dependent upon the likelihood from period to period of vesting of such awards at the end of fiscal 2008. As of October 28, 2006, it is our best estimate that 25% of these awards, or 118,500 out of a possible 474,000, will be earned and vest at the end of the three-year term. This new estimate is 50% of our previous best estimate in the first and second quarters of fiscal 2006. We have accounted for the change in estimate by applying the change retroactively and recognizing the cumulative effect, a $137,000 offset to compensation expense, in the third quarter. In aggregate, we have recognized $412,000 as compensation expense during the nine months ended October 28, 2006 for these restricted stock unit awards.

Under our 1996 Non-Employee Directors’ Stock Option Plan, we may grant and have granted stock options and other awards to non-employee directors. The exercise price of options granted under this plan shall be determined by the Board at the date of grant and shall not be lower than (i) 100% of the fair market value of our common stock on the date of grant for incentive stock options, (ii) 85% of the fair market value of our common stock on the date of grant for non-statutory stock options, and (iii) 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock. Unless the Board declares otherwise, options vest over four years and generally expire ten years from the date of grant. An aggregate of 720,000 shares of common stock may be issued pursuant to this plan. As of October 28, 2006, 23,264 shares were available for future grants. No options under this plan have been granted to consultants.

In June 2006, we granted 11,842 shares of restricted common stock to non-employee directors under the 1996 Equity Incentive Plan, and we made additional restricted stock grants to non-employee directors in fiscal 2005 and 2004. Restricted shares generally vest in the year subsequent to the grant year. All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board of Directors. The value of these grants is expensed over the vesting period. During the nine months ended October 28, 2006, $116,000, of which $52,000 relates to fiscal 2005 grants, has been expensed. During fiscal 2005, non-employee directors were granted 7,496 shares of restricted stock and $155,000, of which $52,000 related to fiscal 2004 grants, was expensed.

In June 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees. All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan. Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 15% discount on shares purchased under the Stock Purchase Plan. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings occur every six months commencing January 1, 1997. At October 28, 2006, 1,107,792 shares could still be sold to employees under the plan. Compensation expense for the three months and nine months ended October 28, 2006 was $45,000 and $154,000, respectively, to account for the fair value of the rights granted to participants under the plan at the beginning of the then-current offering.

The following table summarizes stock options outstanding as of October 28, 2006, as well as activity through the third quarter then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 28, 2006	5,755,313	$16.27

Granted	990,296	$13.67
Exercised	(181,223)	$9.80
Forfeited or expired	(658,816)	$20.11

Outstanding at October 28, 2006	5,905,570	$15.59	6.70	$12,366,498

Exercisable at October 28, 2006	4,643,802	$16.03	6.06	$11,101,110

The weighted average fair value of stock options estimated on the date of each grant during the three months and nine months ended October 28, 2006 and October 29, 2005 is provided in the following table:

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Weighted average fair value at grant date	$5.14	$6.11	$6.17	$8.06

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three months and nine months ended October 28, 2006 and October 29, 2005 are provided in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Proceeds from stock options exercised	$6	$254	$1,776	$5,788
Tax benefit related to stock options exercised	$0	$222	$168	$2,822
Intrinsic value of stock options exercised	$1	$593	$439	$7,537

Accounting for Stock-Based Compensation Expense

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

Prior to fiscal 2006, we determined stock based compensation expense using the intrinsic value method of APB 25 and we provided the disclosures required by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” The following table provides the pro forma effects on our net income and earnings per share for the three months and nine months ended October 29, 2005 as if the fair value recognition provisions of SFAS 123R had been applied (in thousands, except per share amounts):

	Three Months Ended October 29, 2005	Nine Months Ended October 29, 2005
Net income
As reported	$5,931	$11,823
Add: Stock-based compensation expense included in reported net income, net of related tax effects	24	72
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(1,137)	(3,435)

Net income	$4,818	$8,460

Basic earnings per share:
As reported	$0.13	$0.26
Pro forma	$0.11	$0.19
Diluted earnings per share:
As reported	$0.13	$0.26
Pro forma	$0.11	$0.18

The effect of recording stock-based compensation for the three months and nine months ended October 28, 2006 was as follows:

	Three Months Ended October 28, 2006	Nine Months Ended October 28, 2006
Stock-based compensation by type of award:
Employee stock options and awards	$1,041,582	$3,119,169
Restricted stock units	(137,263)	411,787
Employee stock purchase plan	44,591	153,744

Total stock-based compensation expense	$948,910	$3,684,700
Tax effect on stock-based compensation expense	(275,508)	(1,052,710)

Net effect on net income	$673,402	$2,631,990

Effect on earnings per share:
Basic and diluted	$(0.02)	$(0.06)

In the three months ended October 28, 2006 and October 29, 2005, we recognized stock and equity awards compensation costs of $949,000 and $39,000, respectively. For the three month period ended October 28, 2006, $172,000 was recorded as a component of cost of goods sold and the remainder was charged to selling, general and administrative expense. In the nine months ended October 28, 2006 and October 29, 2005, we recognized stock and equity awards compensation costs of $3.7 million and $116,000, respectively. For the nine month period ended October 28, 2006, $540,000 was recorded as a component of cost of goods sold and the remainder was charged to selling, general and administrative expense. The entire amount was charged to selling, general and administrative expense in the three months and nine months ended October 29, 2005.

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

The incremental stock-based compensation expense resulting from the adoption of SFAS 123R includes expense related to stock options granted prior to, but not yet vested as of January 29, 2006. As of October 28, 2006, we had $7.0 million of unrecognized expense related to non-vested stock-based compensation, which is expected to be recognized over a weighted average period of 3.06 years.

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

The following weighted average assumptions were used for stock options granted during the three months and nine months ended October 28, 2006 and October 29, 2005:

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Risk free interest rate	5.00%	5.00%	5.00%	5.00%
Expected life	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility	47%	39%	48%	36%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

NOTE 3. Earnings Per Share

We compute earnings per share pursuant to SFAS No. 128 “Earnings Per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period.

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Basic earnings computation:
Numerator	$7,070	$5,931	$4,758	$11,823

Denominator:
Weighted average common shares outstanding:	44,207	45,108	44,150	44,978
Incremental shares from assumed conversion of options	529	630	594	1,086

Total shares	44,735	45,738	44,744	46,064

Basic earnings per share	$0.16	$0.13	$0.11	$0.26
Diluted earnings per share	$0.16	$0.13	$0.11	$0.26

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Anti-dilutive options	4,628,310	4,420,806	4,648,333	2,803,595

The calculation of dilutive shares also excludes the 474,000 restricted stock unit awards granted to certain members of our management in March 2006, as they are contingent upon achieving certain fiscal 2008 performance goals.

NOTE 4. Comprehensive Income

Comprehensive income for the three months and nine months ended October 28, 2006 and October 29, 2005 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Comprehensive Income
Net income	$7,070	$5,931	$4,758	$11,823
Unrealized (loss) gain on marketable securities, net	(3)	70	(7)	83

Total comprehensive income	$7,067	$6,001	$4,751	$11,906

NOTE 5. Deferred Compensation Plan

In August 2006, we adopted the Hot Topic Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”) for the purpose of providing highly compensated employees and members of our Board of Directors a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan. As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held as an asset within a ‘rabbi trust’ on our consolidated balance sheets. We do not currently contribute to the plan. As of October 28, 2006, assets and associated liabilities of the Deferred Compensation Plan were $139,000 and $139,000, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheets.

NOTE 6. Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. If we were to determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment would be measured based on a projected discounted cash flow method using a discount rate determined by management.

In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges. Based on our review at October 28, 2006, we recorded an impairment charge of $562,000, which is included in selling, general and administrative expenses for the quarter in our consolidated statements of operations. No impairment charges were recorded during the nine months ended October 29, 2005.

NOTE 7. Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million. The credit agreement will expire in August 2007 and we expect to renew the credit agreement under similar terms. Letters of credit are issued under the credit agreement, which are primarily used for inventory purchases. At October 28, 2006, there were letters of credit for $449,000 outstanding under the credit agreement. There were no letters of credit outstanding at January 28, 2006.

NOTE 8. Commitments and Contingencies

Litigation

In April 2006, a California resident filed a lawsuit against us in Superior Court of Los Angeles County, alleging that we violated California Civil Code Section 1747.08. That code section regulates when a retailer is permitted to obtain certain customer information in connection with credit card transactions. The case is alleged as a class action. In May 2006, we answered the complaint and denied all liability. In October 2006, the court gave preliminary approval to a settlement agreement between the plaintiff (on behalf of the purported class) and us, which agreement we entered into as opposed to incurring additional legal fees defending the claims. The settlement agreement sets forth our position that complete defenses to the claims exist. Further, there was no admission of liability and no finding of violation of law. Under the settlement agreement, if final approval is received, we would pay an estimated aggregate of approximately $250,000 to cover certain attorneys’ fees and claims administration costs; and we would provide class members who opt in to the settlement class a coupon to receive 20% off on a single purchase of up to $100 in our Hot Topic or Torrid stores. We accrued amounts to account for the settlement during our third quarter following agreement on the settlement terms. Final approval of the settlement is expected around the end of the fourth quarter of fiscal 2006, though there is some likelihood the judge will not grant final approval, in which case we would continue defense of the claims and continue to assess our position.

On August 7, 2006, Cheryl Axelson filed a purported shareholder derivative action for the benefit of Hot Topic, Inc. in the Los Angeles County Superior Court. The lawsuit names certain of our current and former executive officers and directors as individual defendants and us as a nominal defendant. The lawsuit asserts claims for breach of fiduciary duty and unjust enrichment in connection with the granting of certain stock options by us and seeks unspecified damages, disgorgement of the relevant stock options and any proceeds thereof, and other relief. On September 12, 2006, Jane Daily, who is represented by the same law firms as Ms. Axelson, filed a substantially similar action, though two of our directors named in the Axelson complaint were not named in the Daily complaint, and the Daily complaint included an additional cause of action relating to a California insider trading statute. In October 2006, the court ordered consolidation of the two cases, and ordered plaintiffs’ attorneys to file a revised, consolidated complaint. Plaintiffs have until approximately December 11, 2006 to make such a filing, at which time we would have 45 days to respond. We will make determinations with respect to the consolidated case as it proceeds; and though we cannot predict the outcome of the case, we believe the claims are without merit and intend to defend the case vigorously.

We are involved in other matters of litigation that arise in the ordinary course of business. We do not currently believe that the cases referenced above, or any other litigation in which we are currently involved, will have a material adverse effect on our overall financial condition.

Indemnities, Commitments and Guarantees

During the ordinary course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of California. We have issued guarantees in the form of letters of credit as security for some merchandise shipments from overseas. There were letters of credit for $449,000 outstanding at October 28, 2006 and none outstanding at January 28, 2006. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated financial statements.

NOTE 9. Impact of Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) issued a proposed EITF No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF No. 06-3”). The Task Force reached a tentative consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. We are currently evaluating the impact of adopting EITF No. 06-3 on our results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 will be effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption may have on our financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 will be effective for fiscal years ending on or after November 15, 2006, with early application encouraged. We do not expect that SAB 108 will have a material impact on our financial condition, results of operations or cash flows.

In September 2006, the EITF reached a final consensus on Issue No. 06-5, “Accounting for Purchase of Life Insurance—Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 requires that the cash surrender value and any amounts provided by the contractual terms of an insurance policy that are realizable at the balance sheet date be considered in determining the amount that could be realized under Technical Bulletin No. 85-4. The provisions of EITF 06-5 will be effective for fiscal years beginning after December 15, 2006 and are to be applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We do not expect the adoption of EITF 06-5 to have a material impact on our financial condition, results of operations or cash flows.

In October 2006, the FASB issued FASB Staff Position No. 123R-5, “Amendment of FASB Staff Position FAS 123(R)-1” (“FSP 123(R)-5”). FSP 123(R)-5 amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made solely to reflect an equity restructuring that occurs when the holders are no longer employees. We do not expect the adoption of FSP 123(R)-5 to have a material impact on our financial condition, results of operations or cash flows.

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

OVERVIEW

We are a mall-based specialty retailer operating the Hot Topic and Torrid concepts. Hot Topic stores sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. Torrid stores sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of the third quarter of fiscal 2006 (October 28, 2006 in the 53-week fiscal year ending February 3, 2007), we operated 693 Hot Topic stores throughout the United States and Puerto Rico and 129 Torrid stores. We also sell merchandise on two websites, www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and carry merchandise similar to that sold in the respective stores. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

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

The current market of teen apparel is intensely competitive, especially during the holiday season (which runs roughly from the week of Thanksgiving through the beginning of January), resulting from fashion trends as well as aggressive promotional markdowns taken by many mall retailers.

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

The discussion below includes references to “comparable stores.” We consider a store comparable after it has been open for 15 full months. If a store is relocated, or expanded by more than 15% in total square footage, it is removed from the comparable store base and, similar to new stores, becomes comparable after 15 full subsequent months. If a store is closed during a period, it is included in the computation of comparable store sales for that fiscal month, quarter and year-to-date period, only for the days in which the store was operating as compared to the full month in the comparable period.

RESULTS OF OPERATIONS

Three Months Ended October 28, 2006 Compared to the Three Months Ended October 29, 2005

The following table sets forth selected data from our income statement expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

For the three months ended:	October 28, 2006	October 29, 2005
Net sales	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	65.2	67.1

Gross margin	34.8	32.9
Selling, general and administrative expenses	28.9	28.0

Operating income	5.9	4.9
Interest income, net	0.1	0.1

Income before income tax expense	6.0	5.0
Income tax expense	2.4	1.9

Net income	3.6%	3.1%

Net sales increased $4.0 million, or 2.1%, to $196.7 million during the third quarter of fiscal 2006 from $192.7 million during the third quarter of fiscal 2005. The components of this $4.0 million increase in net sales are as follows:

Amount ($ millions)	Description
$9.0	Net sales from new Hot Topic stores opened since the third quarter of fiscal 2005 and Hot Topic stores not yet qualifying as comparable stores.
3.9	Net sales from new Torrid stores opened since the third quarter of fiscal 2005 and Torrid stores not yet qualifying as comparable stores.
3.2	Increase in Internet sales (hottopic.com and torrid.com).
(0.1)	Net sales from 15 expanded or relocated Hot Topic and Torrid stores.
(12.0)	6.8% decrease in comparable store net sales in the third quarter of fiscal 2006 compared to the prior year quarter.

$4.0	Total

At the end of the third quarter of fiscal 2006, 689 of our 822 stores (Hot Topic and Torrid) were included in the comparable store base, compared to 580 of our 762 stores (Hot Topic and Torrid) open at the end of the third quarter of fiscal 2005. Sales of our Hot Topic division’s apparel and tee-shirts, as a percentage of total net sales, were 55% for the third quarter of fiscal 2006 compared to 56% for the third quarter of fiscal 2005. The decrease of the apparel category in the product mix was driven by decreased sales of women’s novelty tops, dresses and bottoms, as well as a decline in men’s fashion and novelty tops and music apparel.

Gross margin increased $4.9 million, or 7.7%, to $68.4 million during the third quarter of fiscal 2006 from $63.5 million during the third quarter of fiscal 2005. As a percentage of net sales, gross margin increased to 34.8% during the third quarter of fiscal 2006 from 32.9% in the third quarter of fiscal 2005. The significant components of this 1.9% increase in gross margin as a percentage of net sales are as follows:

%	Description
2.4%	Increase in merchandise margin primarily due to higher initial markup, lower cost of goods sold and an increase in the allowance for damages, partially offset by slightly higher markdowns.
0.8	Decrease in distribution expenses primarily due to lower outside temporary personnel expenses and lower freight expenses to stores.
(0.1)	Increase in buying costs due to higher payroll expenses.
(0.1)	Increase in non-cash stock-based compensation expense due to adoption of SFAS No. 123R in first quarter of 2006.
(1.1)	Increase in store occupancy and depreciation expenses, primarily due to deleveraging store expenses over lower comparable store sales.

1.9%	Total

Selling, general and administrative expenses increased $2.9 million, or 5.4%, to $56.9 million during the third quarter of fiscal 2006 compared to $54.0 million during the third quarter of fiscal 2005. The total dollar increase in selling, general and administrative expenses was primarily attributable to a 7.9% increase in the number of retail stores from 762 at the end of the third quarter of fiscal 2005 to 822 at the end of the third quarter of fiscal 2006 and the corresponding additional payroll and other expenses required to support these additional stores. As a percentage of net sales, selling, general and administrative expenses increased to 28.9% in the third quarter of fiscal 2006 compared to 28.0% in the third quarter of fiscal 2005. The significant components of the 0.9% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
0.4%	Increase in store payroll expense due to deleveraging of payroll costs relative to our decrease in comparable store sales.
0.4	Increase in non-cash stock-based compensation expense due to adoption of SFAS No. 123R in first quarter of 2006.
0.3	Increase in accrued expenses for performance-based bonus.
0.3	Increase in other store expenses primarily due to utilities.
(0.2)	Decrease in marketing expenses primarily due to lower advertising expense for the Torrid marketing program, partially offset by an increase in promotional signage for Hot Topic.
(0.3)	Decrease in pre-opening expenses due to opening fewer stores in the third quarter of 2006 as compared to the third quarter in 2005.

0.9%	Total

Operating income increased $2.1 million to $11.5 during the third quarter of fiscal 2006 from $9.4 million during the third quarter of fiscal 2005. As a percentage of net sales, operating income was 5.9% in the third quarter of fiscal 2006 compared to 4.9% in the third quarter of fiscal 2005.

Net interest income remained the same at 0.1% for the third quarter of fiscal 2006 and fiscal 2005.

Income tax expense was $4.7 million for the third quarter of fiscal 2006 compared to $3.7 million for the third quarter of fiscal 2005. The effective tax rate was 39.9% and 38.3% for the third quarter of fiscal 2006 and 2005, respectively.

Nine Months Ended October 28, 2006 Compared to the Nine Months Ended October 29, 2005

The following table sets forth selected data from our income statement expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

For the nine months ended:	October 28, 2006	October 29, 2005
Net sales	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	67.2	67.2

Gross margin	32.8	32.8
Selling, general and administrative expenses	31.4	29.1

Operating income	1.4	3.7
Interest income, net	0.2	0.2

Income before income tax expense	1.6	3.9
Income tax expense	0.6	1.5

Net income	1.0%	2.4%

Net sales increased $16.4 million, or 3.3%, to $511.1 million during the first nine months of fiscal 2006 from $494.7 million during the first nine months of fiscal 2005. The components of this $16.4 million increase in net sales are as follows:

Amount ($ millions)	Description
$24.7	Net sales from new Hot Topic stores opened since the third quarter of fiscal 2005 and Hot Topic stores not yet qualifying as comparable stores.
17.6	Net sales from new Torrid stores opened since the third quarter of fiscal 2005 and Torrid stores not yet qualifying as comparable stores.
7.4	Increase in Internet sales (hottopic.com and torrid.com).
(0.5)	Net sales from 15 expanded or relocated Hot Topic and Torrid stores.
(32.8)	7.3% decrease in comparable store net sales in the first nine months of fiscal 2006 compared to the prior year quarter.

$16.4	Total

Sales of our Hot Topic division’s apparel and tee-shirts, as a percentage of total net sales for the division, remained the same at 55% for the first nine months of fiscal 2006 and fiscal 2005.

Gross margin increased $5.2 million, or 3.2%, to $167.5 million during the first nine months of fiscal 2006 from $162.3 million during the first nine months of fiscal 2005. As a percentage of net sales, gross margin remained the same at 32.8% during the first nine months of fiscal 2006 and fiscal 2005. The significant components of the unchanged gross margin as a percentage of net sales are as follows:

%	Description
1.0%	Increase in merchandise margin primarily due to higher initial markup, lower cost of goods sold and an increase in the allowance for damages, partially offset by slightly higher markdowns.
0.3	Decrease in distribution expenses primarily due to lower outside temporary personnel expenses and lower freight expenses to stores.
(0.1)	Increase in buying costs due to higher payroll expenses.
(0.1)	Increase in non-cash stock-based compensation expense due to adoption of SFAS No. 123R in first quarter of 2006.
(1.1)	Increase in store occupancy and depreciation expenses, primarily due to deleveraging store expenses over lower comparable store sales.

0.0%	Total

Selling, general and administrative expenses increased $16.5 million, or 11.5%, to $160.4 million during the first nine months of fiscal 2006 compared to $143.9 million during the first nine months of fiscal 2005. The total dollar increase in selling, general and administrative expenses was primarily attributable to a 7.9% increase in the number of retail stores from 762 at the end of the first nine months of fiscal 2005 to 822 at the end of the first nine months of fiscal 2006 and the corresponding additional payroll and other expenses required to support these additional stores. As a percentage of net sales, selling, general and administrative expenses increased to 31.4% in the first nine months of fiscal 2006 compared to 29.1% in the first nine months of fiscal 2005. The significant components of the 2.3% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
0.7%	Increase in store payroll expense due to deleveraging of payroll costs relative to our decrease in comparable store sales.
0.6	Increase in non-cash stock-based compensation expense due to adoption of SFAS No. 123R in first quarter of 2006.
0.4	Increase in other store expenses primarily due to utilities and business licenses/taxes.
0.3	Increase in marketing expenses primarily due to regional marketing for the Torrid marketing program, and promotional signage for Hot Topic.
0.2	Increase in other general and administrative expenses primarily due to deleveraged headquarters expenses due primarily to new support personnel and recruiting costs.
0.2	Increase in depreciation and amortization primarily due to software costs for new applications and functionality at our headquarters.
0.2	Increase in accrued expenses for performance-based bonus.
(0.3)	Decrease in pre-opening expenses due to opening fewer stores in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005.

2.3%	Total

Operating income decreased to $7.1 million the first nine months of fiscal 2006 from $18.3 million during the first nine months of fiscal 2005. As a percentage of net sales, operating income was 1.4% in the first nine months of fiscal 2006 compared to 3.7% in the first nine months of fiscal 2005.

As a percentage of net sales, net interest income remained the same at 0.2% for the first nine months of fiscal 2006 and fiscal 2005.

Income tax expense was $3.3 million for the first nine months of fiscal 2006 compared to $7.3 million for the first nine months of fiscal 2005 due to the decrease in operating income. The effective tax rate was 40.7% and 38.3% for the first nine months of fiscal 2006 and 2005, respectively. The increase is due to the provision for additional contingency for tax exposure items and the implementation of SFAS 123R.

LIQUIDITY AND CAPITAL RESOURCES

Historically and during the first nine months of fiscal 2006, our primary uses of cash have been to finance store openings and purchase merchandise inventories. We have also made periodic repurchases of our common shares. In recent years, we have satisfied our cash requirements principally from cash flows from operations, and to a lesser extent, proceeds from the exercise of stock options. We also maintain a $5.0 million unsecured credit agreement for issuing letters of credit, primarily for inventory purchases. There were letters of credit for $449,000 outstanding at October 28, 2006 under the credit agreement. There were no letters of credit outstanding at January 28, 2006.

Cash flows provided by operating activities were $29.5 million in the first nine months of fiscal 2006 compared to $14.3 million provided by operating activities in the first nine months of fiscal 2005. The increase of $15.2 million in cash flows from operating activities in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 resulted primarily from increases in income taxes payable and accounts payable, and decreases in prepaid expenses and other current assets and inventory, offset by reductions in net income, deferred rent, accrued liabilities and a reclassification of tax benefit from exercise of stock options.

Cash flows used in investing activities were $22.2 million in the first nine months of fiscal 2006 compared to $13.9 million used in investing activities in the first nine months of fiscal 2005. The $8.3 million increase in net cash used in investing activities resulted primarily from a $37.9 million decrease in the proceeds from the sale of short-term investments (net of purchases), offset by a $29.6 million decrease in purchases of property and equipment primarily to support store openings and for hardware and software systems.

Cash flows provided by financing activities were $2.1 million in the first nine months of fiscal 2006 compared to cash flows provided by financing activities of $0.3 million in the first nine months of fiscal 2005. The $1.8 million increase in cash flows from financing activities resulted primarily from $6.4 million used to repurchase our common stock in fiscal 2005 (with no corresponding 2006 activity) offset by a $4.5 million decrease from fiscal 2005 in proceeds from exercise of stock options.

The following table summarizes certain contractual obligations as of October 28, 2006, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period ($ in thousands)
Contractual obligations	Total	Within 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating leases	$366,530	$54,918	$106,013	$93,553	$112,046
Purchase obligations	$104,691	104,691	—	—	—
Letters of credit and other obligations	$1,426	1,426	—	—	—

Total contractual obligations	$472,647	$161,035	$106,013	$93,553	$112,046

We expect capital expenditures for fiscal 2006 to be approximately $37 million to $40 million, which will relate primarily to opening and remodeling or relocating new stores. The remainder of the expenditures will be primarily for improvements to our information technology and corporate infrastructure. We believe our current cash balances and cash generated from operations will be sufficient to fund our operations and planned expansion through at least the next 12 months.

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

Inventories: Inventories are valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. Under the retail method, inventory is stated at its current retail selling value, and then is converted to a cost basis by applying an average cost factor that represents the average cost-to-retail ratio based on beginning inventory and the purchase activity for the month. Throughout the year, we review our inventory levels in order to identify slow-moving merchandise and use permanent markdowns to sell through selected merchandise. We record a charge to cost of goods sold for permanent markdowns. Inherent in the retail method are certain significant management judgments and estimates including initial merchandise markup, future sales, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. To the extent our estimated markdowns at period-end prove to be insufficient, additional future markdowns will need to be recorded. Physical inventories are conducted during the year to determine actual inventory on hand and shrinkage. We accrue our estimated inventory shrinkage for the period between the last physical count and current period end balance sheet date, thus, the difference between actual and estimated shrink amounts may cause fluctuations in quarterly results, but not for the fiscal year results.

Valuation of long-lived assets: In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. If we were to determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment would be measured based on a projected discounted cash flow method using a discount rate determined by management. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges.

Revenue Recognition: Revenue is recognized at our retail store locations at the point at which the customer receives and pays for the merchandise at the register. For online sales, revenue is recognized at the time of shipment, which we refer to as the date of purchase by the customer. We continually monitor the volume of Internet sales during the last five days of each fiscal quarter, which is the estimated time goods are received by customers. Historically, Internet sales during this five-day period have been less than a half percent of total company sales each quarter. Although title and risk and rewards of ownership pass to the buyer upon receipt of the goods by the buyer, we utilize the shipping point as the difference has not historically been material. Should the volume of sales during any period increase, we will revise our policy accordingly. Sales are recognized net of merchandise returns, which are reserved for based on historical experience. Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption. Shipping and handling revenues from our websites are included as a component of net sales.

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

Vendor Allowances: We receive certain allowances from our vendors primarily related to damaged merchandise, markdowns and, for our Torrid division, new store openings. Allowances received from vendors related to damaged merchandise and new Torrid store openings are reflected as a reduction of inventory in the period they are received and allocated to cost of sales during the period in which the items are sold. Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received.

Stock-Based Payments: We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized over the requisite service periods of the awards. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life, price volatility of the underlying stock, risk free interest rate and expected dividend rate. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

Self-Insurance: We are self-insured for certain losses related to medical and workers compensation although we maintain stop loss coverage with third party insurers to limit our total liability exposure. The estimate of our self-insurance liability involves uncertainty since we must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not report as of the balance sheet date. When estimating our self-insurance liability, we consider a number of factors, which include historical claim experience and valuations provided by independent third party actuaries. As claims develop, the actual ultimate losses may differ from actuarial estimates. Therefore, an analysis is performed quarterly to determine if modifications to the accrual are required.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end our most recent fiscal quarter. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective as of the end our most recent fiscal quarter. There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In April 2006, a California resident filed a lawsuit against us in Superior Court of Los Angeles County, alleging that we violated California Civil Code Section 1747.08. That code section regulates when a retailer is permitted to obtain certain customer information in connection with credit card transactions. The case is alleged as a class action. In May 2006, we answered the complaint and denied all liability. In October 2006, the court gave preliminary approval to a settlement agreement between the plaintiff (on behalf of the purported class) and us, which agreement we entered into as opposed to incurring additional legal fees defending the claims. The settlement agreement sets forth our position that complete defenses to the claims exist. Further, there was no admission of liability and no finding of violation of law. Under the settlement agreement, if final approval is received, we would pay an estimated aggregate of approximately $250,000 to cover certain attorneys’ fees and claims administration costs; and we would provide class members who opt in to the settlement class a coupon to receive 20% off on a single purchase of up to $100 in our Hot Topic or Torrid stores. We accrued amounts to account for the settlement during our third quarter following agreement on the settlement terms. Final approval of the settlement is expected around the end of the fourth quarter of fiscal 2006, though there is some likelihood the judge will not grant final approval, in which case we would continue defense of the claims and continue to assess our position.

On August 7, 2006, Cheryl Axelson filed a purported shareholder derivative action for the benefit of Hot Topic, Inc. in the Los Angeles County Superior Court. The lawsuit names certain of our current and former executive officers and directors as individual defendants and us as a nominal defendant. The lawsuit asserts claims for breach of fiduciary duty and unjust enrichment in connection with the granting of certain stock options by us and seeks unspecified damages, disgorgement of the relevant stock options and any proceeds thereof, and other relief. On September 12, 2006, Jane Daily, who is represented by the same law firms as Ms. Axelson, filed a substantially similar action, though two of our directors named in the Axelson complaint were not named in the Daily complaint, and the Daily complaint included an additional cause of action relating to a California insider trading statute. In October 2006, the court ordered consolidation of the two cases, and ordered plaintiffs’ attorneys to file a revised, consolidated complaint. Plaintiffs have until approximately December 11, 2006 to make such a filing, at which time we would have 45 days to respond. We will make determinations with respect to the consolidated case as it proceeds; and though we cannot predict the outcome of the case, we believe the claims are without merit and intend to defend the case vigorously.

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

Our net sales have grown appreciably during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, the introduction of new products. Of our 822 stores opened as of October 28, 2006, 65 had been open for less than one full year. We intend to continue to pursue a growth strategy for the foreseeable future, and our future operating results will depend in part upon our ability to open and operate stores successfully and to profitably manage a larger business. We currently anticipate opening a total of approximately 46 stores, consisting of 34 Hot Topic and 12 Torrid stores, during fiscal 2006, further increasing the number of stores we operate. As of October 28, 2006, 32 of those new Hot Topic stores were open and 10 Torrid stores were open. Operation of a greater number of new stores and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by us in our existing stores and markets. In addition, as the number of stores increases, we may face risks associated with market saturation of our products and concepts. There can be no assurance that our expansion will not adversely affect the individual financial performance of our existing stores or our overall results of operations, or that new stores will achieve sales and profitability levels consistent with existing stores. Further, there can be no assurance that we will successfully achieve our expansion targets or, if achieved, that planned expansion will result in profitable operations.

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

We also need to continually evaluate the adequacy of our management information and distribution systems. Implementing new systems and changes made to existing systems could present challenges we do not anticipate and could negatively impact our business. We cannot anticipate all of the changing demands that our expanding and changing operations will impose on our business, systems and procedures, and our failure to adapt to such changing demands could have a material adverse effect on our results of operations and financial condition. Our failure to timely implement initiatives necessary to support our expanding and changing operations could also materially impact our business.

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

A variety of factors affects our comparable store sales including, among others, the timing of new music releases and music/pop culture-related products; music and fashion trends; the general retail sales environment and the effect of the overall economic environment; our ability to efficiently source and distribute products; changes in our merchandise mix; ability to attain exclusivity and certain pop-culture related licenses; competition from other retailers; opening of new stores in existing markets and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that such fluctuations will continue. Our comparable store sales results were (9.6)%, (5.5)% and (6.8)% for the first, second and third quarters of fiscal 2006, respectively, and the following table shows our comparable store sales results for other recent periods:

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

We sell merchandise over the Internet through the websites www.hottopic.com and www.torrid.com. Our Internet operations are subject to numerous risks and pose risks to our overall business, including, among other things: hiring; retention and training of personnel to conduct the Internet operations; diversion of sales from our stores; rapid technological change and the need to invest in additional computer hardware and software to support sales; liability for online content; failure of computer hardware and software, including computer viruses, telecommunication failures, online security breaches and similar disruptions; governmental regulation; and credit card fraud. There can be no assurance that our Internet operations will achieve sales and profitability levels that justify our investment in them.

System security risk issues could disrupt our internal operations or information technology services provided to customers, and any such disruption could harm our revenue, increase our expenses, and harm our reputation and stock price.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. As a result, we could incur significant expenses addressing problems created by security breaches of our network. Moreover, we could incur significant expenses in connection with system failures. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate security problems, viruses, and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions.

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

We rely upon United Parcel Service for our product shipments, including shipments to and from a significant number of our stores. Our reliance on this source for shipments is subject to risks, including employee strikes and inclement weather, associated with United Parcel Service’s ability to provide delivery services that adequately meet our shipping needs. We are also dependent upon temporary associates to adequately staff our distribution centers; particularly during busy periods such as the holiday season and while multiple stores are scheduled to open. There can be no assurance that we will continue to receive adequate assistance from our temporary associates, or that there will continue to be sufficient sources of temporary associates. We began operation of our second distribution center in Tennessee during the second quarter of 2005, and as a result we also now face risks and uncertainties associated with achieving and maintaining operating efficiencies in two distribution centers that are located approximately 2,000 miles apart. Additionally, certain products are imported and subject to delivery delays based on availability and port capacity.

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

As an evolving company with expanding and changing operations, we are increasingly involved from time to time with litigation and other claims against us. These arise primarily in the ordinary course of our business, and include employee claims, commercial disputes, intellectual property issues and product-oriented allegations. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Although we do not currently believe that the outcome of any current litigation and claims against us will have a material adverse effect on our overall financial condition, we have, in the past, incurred unexpected expense in connection with litigation matters. In the future, adverse settlements or resolutions may occur and negatively impact earnings, injunctions against us could have an adverse effect on our business by requiring us to do or prohibiting us from doing certain things, and other unexpected events could have a negative impact on us.

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

Item 6. Exhibits and Reports

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws, as amended. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen stock certificate. (1)

31.1	Certification, dated November 21, 2006, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated November 21, 2006, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated November 21, 2006, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc.
(Registrant)

Date: November 21, 2006	/s/ Elizabeth McLaughlin
Elizabeth McLaughlin
Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2006	/s/ James McGinty
James McGinty
Chief Financial Officer
(Principal Financial
And Accounting Officer)

Exhibit Index

Exhibit No.	Document
31.1	Certification, dated November 21, 2006, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification, dated November 21, 2006, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications, dated November 21, 2006, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).