Form 10-K/A
period 2006-01-28
HOT TOPIC INC /CA/
filed 2007-01-25
CIK 1017712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended January 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 0-28784

HOT TOPIC, INC.

(Exact Name of Registrant as Specified in its Charter)

California	77-0198182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18305 E. San Jose Avenue
City of Industry, California	91748
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (626) 839-4681

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of July 29, 2005 was approximately $770,701,342 based on the closing price on that date of the Registrant’s Common Stock on the Nasdaq Global Stock Market. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates are deemed to be held by non-affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock was 44,019,420 as of March 8, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 13, 2006 filed with the Securities and Exchange Commission (the “SEC”) are incorporated by reference into Part III of this Form 10-K/A.

HOT TOPIC, INC.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend Item 9A. Controls and Procedures of our Form 10-K originally filed on March 22, 2006 in response to comments received from the SEC. No revisions have been made to our financial statements or any other disclosure contained in our Form 10-K originally filed on March 22, 2006.

PART II

ITEM 9A. CONTROLS AND PROCEDURES

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

/s/ Ernst & Young LLP

Los Angeles, California
March 14, 2006

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Index to Exhibits – See Item 15(b) below.

(b) Exhibits

The exhibits listed under Item 15(b) hereof are filed with, and incorporated by reference into, this Annual Report on Form 10-K. Management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(b) are so identified therein.

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (1)
3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (8)
3.3	Amended and Restated Bylaws, as amended. (8)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen stock certificate. (1)
10.1a	Form of Indemnity Agreement to be entered into between Registrant and its directors and officers. (1)
10.2a	1996 Equity Incentive Plan (the “1996 Plan”), as amended. (10)
10.3a	Form of Nonstatutory Stock Option Agreement of Registrant pursuant to the 1996 Plan. (1)
10.4a	Form of Incentive Stock Option Agreement of Registrant pursuant to the 1996 Plan. (1)
10.5a	Non-Employee Directors’ Stock Option Plan, as amended. (10)
10.6a	Employee Stock Purchase Plan, as amended. (8)
10.7a	401(k) Defined Contribution Plan of Registrant, effective as of August 1, 1995, as amended. (8)
10.8	Industrial Real Estate Lease (Multi-Tenant Facility), dated December 10, 1998, entered into between Registrant’s wholly owned subsidiary, Hot Topic Administration, Inc. and Majestic Realty Co. and Patrician Associates, Inc. (2)
10.9	Guaranty of Lease, dated December 10, 1998, entered into between the Registrant and Majestic Realty Co. and Patrician Associates, Inc. (2)
10.10	First Amendment to Industrial Real Estate Lease, dated March 19, 2001, by and between Majestic—Fullerton Road, LLC, PFG Fullerton Limited Partnership, and Hot Topic Administration, Inc. (3)
10.11a	Employment Offer Letter dated January 12, 2001, between the Registrant and Gerald Cook. (3)
10.12a	Form of Restricted Stock Bonus Agreement between the Registrant and each of its non-employee directors as discussed in the Company’s Proxy Statement annually. (4)
10.13a	Employment Offer Letter dated August 14, 2002, between the Registrant and Patricia Van Cleave. (5)
10.14a	Employment Letter dated January 23, 2003, between the Registrant and James McGinty. (5)
10.15	Third Amendment to Industrial Real Estate Lease, dated February 25, 2004, by and among Majestic-Fullerton Road, LLC, PFG Fullerton Limited Partnership, and Hot Topic Administration, Inc. (6)
10.16	Employment Offer Letter dated March 15, 2004, between the Registrant and Christopher J. Kearns. (6)
10.17	Centre Pointe Distribution Park Lease, dated June 1, 2004, by and among Crescent Resources, LLC and Hot Topic, Inc. (7)
10.18	Employment Offer Letter dated May 13, 2004, between the Registrant and Thomas Beauchamp. (7)
10.19	Purchase and sale agreement between the Registrant and Crescent Resources, LLC. (9)
10.20a	Employment Offer Letter dated July 11, 2005, between the Registrant and Maria Comfort. (11)
10.21a	Employment Offer Letter dated November 4, 2005, between the Registrant and Robin Elledge. (12)
10.22a	Severance Agreement dated January 25, 2006 between the Registrant and Patricia Van Cleave. (13)
10.23a	Consulting Services Agreement dated January 27, 2006 between the Registrant and Patricia Van Cleave. (13)
10.24a	2005 Executive Officer Base Salary and Equity Compensation. (14)
10.25a	2005 Board Compensation Policy Summary. (14)
10.26a	2006 Executive Officer Salary, Bonus and Equity Compensation Summary. (15)
10.27a	2006 Board Compensation Summary. (15)
21	Hot Topic, Inc. List of Subsidiaries. (15)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (15)
24.1	Power of Attorney is contained on the signature page. (15)
31.1	Certification, dated March 22, 2006, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. (15)

Exhibit Number	Description of Document
31.2	Certification, dated March 22, 2006, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. (15)
31.3	Certification, dated January 25, 2007, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification, dated January 25, 2007, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications, dated March 22, 2006, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. (15)
32.2	Certifications, dated January 25, 2007, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended February 3, 2001 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended February 1, 2003 and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 20, 2005 and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2005 and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 17, 2005 and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on January 11, 2006 and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Current Report on 8-K filed on January 27, 2006 and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Current Report on Quarterly Report on Form 10-Q for the quarter ended April 30, 2005 and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 28, 2006 and incorporated herein by reference.
a	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOT TOPIC, INC.

Date: January 25, 2007

	By:	/s/ Elizabeth McLaughlin
Elizabeth McLaughlin
Chief Executive Officer and Director