Form 10-Q/A
period 2006-04-29
HOT TOPIC INC /CA/
filed 2007-01-25
CIK 1017712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quaterly period ended April 29, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              ..

Commission File No. 0-28784

HOT TOPIC, INC.

(Exact Name of Registrant as Specified in its Charter)

California	77-0198182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18305 E. San Jose Avenue City of Industry, California	91748
(Address of principal executive offices)	(Zip Code)

(626) 839-4681

Registrant’s telephone number, including area code

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 15, 2006 – 44,156,751 shares of common stock, no par value.

HOT TOPIC, INC.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend Item 4. Controls and Procedures of our Form 10-Q originally filed on May 31, 2006 in response to comments received from the SEC. No revisions have been made to our financial statements or any other disclosure contained in our Form 10-Q originally filed on May 31, 2006.

PART I

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our most recent fiscal quarter. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective as of the end of our most recent fiscal quarter. There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

2

PART II

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws, as amended. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen stock certificate. (1)

10.1	Form of Performance Share Award Agreement and Program. (3)

31.1	Certification, dated May 31, 2006, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certification, dated May 31, 2006, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.3	Certification, dated January 25, 2007, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification, dated January 25, 2007, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated May 31, 2006, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certifications, dated January 25, 2007, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2006 and incorporated herein by reference.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HOT TOPIC, INC.

Date: January 25, 2007

	By:	/s/ Elizabeth McLaughlin
Elizabeth McLaughlin
Chief Executive Officer

Date: January 25, 2007

	By:	/s/ James McGinty
James McGinty
Chief Financial Officer

4