Form 10-Q/A
period 2006-07-29
HOT TOPIC INC /CA/
filed 2007-01-25
CIK 1017712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quaterly period ended July 29, 2006

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

HOT TOPIC, INC.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend Item 4. Controls and Procedures of our Form 10-Q originally filed on August 22, 2006 in response to comments received from the SEC. No revisions have been made to our financial statements or any other disclosure contained in our Form 10-Q originally filed on August 22, 2006.

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

2

PART II

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws, as amended. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen stock certificate. (1)

10.1	Hot Topic, Inc. 2006 Equity Incentive Plan. (3)

10.2	Form of Incentive Stock Option Agreement under the Hot Topic, Inc. 2006 Equity Incentive Plan. (3)

10.3	Form of Non-statutory Stock Option Agreement under the Hot Topic, Inc. 2006 Equity Incentive Plan. (3)

10.4	Hot Topic, Inc. Deferred Compensation Plan. (4)

10.5	Union Bank of California Trust Agreement. (4)

31.1	Certification, dated August 22, 2006, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.2	Certification, dated August 22, 2006, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.3	Certification, dated January 25, 2007, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification, dated January 25, 2007, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated August 22, 2006, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.2	Certifications, dated January 25, 2007, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Current Report of Form 8-K filed with the SEC on June 13, 2006 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Current Report of Form 8-K filed with the SEC on July 6, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006 and incorporated herein by reference.

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