Form 10-K
period 2007-02-03
HOT TOPIC INC /CA/
filed 2007-03-28
CIK 1017712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File 0-28784

HOT TOPIC, INC.

(Exact name of Registrant as specified in its charter)

California	77-0198182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification )

18305 E. San Jose Ave. City of Industry, California	91748
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (626) 839-4681

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, no par value	Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of July 28, 2006 was approximately $643,026,978 based on the closing price on that date of the Registrant’s Common Stock on the Nasdaq Stock Market. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates are deemed to be held by non-affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock was 44,230,948 as of March 26, 2007.

Documents Incorporated By Reference

Certain portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2007 to be filed with the Securities and Exchange Commission (the “SEC”) no later than 120 days after February 3, 2007, are incorporated by reference into Part III of this Form 10-K (Items 10 through 14).

HOT TOPIC, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE

YEAR ENDED FEBRUARY 3, 2007

i

Cautionary Statement Regarding Forward-Looking Disclosure

This report contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements include, for example, statements regarding our expectations, beliefs, intentions or strategies regarding the future, such as the extent and timing of future revenues and expenses and customer demand, other expected financial results and information, new store openings and new store concepts. All forward-looking statements included in this report are based on information available to us as of the date of this report. We will not necessarily update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be different from any future results, performance or achievements expressed or implied. Risks, uncertainties and other factors related to us are located, among other places, in Part I, Item 1A under the caption “Risk Factors” and in Part II, Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

ITEM 1.	BUSINESS

General

We are a mall-based specialty retailer operating the Hot Topic and Torrid concepts. Hot Topic stores sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. Torrid stores sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of fiscal 2006 (the fiscal year ended February 3, 2007), we operated 694 Hot Topic stores throughout the United States and Puerto Rico, and 131 Torrid stores in 34 states. We also sell merchandise on two websites, www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and carry merchandise similar to that sold in the respective stores. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

During 2006, we opened 34 new Hot Topic and 12 new Torrid stores, expanded or relocated 22 Hot Topic stores and closed four stores. In fiscal 2007 (ending February 2, 2008), we are planning to open approximately 15 new Hot Topic stores and approximately 20 new Torrid stores, remodel or relocate approximately 60 to 80 stores and close approximately 12 stores.

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

As a result of today’s media reach, both emerging and well-known artists and the fashions they inspire are much more visible. We believe that this increased visibility has contributed to a rise in demand for music/pop culture-licensed and music/pop culture-influenced apparel and accessories. We believe teenagers throughout the United States have similar fashion preferences, largely as a result of the nationwide influence of the Internet, MTV and other music television networks, music distribution (including through the rapidly growing avenue provided by digital music and “downloads”), movies, and television programs.

Hot Topic’s target customers are young men and women between the ages of 12 and 22, who are passionate about music, music videos, pop culture trends, and music-inspired fashion. We believe our music/pop culture-influenced merchandise appeals to teenagers from diverse socio-economic backgrounds and that our customers are broadly representative of the teenage population in the United States. Teenagers represent both a growing part of the United States population and an increasing source of purchasing power. The U.S. Census Bureau estimates that by 2008 there are likely to be more teenagers in the United States than at any other time in history.

The annual plus-size apparel market is estimated to have reached $32 billion in 2006, up a total of 50% in the past five years, according to market research firm Mintel. It is estimated that plus-size represents one of the fastest growing categories in women’s retail. We developed the Torrid concept based upon feedback from plus-size Hot Topic customers who wanted more selection through a store that catered explicitly to plus-size customers. We concluded there were a significant number of young women consumers who were plus-size and unable to find and buy a broad enough selection of fashion forward clothes in comparison to their smaller sized friends. We launched Torrid in the first half of fiscal 2001, with the opening of six locations across the country, and a website, www.torrid.com. Our Torrid store target customers are plus-size females aged 15 to 29, who are primarily influenced by fashion trends and by pop culture. We believe our Torrid store assortment allows young customers wearing sizes 12 to 26 to match the style, excitement, and selection available at other non-plus-size junior retailers.

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

Torrid buyers actively solicit customer feedback through frequent visits to store locations, in-store comment cards, email, and postings on our Internet website, www.torrid.com. We use this input to interpret current fashion trends and pop culture influences as we develop the fashion forward merchandise assortments that are the Torrid brand. We test new trends and styles frequently to gauge customer response.

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

Through our focus on customer service and leading-edge fashion, we seek to create a compelling shopping environment that the young plus-size customer is looking for. We believe that the warm greeting, extensive fashion offerings, and helpful customer service by our team members create a welcoming and exciting store environment that will be attractive to, and preferred by, the Torrid customer.

Store Locations

As of February 3, 2007, we operated 694 Hot Topic stores throughout the United States and Puerto Rico and 131 Torrid stores in 34 states in both metropolitan and middle markets. The following chart shows, as of February 3, 2007, the number of Hot Topic and Torrid stores operated in each state in which those stores are located:

Hot Topic, Inc.

Stores By State

Open as of 2/3/07

	Hot Topic Stores	Torrid Stores	Total Company
Alabama	7		7
Alaska	3		3
Arizona	15	5	20
Arkansas	6		6
California	80	40	120
Colorado	15	1	16
Connecticut	9	3	12
Delaware	2		2
Florida	41	4	45
Georgia	15	3	18
Hawaii	5		5
Idaho	4	1	5
Illinois	22	8	30
Indiana	15	2	17
Iowa	10	1	11
Kansas	7		7
Kentucky	9	1	10
Louisiana	8		8
Maine	3		3
Maryland	15	3	18
Massachusetts	19	3	22
Michigan	23	2	25
Minnesota	11	1	12
Mississippi	4		4
Missouri	15	3	18
Montana	4		4
Nebraska	4	1	5
Nevada	7	2	9
New Hampshire	5	1	6
New Jersey	18	5	23
New Mexico	7	1	8
New York	33	6	39
North Carolina	15	3	18
North Dakota	4		4
Ohio	27	5	32
Oklahoma	8		8
Oregon	7	3	10
Pennsylvania	36	5	41
Rhode Island	1		1
South Carolina	8	1	9
South Dakota	2	1	3
Tennessee	14	2	16
Texas	56	6	62
Utah	9	2	11
Vermont	2		2
Virginia	20	2	22
Washington	19	2	21
West Virginia	5		5
Wisconsin	12	2	14
Wyoming	1		1
Puerto Rico	7		7

Total	694	131	825

Real Estate Strategy

We have remodeled our store designs several times in the company’s history. During fiscal 2006, 15 of the new and remodeled Hot Topic stores were opened with a new store design, which looks lighter and more like a street store than our most recent store designs. We plan to open all new Hot Topic stores in fiscal 2007 in this new store design. In addition, we plan to remodel, or relocate to another location within the mall, approximately 60 to 80 Hot Topic stores in order to convert them from their current designs to our new store design. We are optimistic this remodel and relocation strategy will result in improved store sales, as well as provide a potential stimulus for increased customer and brand awareness.

Our expansion strategy is to open stores primarily in shopping malls and selected entertainment centers in both new and existing markets throughout the United States and Puerto Rico. We opened 34 new Hot Topic stores and 12 new Torrid stores in fiscal 2006, and we also expanded or relocated 22 existing Hot Topic stores. During fiscal 2007, we plan to open approximately 15 new Hot Topic stores and approximately 20 new Torrid stores and we expect to expand or relocate approximately 60 to 80 stores.

We evaluate potential Hot Topic and Torrid store locations based on a variety of criteria relevant to our merchandising strategy, including: the sales of the mall and anchor stores, sales of teenage-oriented and plus-size stores, age demographics in the trade area, median family income and other economic factors. With respect to potential remodels or relocations within malls where we have an existing store, we look also at historical sales at the existing store, and the attractiveness of various design features and locations within the mall. We have a real estate committee that meets regularly to evaluate and select store locations, and consider store remodels and relocations. We generally seek potential store sites between 1,500 square feet and 2,000 square feet for Hot Topic stores, and between 2,200 square feet and 2,600 square feet for Torrid stores. Our Hot Topic stores currently average approximately 1,700 square feet and our Torrid stores currently average approximately 2,500 square feet.

The following table and chart provide recent history of our store expansion:

	Fiscal Year
	2002	2003	2004	2005	2006
	(Number of Stores)
Stores at beginning of year	352	445	554	668	783

Hot Topic stores opened	74	84	91	71	34
Hot Topic stores closed*	(2)	—	(1)	—	(3)
Torrid stores opened	21	25	24	46	12
Torrid stores closed**	—	—	—	(2)	(1)

Stores at end of year	445	554	668	783	825

Hot Topic and Torrid stores expanded or relocated	8	4	10	17	22

*	Our Hot Topic stores in Salt Lake City, UT and Brooklyn Center, MN closed in the first quarter of 2006. Our Hot Topic store in Memphis, TN closed in the fourth quarter of 2006.
**	Our Torrid store located in Lake Grove, NY closed the third quarter of 2006.

Store-Level Economics

During fiscal 2006, we achieved average store net sales, including Internet, of approximately $0.9 million ($500 per average square foot). Internet sales were $31.0 million as of February 3, 2007. We cannot guarantee that these results will continue or that future average store-level sales will not vary from historical results.

Hot Topic Merchandising

Our Hot Topic stores serve as a focal point for music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items. Music/pop culture-licensed merchandise includes tee shirts, hats, posters, stickers, patches, postcards, books, novelty accessories, compact discs and DVDs. Music/pop culture-influenced merchandise includes women’s and men’s apparel and accessories, such as woven and knit tops, skirts, pants, shorts, jackets, shoes, costume jewelry, body jewelry, sunglasses, cosmetics, leather accessories, and gift items. Approximately half of Hot Topic’s products are music/pop culture-licensed and the other half are music/pop culture-influenced. A key strategy of our Hot Topic stores is to offer a diverse product assortment. We have more than 25 distinct merchandise categories or “departments.” Over 180 different licensed band tee shirts are represented in Hot Topic stores from current artists such as AFI, Fall Out Boy, My Chemical Romance, Panic at the Disco, HIM, Red Jumpsuit Apparatus, Slipknot, and ICP, to classic rock artists such as The Ramones, Nirvana, Bob Marley, The Rolling Stones, Metallica and Led Zeppelin. New items and categories are regularly tested to stay current with customer demand and new product trends.

Our Hot Topic merchandising staff consists of a Chief Merchandising Officer, Divisional Merchandise Managers, and a staff of buyers and assistant buyers who manage the various product categories. The merchandising staff reflects our culture in that their decisions and actions are influenced by music and pop culture. In determining which merchandise to buy, the merchants spend considerable time viewing music videos, reviewing industry music sales, monitoring alternative radio station air play, consulting with sales associates (to draw from their different experiences and perspectives), reviewing customer requests, attending trade shows and reading music and fashion industry periodicals and monitoring music websites. In addition, the merchandising staff regularly visits nightclubs and attends concerts and other events that attract young people.

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

To reduce fashion risk and maintain the ability to respond quickly to emerging trends, Hot Topic buyers commit to a majority of the merchandise not more than 60 to 90 days in advance of delivery. We also often begin with smaller test purchases prior to chain-wide distribution. We regularly monitor store sales by merchandise theme, classification, individual items, color and size to determine types and quantities of products to purchase, to detect products and trends that are emerging or declining, and to manage the product mix in our stores by responding to the spending patterns of our customers. We also maintain good and interactive relationships with our vendors because we understand the importance of facilitating a quick response.

Torrid Merchandising

Our Torrid stores serve as a destination for current trends in fashion apparel and accessories for plus-size young women. We believe that our Torrid customer wants to wear the same types of merchandise as her smaller-sized peers. Torrid apparel is sized 12-26. Torrid merchandise includes both casual and dressy offerings with particular emphasis on jeans, novelty tee shirts, fashion tops, pants, jackets, and dresses. We also carry hosiery, shoes, intimate apparel, and fashion accessories. As appropriate, our merchandise is specifically proportioned for plus-size customers. A broad selection of merchandise comes from established branded vendors, including Dickies, Paris Blues, Z Cavaricchi, LEI, Baby Phat, Fine, and Hot Kiss as well as more fashion forward vendors, such as Tripp. Our own Torrid brand is a vital and growing portion of our merchandise mix. Torrid buyers work closely with vendor partners to monitor and maintain our unique apparel fit specifications for young women. Likewise, we strategically share certain research on current fashion trends and customer input with key vendors so that we can maintain high standards of quality and fashion leadership. We believe that our brand mix gives our Torrid customer an opportunity to buy the same or similar hottest styles and brands as her non-plus-size counterparts.

Torrid’s President and Chief Merchandising Officer manages a buying team, a product development team, sourcing team, and a fit and quality assurance team. Customer and store associate feedback influences our merchandising decisions. The merchandising team spends considerable time on fashion research from a variety of international sources that are relevant to our young, fashion forward customer. This process includes retail research in the United States and international fashion hot spots, entertainment and pop culture venues, and trade shows.

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

All merchandise is delivered to our distribution centers, where it is inspected, allocated, picked, prepared and boxed for shipment to our stores. We ship merchandise to stores each weekday, providing our Hot Topic and Torrid stores with a steady flow of new and reordered merchandise. Minimal back stock is maintained in our distribution centers and stores, so that most of our merchandise is available for sale on the selling floors of our stores. No single vendor accounted for more than 5.7% of our merchandise purchases during fiscal 2006.

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

We have established training and operating procedures to assist field management in the supervision and training of all associates. We have also designed a store manager training program, which is used to train new managers.

At Hot Topic, we strive to create a store environment that customers will consider “their place” to shop with friends. We seek to hire sales associates who are like our customers – energetic people who are knowledgeable and passionate about music and pop culture-inspired fashion. Additionally, in return for feedback on fashion and other trends, we reimburse Hot Topic store associates for the cost of attending concerts. They are also encouraged to directly communicate customer feedback as well as their own merchandise and product ideas to the buyers and management. Our culture and our direct interaction with and respect for sales associates are significant factors in producing associate retention rates that we believe are higher than the industry average.

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

The primary goal of the sales associate position is to provide superior and informed customer service in order to maximize sales and minimize inventory shrinkage. Store management receives daily store sales and category results so that performance can be measured against set goals. Postage-paid “report cards” are provided in all stores for customers to grade performance and make recommendations to us. We train associates to greet each customer, to inform the customer about new music and fashion trends and to suggest merchandise that matches the customer’s lifestyle, music and fashion forward preferences and/or trends. We believe that our associates’ high level of product knowledge and customer service differentiates us from other specialty retailers.

District managers, along with all members of the store teams, have a base pay rate and may qualify to receive certain bonus payouts. All of our employees who meet certain eligibility criteria may participate in our Employee Stock Purchase Plan. We believe that our continued success is dependent in part on our ability to attract, retain and motivate qualified associates. In particular, the success of our growth will be dependent on our ability to promote and/or recruit talented district and store managers.

Marketing and Promotion

We generally open stores in high traffic malls in areas of high teenage and young adult population. We actively solicit and encourage customer feedback, both to generate enthusiasm and passion for our offerings as well as allow us to quickly respond to customer needs, which in turn helps us to remain current in merchandising our stores.

We sell gift cards at our stores and at our Internet sites www.hottopic.com and www.torrid.com as a convenient alternative for gift giving by our customers. Gift cards are sold in U.S. currency up to $500, and the cards have no expiration date. Gift card styles and colors are sometimes changed and are designed to appeal to customer preferences. Gift cards can be redeemed for merchandise at any Hot Topic or Torrid store location for any amount up to the then-current value. Unused amounts remain on the card until redeemed by the customer. Customers may add to outstanding amounts on their existing gift cards at our stores.

•	Hot Topic Marketing and Promotion

We rely on our customers, associates, store design and exciting music to attract new customers to our Hot Topic stores. To further promote Hot Topic stores, we sponsor various music events and conduct periodic contests. Our sponsorship activities have included concert tours such as Ozzfest, the Vans Warped Tour, the Take Action Tour, and the Taste of Chaos tour.

In fiscal 2004, we established the Hot Topic Foundation. The Foundation’s objective is to support programs and organizations that specifically focus on encouraging and educating young people in music and the arts. The Foundation has been funded through donations from our employees, our company, and our customers. As of February 3, 2007, $2,447,000 had been raised for the benefit of the Foundation. We are pleased with the meaningful contributions the Foundation has made to school music programs and other initiatives, and we believe these activities have a positive influence on young people.

•	Torrid Marketing and Promotion

We seek to make a strong connection to young plus-size women and build our Torrid brand through our fashion forward marketing message. To support this, we advertise in premier fashion magazines with national distribution. In key market areas we also support our Torrid brand message with outdoor advertising and appropriate local and national public relations efforts. We also conduct activities to increase awareness of and interest in our brand, our mission and our objectives, such as local and regional “model search” contests, where we solicit involvement of our existing customers and future customers.

Our Torrid guest loyalty program, divastyle®, offers us the chance to communicate directly and often with our most frequent and highest spending Torrid customers. As of fiscal 2006 year end, we had over 500,000 sign ups and over 100,000 full divastyle® members. These program members are rewarded throughout the year with special offers and promotions and a newsletter that provides fashion information and updates on new products and current trends available at Torrid.

Internet Sales

Total Internet sales increased by 26% in fiscal 2006 compared to fiscal 2005 and contributed approximately 4.1% of total sales in fiscal 2006. We believe our websites www.hottopic.com and www.torrid.com provide a convenient and expanded shopping experience for our customers. In addition, we sell Hot Topic and Torrid gift cards via these Internet sites.

•	Hot Topic Internet Sales

Hot Topic Internet sales from www.hottopic.com increased by 10% in fiscal 2006 compared to fiscal 2005. In addition to our broad selection of merchandise for sale, including some Internet-only items, our Hot Topic website offers content such as tour dates, contests, job postings, store locations, and community features such as band reviews and advice columns.

In early 2007, we launched a redesigned website, which provides a new look and feel to visitors to hottopic.com. We are optimistic that the redesigned site will spark increased interest in our site, perhaps to a wide range of potential customers; and we hope it will contribute to continued increased Internet sales.

•	Torrid Internet Sales

Torrid Internet sales in fiscal 2006 increased by 76% compared to fiscal 2005. As we continue to grow our Torrid store concept, we believe that www.torrid.com will provide an increasingly important portal for plus-size customers who do not yet have convenient access to a Torrid store. To accommodate this trend and increase Internet sales, we continue to be heavily focused in 2006 on developing our Torrid Internet business.

In addition to our broad selection of merchandise for sale, including some Internet-only items, our Torrid website offers content such as special events, contests, job postings, store locations, and community features such as a posting board and editorials on topics of interest to our Torrid customers.

Information Technology

Our information systems provide integration of store, merchandising, distribution, financial, and human resources records and data. Software licensed from Escalate Retail Systems (formerly known as GE Retail Systems) is used for SKU and classification inventory tracking, purchase order management, open-to-buy, merchandise distribution, automated ticket making, and sales audit. Our integrated financial systems are licensed from Lawson Software and are used for general ledger, accounts payable, HRIS, payroll, and asset management. Sales are updated daily in the merchandising reporting systems by polling sales information from each store’s point-of-sale, or POS, terminals. Our POS system, using software licensed from SAP, consists of registers providing price look-up, time and attendance, email and credit card/check/gift card authorization. Through automated nightly two-way electronic communication with each store, sales information and payroll hours are uploaded to the host system. The host system downloads price changes, performs system maintenance and provides software updates to the stores. We evaluate information obtained through nightly polling to implement merchandising decisions, including product purchasing/reorders, markdowns and allocation of merchandise on a daily basis. In June 2004, we implemented a new warehouse management system in our California distribution center, which is licensed from Manhattan Associates. We expanded this system to include our Tennessee distribution center in May 2005.

Our wide area network, or WAN, is used to connect all store locations with real-time email and several Intranet applications. In addition, this technology has improved operating efficiency in areas such as credit card and gift card authorization, store-to-store transfer, product lookup, product location and several other applications to eliminate paper distribution and paperwork.

In 2006 we moved the Hot Topic Internet fulfillment and backstock inventory operations to the Tennessee distribution center from the California distribution center. We also replaced our proprietary e-commerce platform for hottopic.com with a packaged application from Escalate Retail Systems.

While we believe our enhancements to existing systems and additions of new systems will continue to support our continuing growth, we will strive to make further enhancements and add more systems as necessary.

Trademarks

We have registered on the Principal Register of the United States Patent and Trademark Office our retail store service marks Hot Topic®,Torrid®, divastyle®, and the stylized Torrid “Flaming Heart” in various forms. We have also registered various trademarks for merchandise such as Morbid Make-Up®, Morbid Scents®, Morbid Metals®, Morbid Threads®, Hot Topic®, Torrid®, MT:2®, Hot Topic Rock®, and general marks such as our slogan Everything About the Music®. Each federal registration is renewable indefinitely if the mark is in use at the time of the renewal. We have several trademark applications on file with the USPTO, for which we hope to obtain registration in the future, such as our stylized “HT” logo, Music=Life, Rock the Arts, and Neighborhood Noise. In addition, we have common law rights to certain trademarks, service marks and trade names used in our business from time to time. We are unaware of the use of any of our marks raising any claims of infringement or other challenges to our right to use our marks in the United States. We also have additional registrations and pending applications in foreign jurisdictions. All trademarks, trade names and service marks of the third parties referenced in this report and in our stores are the property of their respective owners.

Hot Topic Competition

We compete with other retailers for vendors, customers, suitable retail locations and qualified associates. Our Hot Topic stores currently compete with street alternative and vintage clothing stores located primarily in metropolitan areas and with other mall-based teenage-focused retailers such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Anchor Blue (Millers Outpost), Charlotte Russe Inc., Claire’s Stores, Inc., Forever 21, H&M, Old Navy (a division of Gap Inc.), Pacific Sunwear of California, Inc., Spencer Gifts, Inc., The Buckle, Wet Seal, Inc., Urban Outfitters, Inc., and Zumiez, Inc.; and, to a lesser extent, with music stores. Some of our competitors are larger and have substantially greater financial, marketing and other resources than us. The principal factors of competition are merchandise selection, connection to the music industry, customer service, store location and price.

Torrid Competition

Based on direct customer research we have conducted, we believe that plus-size female teens and young women have historically shopped for apparel at department stores, discount stores such as Target, and specialty stores such as Lane Bryant. Though a source of competition, we believe such stores generally target more mature customers, which is also reflected in their store environments. We are not aware of other exclusively mall-based chains that are specifically targeting younger plus-size fashion forward customers. Our Torrid stores compete with traditional department stores, local specialty stores and junior teen retailers that offer a combination of junior and plus-sizes, such as Charming Shoppes, Inc., Deb Shops and Old Navy (a division of Gap Inc.). Our Torrid stores also compete with traditional plus-size catalogs and websites, as well as Delia’s Corp. and Alloy, Inc., which carry both junior and junior plus-sizes. Many companies compete for the junior customers and additional competitors may enter into the plus-size female market.

Employees

We employed approximately 2,762 full-time and 7,032 part-time employees, which we refer to as associates, as of February 3, 2007. Of our 9,794 associates, approximately 875 were headquarters and distribution center personnel and the remainder were field management and store associates. The number of part-time associates changes with seasonal needs. None of our associates are covered by collective bargaining agreements. We believe that our relationships with our associates are good.

Executive Officers and Key Employees

Our executive officers and key employees and their ages on February 3, 2007 are as follows:

Name	Age	Position
Elizabeth McLaughlin	46	Chief Executive Officer and Director
Gerald Cook	54	President, Hot Topic, Inc.
Christopher Daniel	49	President, Torrid
James McGinty	44	Chief Financial Officer
Tom Beauchamp	54	Senior Vice President and Chief Information Officer
Maria Comfort	48	Senior Vice President and Chief Merchandising Officer, Hot Topic, Inc.
Robin Elledge	48	Senior Vice President, Human Resources
Christopher Kearns	40	Senior Vice President, General Counsel and Secretary
Bill Bellerose	49	Vice President, Distribution and Logistics
Kelly McGuire Diehl	40	Vice President, Employee Relations and Training
Ed Gusman	48	Vice President, Hot Topic Store Operations
Elizabeth Haynes	42	Vice President, Torrid Planning and Allocation
Tricia Higgins	39	Vice President, Internet
Jerome Khan	40	Vice President, Hot Topic Planning and Allocation
Darrell Kinsley	44	Vice President, Store Design and Visual Merchandising
John Neppl	50	Vice President, Real Estate and Construction
Lori Smith	51	Vice President, Torrid Store Operations
Mike Yoshida	53	Vice President, Finance

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

Gerald Cook has been President, Hot Topic Inc. since November 2005. From September 2003 to October 2005, he was President of the Hot Topic division. From February 2001 to September 2003, he was Chief Operating Officer. From February 1999 until joining us, he was the President and Chief Operating Officer of Travel 2000, Inc. From 1995 to 1998, Mr. Cook was Senior Vice President, Operations for The Bombay Company, Inc. and from 1989 to 1995, Mr. Cook was the Vice President, Stores and the Vice President, General Merchandising Manager of Woman’s World Stores. Prior to 1989, he held management positions with Barnes & Noble/B Dalton, The Gap Stores and the Limited, Inc. Mr. Cook holds a B.S. degree in Business Administration from the University of Minnesota.

Christopher Daniel has served as President of our Torrid division since November 2006. From September 2006 to November 2006, he was Senior Vice President, Chief Merchandising Officer for Torrid and from October 2004 to August 2006, he was Vice President, General Merchandise Manager for Torrid. From September 1996 until September 2004, he was the Vice President of Design and Product Development for

Mervyn’s, a division of Target Corporation. Prior to that, Mr. Daniel held management positions in merchandising and product development with Structure, a division of Limited, Inc., Charming Shoppes, and Dayton-Hudson. Mr. Daniel holds a B.A. degree in English Literature from the University of Richmond in Richmond, Virginia.

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

Bill Bellerose joined us in March 2006 as Vice President, Distribution and Logistics. From 2004 to 2006, Mr. Bellerose served as AVP/Logistics Director at The Marmaxx Group along with acting President of Marshalls Inc. of Nevada and NBC Forth Realty Inc. From 2000 to 2004, Mr. Bellerose served as General Manager at Toys “R” Us Inc. Mr. Bellerose served as General Manager at Kmart from 1998 to 2000. From 1980 to 1998, Mr. Bellerose held various director positions with Ross Stores, Byrons/Uptons, Inc. and Miller’s Outpost. Mr. Bellerose attended Mount San Antonio College and Barry University.

Kelly McGuire Diehl has served as Vice President of Employee Relations and Training since April 2006. Ms. McGuire Diehl joined us in June 2004 as the Director of Employee Relations and was promoted to Vice President of Employee Relations and Training in April 2006. Ms. McGuire Diehl was the Director of Human

Resources at VariAsian, Inc., a joint venture start-up fast casual restaurant concept, from June 2003 to April 2004. From 1989 to 2003, Ms. McGuire Diehl held various human resource management positions at Nestlé USA, Inc. Ms. McGuire Diehl has a B.S. in Communications from Texas Christian University.

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

Elizabeth Haynes has served as the Vice President of Planning and Allocation for Torrid since December 2006. From May 2004 to December 2006, Ms. Haynes was the Director of Planning and Allocation for Torrid. From April 2001 to May 2004, she served as Director of Planning and Allocation, Accessories for Hot Topic. Ms. Haynes has held various planning and allocation positions with the company since 1997. Prior to her career at Hot Topic, Ms. Haynes held planning and allocation positions at The Broadway. Ms. Haynes has a B.S. degree in Business Administration from the University of Phoenix.

Tricia Higgins has served as Vice President, Internet since March 2006. From October 2004 to March 2006, she was Vice President, Distribution and from February 2004 to October 2004, she was Vice President, Internet. Before her promotion to Vice President, Internet, she held the position of Director, Internet beginning in June 2002. Prior to joining us, she was Director, Contact Center Operations for Cooking.com. From 1997 to August 2000, Ms. Higgins was Director, Retail Operations for the Williams-Sonoma, Pottery Barn and Hold Everything divisions of Williams-Sonoma, Inc. From 1994 to July 1997, she held various positions with The Disney Stores, Inc. in Retail Operations and New Business Development. Ms. Higgins holds a B.A. degree in Psychology from Indiana University.

Jerome Kahn joined us in September 2006 as Vice President of Planning and Allocation. Most recently, Mr. Kahn was the Vice President of Planning and Allocation of Pure Beauty. Mr. Kahn was the Senior Vice President of Planning and Allocation at Ann Taylor from April 2004 to July 2005. From July 1994 to April 2004, Mr. Kahn held various planning and allocation management positions with Victoria’s Secret Beauty and Bath and Body Works, which are divisions of The Limited, Inc. Mr. Kahn has a B.A. in Marketing from Cape Town, South Africa.

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

Mike Yoshida joined us in August 2005 as Vice President, Finance. From December 1998 to August 2005, Mr. Yoshida served as Senior Director of Finance and Controller at Bristol Farms. Mr. Yoshida served as CFO, Vice President Finance at Farmers Market from May 1995 to December 1998. From 1984 to 1995, Mr. Yoshida held various accounting and finance management positions with Ralphs Grocery Co., MTC Video Post Production, and Irvine Ranch Farmers Market. Mr. Yoshida received his B.S. degree in Accounting from the University of Southern California and M.B.A. from the California State University, Los Angeles and is a Certified Public Accountant.

Compliance with Environmental Regulations

To our knowledge, compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon our operations.

Internet Website

We make available free of charge through our investor relations website at http://investorrelations.hottopic.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available our Standards of Business Ethics at that website.

ITEM 1A. RISK FACTORS

Before deciding to invest in Hot Topic, Inc. or to engage in any other transaction involving securities of Hot Topic, Inc., readers should carefully consider the risks described below, in addition to the other information contained in this Annual Report on Form 10-K and in other filings with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The risks described below are not the only risks we face. Additional risks that are not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks actually occur, our business, financial condition and results of operations could be seriously harmed, and our stock price could decline.

Our growth strategy could create challenges we may not be able to adequately meet.

Our net sales have grown appreciably during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, the introduction of new products. We intend to continue to pursue our growth strategy for the foreseeable future, and evolve our existing business as we grow; our future operating results will depend largely upon our ability to open and operate stores successfully and to profitably manage a larger business.

We currently anticipate opening approximately 35 stores, consisting of approximately 15 Hot Topic and approximately 20 Torrid stores, during fiscal 2007. We also plan to remodel or relocate approximately 60 to 80 existing stores during the fiscal year for broader implementation of our new Hot Topic store design and plan to close 12 stores in fiscal 2007.

Operation of a greater number of new stores, moving or expanding store locations and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by us in our existing stores and markets. There can be no assurance that our expansion will not adversely affect the individual financial performance of our existing stores or our overall results of operations. Similarly, there can be no assurance that remodeling or relocating existing stores will not adversely affect either the individual financial performance of the store prior to the change, or our overall results of operations. Further, there can be no assurance that we will successfully achieve our remodel or expansion targets or, if achieved, that planned remodel or expansion will result in profitable operations. Finally, as the number of stores increases, we may face risks associated with market saturation of our products and concepts.

This growth strategy requires improving our operations, and we may not be able to do this sufficiently to effectively prevent negative impact on our operations and financial results.

In order to manage our planned real estate strategy, among other things, we will need to locate suitable store sites, negotiate acceptable lease terms, obtain or maintain adequate capital resources on acceptable terms, source sufficient levels of inventory, hire and train store managers and sales associates, integrate new stores into our existing operations, and maintain adequate distribution center space and information technology and other operations systems. Our recent opening of a second distribution center in Tennessee was designed to address some of our growth challenges, but achieving and maintaining operating efficiencies in multiple distribution centers is subject to numerous risks and uncertainties.

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

Torrid is our first significant new venture, and the nature of the Torrid business differs in certain respects from that of the Hot Topic business. Our ability to expand into new concepts, and in particular our Torrid concept has not been fully tested; and starting and operating new concepts presents new and challenging risks and uncertainties. Specifically, the operation of Torrid stores and the sale of Torrid merchandise over the Internet are subject to numerous risks, including unanticipated operational problems; lack of experience; lack of customer acceptance; new vendor relationships; competition from existing and new retailers; and diversion of management’s attention from the Hot Topic concept. The Torrid concept involves implementation of a retail apparel concept which is subject to most of the same risks as the Hot Topic concept, as well as additional risks inherent in a concept that concentrates on apparel and fashion, including risks of difficulty in merchandising, uncertainty of customer acceptance, fluctuations in fashion trends and customer tastes, extreme competition with a less differentiated product offering, and attendant markdown risks. We may not be able to generate continued customer interest in Torrid stores and products, and the Torrid concept may not be able to support the store or Internet sales format. There can be no assurance that the Torrid stores or website, or any future concept, will achieve sales and profitability levels that justify our investment.

The success of our business depends on establishing and maintaining good relationships with mall operators and developers, and problems with those relationships could make it more difficult for us to expand to certain sites or offer certain products.

Any restrictions on our ability to expand to new store sites, remodel or relocate stores where we feel it necessary or to offer a broad assortment of merchandise could have a material adverse effect on our business, results of operations and financial condition. If our relations with mall operators or developers become strained, or we otherwise encounter difficulties in leasing desired store sites, we may not grow as planned and may not reach certain revenue levels and other operating targets. Risks associated with these relationships are more acute given recent consolidation in that industry, and we have seen certain increases in expenses as a result of such consolidation that could continue.

Our comparable store sales are subject to fluctuation resulting from factors within and outside our control, and lower than expected comparable store sales could impact our business and our stock price.

A variety of factors affects our comparable store sales including, among others, the timing of new music releases and music/pop culture-related products; music and fashion trends; the general retail sales environment and the effect of the overall economic environment; our ability to efficiently source and distribute products; changes in our merchandise mix; ability to attain exclusivity and certain pop culture related licenses; competition from other retailers; opening of new stores in existing markets and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that such fluctuations will continue. The following table shows our comparable store sales results for recent periods:

Fiscal Year	2006	2005	2004	2003
Total Year	(6.6)%	(3.4)%	(2.9)%	7.4%

1st Quarter	(9.6)%	0.9%	4.0%	2.6%
2nd Quarter	(5.5)%	(3.5)%	(2.1)%	5.2%
3rd Quarter	(6.8)%	(6.2)%	(4.2)%	10.8%
4th Quarter	(5.3)%	(3.8)%	(6.0)%	8.5%

Past comparable store sales results are not an indicator of future results, and there can be no assurance that our comparable store sales results will not decrease in the future. Changes in our comparable store sales results, or continued negative comparable store sales, could cause our stock price to fluctuate substantially.

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

Recording impairment charges for certain underperforming Hot Topic and Torrid stores may negatively impact our future financial condition or results of operations, and closing stores might not have positive impact.

We recorded $3.4 million and $1.7 million in impairment charges during fiscal 2006 and 2005, respectively, based on the review of certain underperforming stores. There can be no assurance that we will not incur future impairment charges for underperforming stores which could have a significant negative impact on our operating results. In addition, we closed four stores during fiscal 2006, consisting of three Hot Topic and one Torrid store. Although the stores closed in 2006 had been underperforming as compared with our other Hot Topic and Torrid stores, there is no assurance these store closures will have a significant positive impact on our operating results. We also expect to close additional stores in the future, which also could adversely affect our operating results.

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

Experienced computer programmers and hackers, or even internal users, may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. As a result, we could incur significant expenses addressing problems created by security breaches of our network. Moreover, we could incur significant expenses in connection with system failures. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate security problems, viruses, and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions.

We have made and plan to continue to make significant changes to information systems and software used in operation of our business, and we may not be able to effectively adopt changes in a way to prevent failures in our operations or negative impact on our financial performance and reporting.

Over the past several years, we have made improvements to existing hardware and software systems, as well as implemented new systems. For example, we have invested approximately $6 million to enhance the functionality of our current Escalate software and to implement new financial and human resources systems software from Lawson Software. In addition, we have invested approximately $10 million in the implementation of a new warehouse management software system, a new Internet order management software system, and a new customer loyalty software system. We expect to significantly increase our reliance on these systems in fiscal 2007. If these information systems and software do not work effectively, we may experience delays or failures in our operations. These delays or failures could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. To manage growth of our operations and personnel, we will need to continue to improve our operational and financial systems, transaction processing, and procedures and controls, and in doing so, we could incur substantial additional expenses.

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

We have historically used stock options as a component of our total employee compensation program in order to align employees’ interests with the interests of our shareholders, encourage employee retention, and provide competitive compensation and benefit packages. In recent periods, our employee stock options have had exercise prices in excess of Hot Topic’s stock price, which reduces their value to employees and could affect our ability to retain present, or attract prospective employees. There are other forms of stock-based compensation available to us, but these are similarly less attractive when a company’s stock price is declining. In addition, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment” (“SFAS 123R”), we began recording expenses for stock-based payments, including stock options, in the first quarter of fiscal 2006. As a result, we now incur increased compensation costs associated with our stock-based compensation programs. Moreover, difficulties relating to obtaining shareholder approval of equity compensation plans could make it harder or more expensive for us to grant stock-based payments to employees in the future. Like other companies, we review our equity compensation strategy in light of regulatory and competitive environments, and we may decide to reduce the total number of options granted, or the form of stock awards, to employees, or reduce the number of employees who receive stock-based payments. Due to this change in our stock-based compensation strategy, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

Our reliance on United Parcel Service, temporary employees and other mechanics of shipping of our merchandise creates distribution risks and uncertainties that could hurt our sales and business.

We rely upon United Parcel Service (or any other shipping company we may elect to use) for our product shipments, including shipments to and from a significant number of our stores. Our reliance on this source for shipments is subject to risks, including employee strikes and inclement weather, associated with United Parcel Service’s ability to provide delivery services that adequately meet our shipping needs. We are also dependent upon temporary associates to adequately staff our distribution centers; particularly during busy periods such as the holiday season and while multiple stores are opening. There can be no assurance that we will continue to receive adequate assistance from our temporary associates, or that there will continue to be sufficient sources of temporary associates. We began operation of our second distribution center in Tennessee during the second quarter of 2005, and as a result we also now face risks and uncertainties associated with achieving and maintaining operating efficiencies in two distribution centers that are located approximately 2,000 miles apart. Additionally, certain products are imported and subject to delivery delays based on availability and port capacity.

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

The retail apparel and accessory industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified associates and management personnel. Our Hot Topic stores currently compete with street alternative stores located primarily in metropolitan areas; with other mall-based teenage-focused retailers such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Anchor Blue, Charlotte Russe Inc., Claire’s Stores, Inc., Forever 21, Pacific Sunwear of California, Inc., Spencer Gifts, Inc., H&M, The Buckle, Wet Seal, Inc., Urban Outfitters, Inc., and Zumiez, Inc.; and, to a lesser extent, with music stores and mail order catalogs and websites. Torrid has additional competitors, such as Alloy, Inc., Charming Shoppes, Deb Shops, Delia’s Corp., Old Navy (a division of Gap Inc.), and plus-size departments in department stores and discount stores as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid products. Some of our competitors are larger and may have greater financial, marketing and other resources. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices. Increased competition could have a material adverse effect on our business, results of operations and financial condition.

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

Our common stock is quoted on the Nasdaq Stock Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could adversely affect our stock price without regard to our financial performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and comparable store sales; announcements by other apparel, accessory and gift item retailers; the trading volume of our stock; changes in estimates of our performance by securities analysts; overall economic and political conditions; the condition of the financial markets; and other events or factors outside of our control could cause our stock price to fluctuate substantially.

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

There are other regulations and standards associated with our business operations. For example, an independent standards-setting organization working with credit card companies has developed regulations concerning payment card account security throughout the transaction process, called the Payment Card Industry (PCI) Data Security Standard. All merchants and service providers that store, process and transmit payment card data are required to comply with the regulations as a condition to accepting credit cards. The organization is expected to start levying fines on companies that are non-compliant, and though we believe we are proceeding toward full compliance, there is no guarantee we will not incur fines or delays in our ability to comply.

If we do not satisfactorily or timely comply with these requirements, possible consequences could include sanction or investigation by regulatory authorities such as the Securities and Exchange Commission or the Nasdaq Stock Market; fines and penalties; incomplete or late filing of our periodic reports, including our annual report on Form 10-K; or civil or criminal liability. Our stock price and business could also be adversely affected.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease all of our existing store locations, with lease terms expiring between 2007 and 2017. At February 3, 2007, we had a total of 1,541,294 leased store square feet (Hot Topic and Torrid stores) with an average store size of 1,861 square feet (Hot Topic and Torrid stores). The leases for most of the existing stores are for approximately ten-year terms and provide for minimum rent payments as well as contingent rent based upon a percent of sales in excess of the specified minimums. Leases for future stores will likely include similar contingent rent provisions.

We lease our headquarters and distribution center facility, located in City of Industry, California, which is approximately 250,000 square feet. Our lease expires April 2014, with an option to renew for two more terms, and the annual base rent is approximately $1.1 million. In the second quarter of 2005, we completed the purchase of the land, building and other improvements comprising our distribution center in LaVergne, Tennessee, for which we paid $14.3 million. This facility, which is approximately 300,000 square feet, became fully operational at the end of the second quarter of fiscal 2005.

ITEM 3.	LEGAL PROCEEDINGS

In April 2006, a California resident filed a lawsuit against us in Superior Court of Los Angeles County, alleging that we violated California Civil Code Section 1747.08. That code section regulates when a retailer is permitted to obtain certain customer information in connection with credit card transactions. The case is alleged as a class action. In May 2006, we answered the complaint and denied all liability. In October 2006, the court gave preliminary approval to a settlement agreement between the plaintiff (on behalf of the purported class) and us, which agreement we entered into as opposed to incurring additional legal fees defending the claims. The settlement agreement set forth our position that complete defenses to the claims exist. Further, there was no admission of liability and no finding of violation of law. In January 2007, the court granted final approval of the settlement terms. Under the settlement agreement, we will pay (during the first two quarters of fiscal 2007) an estimated aggregate of approximately $250,000 to cover certain attorneys’ fees and claims administration costs; and we will provide class members who have opted in to the settlement class a coupon to receive 20% off on a single purchase of up to $100 in our Hot Topic or Torrid stores. We accrued amounts to account for the settlement during our third quarter of 2006 following agreement on the settlement terms. We expect the case to be finally dismissed with prejudice upon completion of the above steps, and do not expect any further activity with respect to the matter.

On August 7, 2006, Cheryl Axelson filed a purported shareholder derivative action for the benefit of Hot Topic, Inc. in the Los Angeles County Superior Court. The lawsuit named certain of our current and former executive officers and directors as individual defendants and us as a nominal defendant. The lawsuit asserted claims for breach of fiduciary duty and unjust enrichment in connection with the granting of certain stock options by us and sought unspecified damages, disgorgement of the relevant stock options and any proceeds thereof, and other relief. On September 12, 2006, Jane Daily, represented by the same law firms as Ms. Axelson, filed a substantially similar action. In October 2006, the court ordered consolidation of the two cases. We believed the claims were without merit and intended to defend the case vigorously. However, following informal discussions with the plaintiffs’ attorneys, the plaintiffs agreed to dismiss the case, without any sort of payment or obligation made or committed to by us or any of the other defendants. In January 2007, the court granted the parties’ request for dismissal without prejudice, and the case was dismissed.

On December 18, 2006, Lanell Lake filed a purported shareholder derivative action for the benefit of Hot Topic, Inc. in the Los Angeles County Superior Court. The case was substantially similar to the Axelson and

Daily cases referenced above. The lawsuit asserted claims against certain of our current and former executive officers and directors for breach of fiduciary duty and unjust enrichment in connection with the granting of stock options. Following that filing, counsel for the parties engaged in informal discussions. As a result, plaintiff agreed to dismiss the case, without any sort of payment or obligation made or committed to by us or any of the other defendants. In January 2007, the court granted the parties’ request for dismissal without prejudice, and the case was dismissed.

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

Our common stock is traded on the Nasdaq Stock Market under the symbol “HOTT.” The following table shows, for the periods indicated, the high and low end-of-day closing sales prices of our shares of common stock, as reported on the Nasdaq Stock Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

2006 Fiscal Year Quarters	High	Low
First Quarter	$14.83	$13.09
Second Quarter	$15.47	$10.93
Third Quarter	$14.70	$9.65
Fourth Quarter	$14.30	$9.82

2005 Fiscal Year Quarters	High	Low
First Quarter	$23.07	$19.28
Second Quarter	$22.65	$17.04
Third Quarter	$17.18	$13.76
Fourth Quarter	$15.95	$13.08

On March 26, 2007, the last sales price of our common stock as reported on the Nasdaq Stock Market was $11.32 per share. As of March 26, 2007, there were approximately 196 holders of record of our common stock. This number does not reflect the actual number of beneficial holders of our common stock, which we believe to be in excess of 7,600 holders.

We have not paid any cash dividends since inception and do not anticipate paying any cash dividends in the foreseeable future.

Please see Item 12 for information about our equity compensation plans.

PERFORMANCE MEASUREMENT COMPARISON

The material in this section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission, and is not to be incorporated by reference into any filing of Hot Topic under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended.

The following graph shows a comparison of five-year cumulative total returns for Hot Topic, the Nasdaq Stock Market (U.S.) Index and the Nasdaq Retail Trade Index for the period that commenced February 4, 2002 and ended on February 3, 2007. The graph assumes an initial investment of $100 and that all dividends have been reinvested (there have been no dividends declared by us other than stock dividends).

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected financial data for each of the five fiscal years in the period ended February 3, 2007. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and Notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
	2006	2005	2004	2003	2002
	(In thousands, except per share data, number of stores, comparable store sales and sales per square foot)
Statement of Operations Data:
Net sales	$751,558	$725,142	$656,468	$572,039	$443,250
Cost of goods sold, including buying, distribution and occupancy costs	502,408	488,948	422,712	352,277	274,008

Gross margin	249,150	236,194	233,756	219,762	169,242
Selling, general and administrative expenses	227,580	203,995	170,384	143,952	115,634

Operating income	21,570	32,199	63,372	75,810	53,608
Other income and interest, net	1,450	3,999	919	1,318	1,371

Income before income taxes	23,020	36,198	64,291	77,128	54,979
Provision for income taxes	9,394	13,779	24,618	29,539	20,892

Net income	$13,626	$22,419	$39,673	$47,589	$34,087

Earnings per share:
Basic	$0.31	$0.50	$0.86	$1.00	$0.72
Diluted	$0.30	$0.49	$0.83	$0.96	$0.69
Weighted average shares outstanding:
Basic	44,167	44,924	46,379	47,479	47,027
Diluted	44,752	45,877	47,875	49,588	49,276

Selected Operating Data:
Number of stores at year end	825	783	668	554	445
Comparable stores sales (decrease) increase	(6.6)%	(3.4)%	(2.9)%	7.4%	5.0%
Average sales per square foot	$500	$520	$571	$619	$619
Average sales per store	$930	$957	$1,034	$1,106	$1,064

Balance Sheet Data:
Cash and short-term investments	$55,490	$37,674	$66,339	$128,205	$83,418
Working capital	91,267	70,623	87,221	141,803	90,261
Total assets	318,271	299,435	278,395	296,082	215,854
Shareholders’ equity	$221,457	$201,061	$187,562	$221,279	$158,756

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

We are a mall-based specialty retailer operating the Hot Topic and Torrid store concepts. Hot Topic stores sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. Torrid stores sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of fiscal 2006 (the fiscal year ended February 3, 2007), we operated 694 Hot Topic stores throughout the United States and Puerto Rico, and 131 Torrid stores in 34 states. We also sell merchandise on two websites, www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and carry merchandise similar to that sold in the respective stores. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

We operate on a 52 or 53-week fiscal year, which ends on the Saturday nearest to January 31. Fiscal 2005 and 2004 were 52-week fiscal years. Fiscal 2006 was a 53-week year. Our fiscal year 2007 is a 52-week year ending on February 2, 2008.

We consider a store comparable after it has been open for 15 full months. If a store is relocated or expanded by more than 15% in total square footage, it is removed from the comparable store base and, similar to new stores, becomes comparable after 15 full months. If a store is closed during a period, it is included in the computation of comparable store sales for that fiscal month, quarter and year-to-date period, only for the days in which the store was operating as compared to the full month in the comparable period. At the end of fiscal 2006, 612 of the 694 Hot Topic stores were included in the comparable store base, compared to 550 of the 663 stores open at the end of fiscal 2005. At the end of fiscal 2006, 108 of the 131 Torrid stores were included in the comparable store base, compared to 65 of the 120 stores open at the end of fiscal 2005.

OVERVIEW

Our Hot Topic division focuses on music-licensed, music-inspired and pop culture-inspired trends. Our teen customer-focused strategy includes immersing ourselves into the rock music and pop culture scene, identifying products that are inspired by these scenes, and creating an in-store environment that reflects our inspiration. Our feedback loop is integral to our strategy. We gain input from customers and store associates via reading customer comment cards and associate concert reports, visiting stores, allowing direct email communication with stores and observing focus groups. By engaging with our customers directly, we believe we extend our competitive advantage over the other mall-based fashion retailers.

Our Torrid division focuses on fashion forward apparel and accessories for plus-size women. Our target customers have a youthful attitude and desire to reflect current fashion trends in their dress.

In fiscal 2006, comparable store sales were down 6.6%. With the availability of music on the internet, we have seen a diversification of teen fashion preferences. We believe the iPod revolution has reduced the number of “one genre” fans and, as such, requires a shift in our music strategy as well as our store design. In addition, as music is our primary driver of traffic, sales in our music-influenced apparel and accessories categories declined as well. The decline in sales resulted in inventory overages and increased markdowns primarily due to more frequent promotions and liquidation.

During 2006, we opened 34 new Hot Topic and 12 new Torrid stores, and expanded or relocated 22 Hot Topic stores. In fiscal 2007, we are planning to open approximately 15 new Hot Topic stores and approximately 20 new Torrid stores, and we expect to expand or relocate approximately 60 to 80 stores. We believe that this measured store growth during 2007 will allow us to better focus on our existing merchandising strategies. We are committed to identifying the best store locations and negotiating the most favorable lease terms in order to attain this goal. In fiscal 2007, we also plan to invest in our existing store base with capital spending for store renovations, refurbishments, and store-related support activities.

During 2006, we made significant progress in the development of our Torrid brand. Consistent marketing, growth of our loyalty program, divastyle®, in-store operational improvements and refocusing the assortment to more correctly reflect our customers’ attitudes and preferences all contributed to the growth of the brand. We also invested in leadership, naming Christopher Daniel as Torrid’s President, effective November 2006.

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal Year
	2006	2005	2004
Net sales (in millions)	$751.6	$725.2	$656.5
Total store count at end of period	825	783	668
Comparable store sales count at end of period	720	615	517
Net sales growth	3.6%	10.5%	14.8%
Comparable store sales growth	(6.6)%	(3.4)%	(2.9)%
Net sales per average square foot	$500	$520	$571
Gross margin (in millions)	$249.2	$236.2	$233.8
Income from operations (in millions)	$21.6	$32.2	$63.4
Diluted earnings per share	$0.30	$0.49	$0.83
Store square footage (in thousands)	1,541.3	1,452.7	1,214.4

We also repurchase our common stock from time to time in the open market when we feel market conditions make repurchases attractive. We completed share repurchase plans announced in each of fiscal 2004 and 2005. We repurchased 4,000,000 shares and 1,435,000 shares of our common stock during these two years, respectively. We did not repurchase any shares of our common stock during fiscal 2006.

Our ability to achieve business objectives in fiscal 2007 and beyond will be dependent on many factors, known and unknown, such as those outlined in the sections entitled “Cautionary Statement Regarding Forward-Looking Disclosure” and “Risk Factors.”

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales and certain store data:

	Fiscal Year
	2006	2005	2004
Net Sales	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution & occupancy costs	66.8%	67.4%	64.4%

Gross margin	33.2%	32.6%	35.6%
Selling, general and administrative expenses	30.3%	28.2%	25.9%

Operating income	2.9%	4.4%	9.7%
Interest and other income, net	0.2%	0.6%	0.1%

Income before income tax	3.1%	5.0%	9.8%
Provision for income taxes	1.2%	1.9%	3.8%

Net income	1.9%	3.1%	6.0%

Fiscal 2006 Compared to Fiscal 2005

Net sales increased approximately $26.4 million, or 3.6%, to $751.6 million in fiscal 2006 from $725.2 million in fiscal 2005. Approximately $10.8 million of this increase is due to the 53rd week in fiscal 2006. The components of this $26.4 million increase in net sales are as follows:

Amount ($ millions)	Description
$40.3	Net sales from new Hot Topic stores opened since the fourth quarter of fiscal 2005 and Hot Topic stores not yet qualifying as comparable stores.
21.4	Net sales from new Torrid stores opened since the fourth quarter of fiscal 2005 and Torrid stores not yet qualifying as comparable stores.
7.4	Increase in Internet sales (hottopic.com and torrid.com).
(42.7)	6.6% decrease in comparable store net sales in fiscal 2006 compared to fiscal 2005.

$26.4	Total

The annual average Hot Topic store volume was $0.9 million in fiscal 2006 compared to $1.0 million in fiscal 2005. Hot Topic sales of apparel category merchandise, as a percentage of total net sales, were 55% in both fiscal 2006 and 2005.

Gross margin increased approximately $13.0 million to $249.2 million in fiscal 2006 from $236.2 million in fiscal 2005. As a percentage of net sales, gross margin increased to 33.2% in fiscal 2006 from 32.6% in fiscal 2005. The significant components of this 0.6% increase in gross margin, as a percentage of net sales, are as follows:

%	Description
1.5%	Increase in merchandise margin primarily due to higher initial markup, lower cost of goods sold and freight in, partially offset by higher markdowns.
0.3	Decrease in distribution expenses primarily due to lower outside temporary personnel expenses and lower freight expenses to stores.
(0.1)	Increase in buying costs due to higher payroll expenses.
(0.1)	Increase in non-cash stock-based compensation expense due to adoption of SFAS 123R in first quarter of 2006.
(1.0)	Increase in store occupancy and depreciation expenses, primarily due to deleveraging store expenses over lower comparable store sales.

0.6%	Total

Selling, general and administrative expenses increased approximately $23.6 million to $227.6 million during fiscal 2006 from $204.0 million during fiscal 2005. As a percentage of net sales, selling, general and administrative expenses were 30.3% for fiscal 2006 compared to 28.2% in fiscal 2005. The total dollar increase in selling, general and administrative expenses was primarily attributable to recognizing additional impairment losses on some of our under-performing store locations, and additional payroll and other expenses required to support store growth from 783 stores at the end of fiscal 2005 to 825 stores at the end of fiscal 2006. The significant components of this 2.1% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
0.7%	Increase in store payroll and related benefits cost for new stores opened during 2006 and higher payroll relative to lower comparable store sales.
0.5	Increase in non-cash stock-based compensation expense due to adoption of SFAS 123R in first quarter of 2006.
0.4	Increase in performance-based bonus, primarily resulting from Torrid.
0.2	Increase in other store expenses primarily due to utilities and deleveraging on lower comparable store sales.
0.2	Increase in advertising costs to promote our Torrid stores and our divastyle customer loyalty program.
0.3	Impairment charge for certain store locations and higher recruiting costs offset by a decrease in legal fees.
(0.2)	Decrease in pre-opening expenses due to opening fewer stores in fiscal 2006 as compared to fiscal 2005.

2.1%	Total

Operating income decreased to $21.6 million during fiscal 2006 from $32.2 million during fiscal 2005. As a percentage of net sales, operating income was 2.9% in fiscal 2006 compared to 4.4% in fiscal 2005. Operating income on an average store basis was approximately $26,000 in fiscal 2006 compared to $45,000 in fiscal 2005.

Interest income, net of interest expense, and other income decreased to $1.5 million in fiscal 2006 from $4.0 million in fiscal 2005, principally from a decrease in the gift card breakage income of $3.1 million. In fiscal 2005, we recognized $3.1 million in estimated gift card breakage as a component of other income. In fiscal 2006, we recorded $1.2 million in gift card breakage as a component of net sales. Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by us for which liability was recorded in prior periods. Fiscal 2005 was the initial adoption year in which we recognized income from gift card breakage and as a result, this income was recorded in other income. Such income has been recognized as a component of net sales in fiscal 2006, and will continue to be recognized in net sales in subsequent years.

Our effective tax rate was 40.8% and 38.1% for fiscal 2006 and 2005, respectively. The increase is due to the provision for additional contingency for tax exposure items and the implementation of SFAS 123R, which increased stock-based compensation expense for which a portion is not deductible for tax purposes.

Fiscal 2005 Compared to Fiscal 2004

Net sales increased approximately $68.7 million, or 10.5%, to $725.2 million in fiscal 2005 from $656.5 million in fiscal 2004. The components of this $68.7 million increase in net sales are as follows:

Amount ($ millions)	Description
$51.8	Net sales from new Hot Topic stores opened since the fourth quarter of fiscal 2004 and Hot Topic stores not yet qualifying as comparable stores.
29.2	Net sales from new Torrid stores opened since the fourth quarter of fiscal 2004 and Torrid stores not yet qualifying as comparable stores.
7.5	Increase in Internet sales (hottopic.com and torrid.com).
(19.8)	3.4% decrease in comparable store net sales in fiscal 2005 compared to fiscal 2004.

$68.7	Total

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

Selling, general and administrative expenses increased approximately $33.6 million to $204.0 million during fiscal 2005 from $170.4 million during fiscal 2004. As a percentage of net sales, selling, general and administrative expenses were 28.2% for fiscal 2005 compared to 25.9% in fiscal 2004. The total dollar increase in selling, general and administrative expenses was primarily attributable to settlement of litigation claims during 2005, providing for impairment losses on some of our non-performing store locations, and additional payroll and other expenses required to support store growth from 668 stores at the end of fiscal 2004 to 783 at the end of fiscal 2005. The significant components of this 2.3% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
0.7%	Increase primarily from provision for litigation claims during 2005, recording of an impairment charge for certain store locations, and slightly higher depreciation.
0.4	Increase in store payroll and related benefits cost for new stores opened during 2005 and higher payroll costs over lower comparable store sales.
0.4	Increase in administrative payroll to support store growth.
0.4	Increase in other store expenses from merchandise security tags, credit card processing fees, higher utilities costs, and property taxes from new stores.
0.4	Increase in advertising costs to promote our Torrid stores and our divastyle customer loyalty program, and amortization for new store systems implemented during 2005.

2.3%	Total

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

	Fiscal Year 2006				Fiscal Year 2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except selected operating and per share data)
Statement of Operations Data:
Net sales	$154,041	$160,348	$196,669	$240,500	$149,762	$152,234	$192,747	$230,399
Gross margin	48,257	50,834	68,398	81,661	51,165	47,622	63,476	73,931
Operating (loss) income	(2,685)	(1,706)	11,494	14,467	7,764	1,124	9,433	13,878
Net (loss) income	$(1,408)	$(905)	$7,070	$8,869	$4,999	$893	$5,931	$10,596

Earnings per share:
Basic	$(0.03)	$(0.02)	$0.16	$0.20	$0.11	$0.02	$0.13	$0.24
Diluted	$(0.03)	$(0.02)	$0.16	$0.20	$0.11	$0.02	$0.13	$0.23

Weighted average shares outstanding:
Basic	44,065	44,180	44,207	44,218	44,748	45,065	45,108	44,762
Diluted	44,065	44,180	44,735	44,775	46,175	46,246	45,738	45,350

Selected Operating Data:
Comparable store sales	(9.6)%	(5.5)%	(6.8)%	(5.3)%	0.9%	(3.5)%	(6.2)%	(3.8)%
Stores open at end of period	794	809	822	825	694	728	762	783

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have satisfied our operating cash requirements principally from cash flows from operations and to a lesser extent, proceeds from the exercise of stock options. During the last three fiscal years, our primary uses of cash have been to finance store openings and remodels, purchase merchandise inventories, repurchase our common stock, and purchase our distribution center in Tennessee. We maintain a $5.0 million unsecured credit agreement for the purpose of issuing letters of credit, primarily for inventory purchases. At February 3, 2007, there were letters of credit for $80,000 outstanding under the credit agreement. There were no letters of credit outstanding as of January 28, 2006. At the end of fiscal 2006, we had $55.5 million in cash, cash equivalents and short-term investments, an increase of $17.8 million, or 47.2%, compared to $37.7 million at the end of fiscal 2005. Working capital was $91.3 million and $70.6 million for fiscal 2006 and 2005, respectively. The increase in working capital from 2005 to 2006 is primarily attributable to opening fewer stores and not repurchasing any of our common stock during fiscal 2006.

Net cash flows provided by operating activities were $54.0 million and $53.6 million in fiscal 2006 and 2005, respectively. The $0.4 million increase in cash flows from operating activities in fiscal 2006 as compared to fiscal 2005 was primarily attributable to increases in accrued liabilities and deferred rent along with a decrease in prepaid expenses and other current assets. The increase in cash flows from operating activities was partially offset by increases in inventory and deposits and other assets along with decreases in accounts payable and income taxes payable.

Net cash flows used in investing activities were $62.2 million and $36.1 million in fiscal 2006 and 2005, respectively. In fiscal 2006, $23.3 million was used for the construction of 34 Hot Topic stores, 12 Torrid stores, expansion and refurbishment of 22 Hot Topic stores and progress payments for construction of stores opening in early 2007. We used approximately $6.0 million on computer hardware and software and $9.3 million on our headquarters and distribution center infrastructure. We opened 46 and 117 stores in fiscal 2006 and 2005, respectively. The increase in net cash used in investing activities in fiscal 2006 as compared to fiscal 2005 was also attributable to a $23.6 million increase of short-term investments purchased, net of proceeds, along with a $38.6 million increase in purchases of property and equipment.

Net cash flows provided by financing activities were $2.4 million in fiscal 2006 compared to net cash flows used in financing activities of $13.0 million in fiscal 2005. The $15.4 million increase in fiscal 2006 compared to fiscal 2005 was principally a result of $20.0 million of cash used to repurchase our common stock in fiscal 2005, offset by a $5.3 million decrease related to proceeds from exercise of stock options.

We anticipate we will spend approximately $45.0 to $50.0 million on capital expenditures in fiscal 2007, including approximately $34.0 to $39.0 million for stores, $9.0 million for computer hardware and software, and approximately $2.0 million to improve our Internet sites. The $34.0 to $39.0 million for stores is expected to be primarily used for the construction of approximately 15 new Hot Topic stores and 20 new Torrid stores, and to remodel or relocate approximately 60 to 80 existing stores. We will spend more in fiscal 2007 to remodel or relocate stores than in any year of our history.

During fiscal 2006, our average gross capital expenditures for a new Hot Topic and Torrid store, including leasehold improvements and furniture and fixtures, totaled approximately $276,000 and $348,000, respectively. Hot Topic stores were an average of approximately 1,700 square feet compared to Torrid stores which were approximately 2,500 square feet. The average initial gross inventory for the new Hot Topic stores opened in 2006 was approximately $102,000 compared to $94,000 for new Torrid stores. The average pre-opening costs for a new Hot Topic and a new Torrid store were approximately $20,700 and $31,000, respectively. Initial inventory requirements vary at new stores depending on the season and current merchandise trends. We expect the average total cost per square foot associated with opening a Hot Topic store and a Torrid store to be approximately the same in fiscal 2007 as in fiscal 2006. Hot Topic stores are planned to be approximately 1,700 square feet compared to Torrid stores which are planned to be approximately 2,300 square feet.

The following table summarizes our contractual obligations as of February 3, 2007, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period (in thousands)
	Total	Within 1 Year	2-3 Years	4-5 Years	More than 5 Years
Contractual obligations

Operating leases	$356,134	$55,963	$105,056	$92,202	$102,913
Purchase obligations	40,219	40,219	—	—	—
Letters of credit and other obligations	1,253	1,253	—	—	—

Total contractual obligations	$397,606	$97,435	$105,056	$92,202	$102,913

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

We did not repurchase any shares of our common stock during fiscal 2006.

We believe that our existing cash balances and cash generated from operations will be sufficient to fund our operations and planned expansion for the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of Hot Topic, Inc.’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related primarily to inventories, long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion about the application of these and other accounting policies, see Note 1 to our consolidated financial statements included elsewhere in this report.

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

Valuation of Long-Lived Assets: In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges.

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

We recognize estimated gift card breakage as a component of net sales in proportion to actual gift card redemptions over the period that remaining gift card values are redeemed. Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by us for which liability was recorded in prior periods. While customer redemption patterns result in estimated gift card breakage, which approximates 5 to 6%, changes in our customers’ behavior could impact the amount that ultimately is unused and could affect the amount recognized as a component of net sales.

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

Income Taxes: Current income tax expense is the amount of income taxes expected to be payable for the current year. The combined federal, state and local income tax expense is calculated using estimated effective annual tax rates. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. We consider future taxable income and ongoing prudent and feasible tax planning in assessing the value of our deferred tax assets. Evaluating the value of these assets is based on our judgment. If we determine that it is more likely than not that these assets will not be realized, we would reduce the value of these assets to their expected realizable value through a valuation allowance, thereby decreasing net income. If we subsequently were to determine that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made. We have recorded tax contingencies based on our estimates of current tax exposures and adjust our estimates as circumstances or regulations change.

In accordance with SFAS 123R, we recognize a tax benefit upon expensing certain stock-based awards associated with our stock-based compensation plans, including nonqualified stock options and restricted stock unit awards. However, under current accounting standards we cannot recognize a tax benefit currently for those stock-based compensation expenses associated with incentive stock options (also known as qualified stock options) and employee stock purchase plan rights. For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefits only in the period when disqualifying dispositions of the underlying stock occur. We recorded a tax benefit directly to additional paid-in capital for qualified stock options that vested prior to our adoption of SFAS 123R.

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

Our consolidated financial statements and notes listed in Part IV, Item 15(a)(1) are incorporated herein by reference.

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

In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of February 3, 2007.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 3, 2007. In making this assessment, management used the criteria set forth by COSO in Internal Control-Integrated Framework. Our management concluded that, as of February 3, 2007, our internal control over financial reporting was effective based on the criteria set forth by COSO in Internal Control-Integrated Framework.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hot Topic, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Hot Topic, Inc. and its subsidiaries maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hot Topic, Inc.’s and its subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Hot Topic, Inc. and its subsidiaries maintained effective internal control over financial reporting as of February 3, 2007 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hot Topic, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hot Topic, Inc. and its subsidiaries as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007 of Hot Topic, Inc. and its subsidiaries and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 27, 2007

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See the section entitled “Executive Officers and Key Employees” in Part I, Item 1 hereof for information regarding our executive officers.

The information required by this item with respect to directors is incorporated by reference to the information appearing under the caption “Election of Directors,” contained in our Definitive Proxy Statement which will be filed with the SEC within 120 days of February 3, 2007 pursuant to Regulation 14A in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held on June 14, 2007, or the Proxy Statement.

Certain other information required by this item is incorporated by reference to the information appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Standards of Business Ethics” in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information appearing under the captions “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to the information appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information appearing under the captions “Election of Directors” and “Certain Transactions” in the Proxy Statement.

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

(a)(1)    Consolidated Financial Statements

The following consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K:

(a)(2)    Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission other than the one listed above are not required under the related instructions or are not applicable, and therefore, have been omitted.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

For the Fiscal Years Ended February 3, 2007, January 28, 2006 and January 29, 2005

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions/ Write-offs	Balance at End of Year
Fiscal 2006
Allowance for sales returns	$558	$(63)	$—	$495
Allowance for aged inventory	740	499	—	1,239

	$1,298	$436	$—	$1,734

Fiscal 2005
Allowance for sales returns	$577	$(19)	$—	$558
Allowance for aged inventory	1,510	(770)	—	740

	$2,087	$(789)	$—	$1,298

Fiscal 2004
Allowance for sales returns	$512	$65	$—	$577
Allowance for aged inventory	1,057	453	—	1,510

	$1,569	$518	$—	$2,087

(a)(3)    Index to Exhibits—See Item 15(b) below.

(b)	Exhibits

The exhibits listed under Item 15(b) hereof are filed with, and incorporated by reference into, this Annual Report on Form 10-K. Management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(b) are so identified therein.

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (8)

3.3	Amended and Restated Bylaws, as amended. (8)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen stock certificate. (1)

10.1a	Form of Indemnity Agreement to be entered into between Registrant and its directors and officers. (1)

10.2a	2006 Equity Incentive Plan (the “2006 Plan”), as amended.

10.3a	Form of Nonstatutory Stock Option Agreement of Registrant pursuant to the 2006 Plan. (10)

10.4a	Form of Incentive Stock Option Agreement of Registrant pursuant to the 2006 Plan. (10)

10.5a	Non-Employee Directors’ Stock Option Plan, as amended.

10.6a	Employee Stock Purchase Plan, as amended.

10.7a	401(k) Defined Contribution Plan of Registrant, effective as of August 1, 1995, as amended. (8)

10.8	Industrial Real Estate Lease (Multi-Tenant Facility), dated December 10, 1998, entered into between Registrant’s wholly owned subsidiary, Hot Topic Administration, Inc. and Majestic Realty Co. and Patrician Associates, Inc. (2)

10.9	Guaranty of Lease, dated December 10, 1998, entered into between the Registrant and Majestic Realty Co. and Patrician Associates, Inc. (2)

10.10	First Amendment to Industrial Real Estate Lease, dated March 19, 2001, by and between Majestic—Fullerton Road, LLC, PFG Fullerton Limited Partnership, and Hot Topic Administration, Inc. (3)

10.11a	Employment Offer Letter dated January 12, 2001, between the Registrant and Gerald Cook. (3)

10.12a	Form of Restricted Stock Bonus Agreement between the Registrant and each of its non-employee directors as discussed in the Company’s Proxy Statement annually. (4)

10.13a	Employment Letter dated January 23, 2003, between the Registrant and James McGinty. (5)

10.15	Third Amendment to Industrial Real Estate Lease, dated February 25, 2004, by and among Majestic-Fullerton Road, LLC, PFG Fullerton Limited Partnership, and Hot Topic Administration, Inc. (6)

10.17	Centre Pointe Distribution Park Lease, dated June 1, 2004, by and among Crescent Resources, LLC and Hot Topic, Inc. (7)

10.19	Purchase and sale agreement between the Registrant and Crescent Resources, LLC. (9)

10.20a	Employment Offer Letter dated July 11, 2005, between the Registrant and Maria Comfort. (11)

10.22a	Performance Share Award Agreement and Program, under the 1996 Equity Incentive Plan. (13)

Exhibit Number	Description of Document
10.23a	Hot Topic, Inc. Deferred Compensation Plan. (14)

10.24a	Severance and Change of Control Letter Agreement dated November 15, 2006 between the Registrant and Christopher Daniel. (15)

10.25	Union Bank of California Trust Agreement. (14)

10.26a	2006 Executive Officer Salary, Bonus and Equity Compensation Summary. (8)

10.27a	2006 Board Compensation Summary. (8)

10.28a	Performance Share Award Agreement and Program, under the 2006 Equity Incentive Plan.

21	Hot Topic, Inc. List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney is contained on the signature page.

31.1	Certification, dated March 28, 2007, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated March 28, 2007, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated March 28, 2007, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 ( 333-5054-LA) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended February 3, 2001 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended February 1, 2003 and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 20, 2005 and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 15, 2006 and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 17, 2005 and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on January 11, 2006 and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2006 and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on July 6, 2006 and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 15, 2006 and incorporated herein by reference.
a	Denotes management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules

Reference is made to Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOT TOPIC, INC.

By:	/s/ ELIZABETH MCLAUGHLIN
Elizabeth McLaughlin
Chief Executive Officer and Director

March 28, 2007

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

Name	Position	Date

/s/ ELIZABETH MCLAUGHLIN Elizabeth McLaughlin	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2007

/s/ JAMES MCGINTY James McGinty	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2007

/s/ BRUCE QUINNELL Bruce Quinnell	Chairman of the Board	March 28, 2007

/s/ KATHLEEN MASON Kathleen Mason	Director	March 28, 2007

/s/ CORRADO FEDERICO Corrado Federico	Director	March 28, 2007

/s/ ANDREW SCHUON Andrew Schuon	Director	March 28, 2007

/s/ CYNTHIA COHEN Cynthia Cohen	Director	March 28, 2007

/s/ W. SCOTT HEDRICK W. Scott Hedrick	Director	March 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Hot Topic, Inc. and its Subsidiaries

We have audited the accompanying consolidated balance sheets of Hot Topic, Inc. and its subsidiaries as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hot Topic, Inc. and subsidiaries at February 3, 2007 and January 28, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.

As discussed in Notes 1 and 2 to the consolidated financial statements, on January 29, 2006 the Company changed its method of accounting for share based payments in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hot Topic Inc’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 27, 2007

Hot Topic, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	February 3, 2007	January 28, 2006
Assets
Current assets:
Cash and cash equivalents	$3,910	$9,673
Short-term investments	51,580	28,001
Inventory	73,868	71,160
Prepaid expenses and other	14,435	16,781
Deferred tax assets	3,258	2,487

Total current assets	147,051	128,102

Property and equipment, net	166,726	171,089
Deposits and other	588	244
Deferred tax assets	3,906	—

Total assets	$318,271	$299,435

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable, net of overdraft	$15,862	$18,122
Accrued liabilities	34,332	33,569
Income taxes payable	5,590	5,788

Total current liabilities	55,784	57,479

Deferred rent	40,674	39,941
Deferred tax liabilities	—	954
Deferred compensation	356	—

Commitments and contingencies

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, no par value; 150,000,000 shares authorized; 44,229,848 and 43,976,536 shares issued and outstanding at February 3, 2007 and January 28, 2006, respectively	107,088	100,328
Retained earnings	114,372	100,746
Accumulated other comprehensive loss	(3)	(13)

Total shareholders’ equity	221,457	201,061

Total liabilities and shareholders’ equity	$318,271	$299,435

See accompanying notes to consolidated financial statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Net sales	$751,558	$725,142	$656,468
Cost of goods sold, including buying, distribution and occupancy costs	502,408	488,948	422,712

Gross margin	249,150	236,194	233,756
Selling, general and administrative expenses	227,580	203,995	170,384

Income from operations	21,570	32,199	63,372
Interest income, net	1,450	1,054	919
Other Income	—	2,945	—

Income before income taxes	23,020	36,198	64,291
Provision for income taxes	9,394	13,779	24,618

Net income	$13,626	$22,419	$39,673

Earnings per share:
Basic	$0.31	$0.50	$0.86

Diluted	$0.30	$0.49	$0.83

Shares used in computing earnings per share:
Basic	44,167	44,924	46,379
Diluted	44,752	45,877	47,875

See accompanying notes to consolidated financial statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 31, 2004	48,121	$86,238	$135,242	$(201)	$221,279
Exercise of stock options	409	3,662	—	—	3,662
Employee stock purchase plan	54	862	—	—	862
Restricted stock awards	9	155	—	—	155
Repurchase of common stock	(4,000)	(1,581)	(78,068)		(79,649)
Tax benefit from exercise of stock options	—	1,585	—	—	1,585
Comprehensive income:
Net income	—	—	39,673	—	39,673
Unrealized loss on marketable securities, net	—	—	—	(5)	(5)

Total comprehensive income					39,668

Balance at January 29, 2005	44,593	90,921	96,847	(206)	187,562
Exercise of stock options	758	7,072	—	—	7,072
Employee stock purchase plan	53	700	—	—	700
Restricted stock awards	8	155	—	—	155
Repurchase of common stock	(1,435)	(1,479)	(18,520)		(19,999)
Tax benefit from exercise of stock options	—	2,959	—	—	2,959
Comprehensive income:
Net income	—	—	22,419	—	22,419
Unrealized gain on marketable securities, net	—	—	—	193	193

Total comprehensive income					22,612

Balance at January 28, 2006	43,977	100,328	100,746	(13)	201,061
Exercise of stock options	195	1,865	—	—	1,865
Employee stock purchase plan	50	493	—	—	493
Restricted stock awards	8	155	—	—	155
Tax benefit from exercise of stock options, net	—	147	—	—	147
Stock-based compensation expense	—	4,100	—	—	4,100
Comprehensive income:
Net income	—	—	13,626	—	13,626
Unrealized gain on marketable securities, net	—	—	—	10	10

Total comprehensive income					13,636

Balance at February 3, 2007	44,230	$107,088	$114,372	$(3)	$221,457

See accompanying notes to consolidated financial statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Operating Activities
Net income	$13,626	$22,419	$39,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,941	32,396	24,635
Stock-based compensation	4,255	155	155
Tax benefit from exercise of stock options	—	2,959	1,585
Loss on disposal of fixed assets	720	272	751
Impairment of long-lived assets	3,395	1,660	—
Deferred taxes	(5,838)	(5,068)	4,086
Gift card breakage	(1,198)	(3,132)	—
Changes in operating assets and liabilities:
Inventory	(2,708)	(10,679)	(8,544)
Prepaid expenses and other current assets	2,270	(3,987)	(1,736)
Deposits and other assets	(344)	(2)	(53)
Accounts payable, net of overdraft	(2,260)	248	2,033
Accrued liabilities	2,579	9,714	(1,318)
Deferred rent	733	9,714	8,383
Income taxes payable	(198)	(3,099)	1,609

Net cash provided by operating activities	53,973	53,570	71,259

Investing Activities
Purchases of property and equipment	(38,617)	(69,419)	(57,853)
Proceeds from sale of short-term investments	94,354	134,398	162,931
Purchases of short-term investments	(117,923)	(101,114)	(107,709)

Net cash used in investing activities	(62,186)	(36,135)	(2,631)

Financing Activities
Payments on capital lease obligations	(262)	(783)	(141)
Excess tax benefit from stock-based compensation	207	—	—
Proceeds from employee stock purchases and exercise of stock options	2,505	7,772	4,524
Repurchase of common stock	—	(19,999)	(79,649)

Net cash provided by (used in) financing activities	2,450	(13,010)	(75,266)

(Decrease) increase in cash and cash equivalents	(5,763)	4,425	(6,638)
Cash and cash equivalents at beginning of year	9,673	5,248	11,886

Cash and cash equivalents at end of year	$3,910	$9,673	$5,248

Supplemental Information
Cash paid during the period for interest	$24	$35	$8

Cash paid during the period for income taxes	$15,326	$18,973	$17,400

See accompanying notes to consolidated financial statements.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 3, 2007

NOTE 1. Organization and Summary of Significant Accounting Policies

Organization and Business Activities

Hot Topic, Inc. is a mall-based specialty retailer operating the Hot Topic and Torrid concepts. At our Hot Topic stores, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. At our Torrid stores, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of fiscal 2006 (the fiscal year ended February 3, 2007), we operated 694 Hot Topic stores throughout the United States and Puerto Rico, and 131 Torrid stores in 34 states. We also sell merchandise on two websites, www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. We have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts.

Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

Principles of Consolidation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Hot Topic, Inc. and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal year ended February 3, 2007 was a 53-week year. The fiscal years ended January 28, 2006 and January 29, 2005 were 52-week years.

Use of Estimates

We are required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with generally accepted accounting principles. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Our most significant estimates relate to the valuation of inventory balances, the determination of sales returns, the assessment of expected cash flows used in evaluating long-lived assets for impairment and the determination of gift card breakage. The estimation process required to prepare our consolidated financial statements requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Our actual results could differ materially from those estimates.

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

Short-Term Investments

Short-term investments with maturities in excess of three months consist primarily of interest bearing bonds that are highly liquid, low risk and are available for sale. At February 3, 2007 and January 28, 2006, short-term investments consisted of municipal bonds of $40.9 million and $16.8 million, government and corporate bonds of $7.7 million and $8.2 million, respectively. Government obligations were $3.0 million at February 3, 2007 and January 28, 2006. Short-term investments are recorded at fair market value, based on established market prices as of the end of the period for which the values are determined.

Accumulated other comprehensive income is comprised of unrealized gains from short-term investments, net of all related taxes, and are reflected in the Shareholders’ Equity section of the Consolidated Balance Sheets. For the fiscal years ended February 3, 2007 and January 28, 2006, unrealized gains were $10,000 and $193,000, respectively.

Inventory

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation, or in the case of capitalized leases, at the present value of future minimum lease payments. Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. Costs associated with internally developed software are accounted for in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. These costs consist of salaries of employees and payments made to third parties and consultants working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized internal use software costs are amortized using the straight-line method over their estimated useful lives, generally 3 years. In fiscal 2006, we amortized approximately $0.4 million. Additionally, as of February 3, 2007, the net book value of capitalized internal use software totaled approximately $1.0 million. The amortization and net book value amounts were immaterial at January 28, 2006.

Depreciation expense is calculated using the straight-line method over the estimated useful lives of the related assets (3 to 20 years).

Leasehold improvements are amortized using the straight-line method over the shorter of the respective initial lease terms or the 10 year estimated useful life of the assets.

The Company assesses property and equipment for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.

Insurance

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

Revenue Recognition

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

Vendor Allowances

We receive certain allowances from our vendors primarily related to damaged merchandise, markdowns and, for our Torrid division, new store openings. Allowances received from vendors related to damaged merchandise and new Torrid store openings are reflected as a reduction of inventory in the period they are received and allocated to cost of sales during the period in which the items are sold. Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received as these allowances are generally received after goods have been sold or marked down.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include: payroll expenses associated with stores, store operating expenses, store pre-opening costs, marketing expenses; and payroll and other expenses associated with headquarters and administrative functions.

Gift Cards

We recognize estimated gift card breakage as a component of net sales in proportion to actual gift card redemptions over the period that remaining gift card values are redeemed. Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by us for which liability was recorded in prior periods. While customer redemption patterns result in estimated gift card breakage, which approximates 5 to 6%, changes in our customers’ behavior could impact the amount that ultimately is unused and could affect the amount recognized as a component of net sales.

In fiscal 2006, we recognized $1.2 million as a component of sales in proportion to actual gift card redemptions over the period that remaining gift card values are redeemed. In fiscal 2005, we recognized $3.1 million in other income related to gift card breakage, which represented the cumulative estimated amount of gift card breakage from the inception of the program.

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

Advertising Costs

Advertising costs are expensed the first time the event occurs or as incurred. Advertising expenses were $3,842,000, $3,428,000, and $1,372,000 for the years ended February 3, 2007, January 28, 2006 and January 29, 2005, respectively. At February 3, 2007 and January 28, 2006, the amount of advertising costs reported as prepaid advertising was $176,000 and $74,000, respectively.

Income Taxes

We utilize SFAS No. 109, “Accounting for Income Taxes,” which prescribes the use of the liability method to compute the difference between the tax basis of assets and liabilities and the related financial reporting amounts using currently enacted tax laws and rates.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management.

In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges. During the years ended February 3, 2007 and January 28, 2006, we recorded impairment charges of $3.4 million and $1.7 million, respectively, which is included in selling, general and administrative expenses in our consolidated statements of income.

Stock-Based Compensation

Stock-based compensation has been computed in accordance with SFAS No. 123R, “Share-Based Payments” (see Note 2).

Earnings Per Share

Earnings per share has been computed in accordance with SFAS No. 128, “Earnings per Share” (see Note 8).

Accelerated Options

In fiscal 2005, we accelerated the vesting of certain stock options awarded to employees, officers and directors under various stock option plans, which had exercise prices between $19.72 and $21.57 that were above market closing price on November 14, 2005. Options to purchase approximately 1.17 million shares became exercisable immediately as a result of such vesting acceleration. Our Board approved such vesting acceleration as a result of SFAS 123R requiring the expensing of stock options effective in fiscal 2006 which, with respect to such accelerated options, would have negatively impacted our results from operations. We also accelerated the vesting of certain stock options awarded to employees, officers and directors under various stock option plans that had exercise prices that were above market closing price on January 4, 2005. Options to purchase approximately 1.38 million shares became exercisable immediately as a result of such vesting acceleration. Our Board approved such vesting acceleration as a result of SFAS 123R requiring the expensing of stock options which, with respect to such accelerated options, would have negatively impacted our results from operations.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to stockholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

We report comprehensive income in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 established standards for the reporting and display of comprehensive income. Components of comprehensive income include net income (loss), foreign currency translation adjustments and gains/losses associated with investments available for sale. Comprehensive income for the years ended February 3, 2007, January 28, 2006, and January 29, 2005 is as follows (in thousands):

	Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Comprehensive Income
Net income	$13,626	$22,419	$39,673
Unrealized gain on marketable securities, net	10	193	(5)

Total comprehensive income	$13,636	$22,612	$39,668

Off-Balance Sheet Arrangements

As of February 3, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 will be effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial condition, results of operations or cash flows.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 will be effective for fiscal years ending on or after November 15, 2006, with early application encouraged. We adopted SAB 108 for fiscal 2006 and there was no material impact on our financial condition, results of operations or cash flows.

NOTE 2. Stock-Based Compensation

Stock Plan Activity

Under our 1996 Equity Incentive Plan, we granted stock options, stock bonuses, and other awards to our employees, directors, and consultants as deemed appropriate by the Board of Directors (the “Board”). On June 14, 2006, the 1996 Equity Incentive Plan expired and was replaced with the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan was approved by the Board on March 17, 2006 and by our shareholders on June 13, 2006. Upon expiration of the 1996 Equity Incentive Plan, 732,456 shares out of an aggregate of 18,300,000 shares of common stock that were available for grant remained unissued.

The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board. Both incentive and non-statutory stock options granted by us under the 2006 Plan must carry an exercise price of at least 100% of the fair market value of the stock on the date of grant. Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 10 years. In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) the number of unallocated shares of common stock remaining available for issuance under the 1996 Incentive plan as of June 13, 2006, (b) an additional 2,350,000 shares and (c) the number of shares subject to stock awards as of June 13, 2006 under the 1996 Incentive Plan pursuant to the terms of the 1996 Incentive Plan. As of February 3, 2007, 3,177,169 shares were available for future grants. All awards to date under the 2006 Plan have been granted to employees of the company and none have been granted to consultants.

In March 2006, we granted restricted stock “unit” awards under the 1996 Equity Incentive Plan to certain members of our management. None of these awards have vested and no shares have been issued pursuant to the grants. These awards provide for the issuance of up to 474,000 shares of our common stock, with vesting and issuance contingent upon achieving performance goals for fiscal 2008 based upon operating income for the company for that fiscal year; and prior to vesting (or termination without vesting), the “units” will constitute an agreement by us to issue shares to the extent performance goals are ultimately met. The market value of our common stock as of the grant date of these restricted stock “unit” awards was $13.90. Compensation expense for these awards will be recorded over the three-year term of the award, based on the market value as of the grant date, with actual amounts expensed dependent upon the likelihood from period to period of vesting of such awards at the end of fiscal 2008. As of February 3, 2007, it is our best estimate that none of the awards will be earned at the end of the three-year term. This new estimate differs from our previous best estimate in the third quarter of fiscal 2006 that 25% of these awards, or 118,500 out of a possible 474,000, will be earned. Accordingly, during the fourth quarter of fiscal 2006, we reversed previously recognized compensation expense of $412,000. In aggregate, we have not recognized any compensation expense for the twelve months ended February 3, 2007 for these restricted stock unit awards.

Under our 1996 Non-Employee Directors’ Stock Option Plan, we may grant and have granted stock options and other awards to non-employee directors. The exercise price of options granted under this plan shall be determined by the Board at the date of grant and shall not be lower than (i) 100% of the fair market value of our common stock on the date of grant for incentive stock options, (ii) 85% of the fair market value of our common stock on the date of grant for non-statutory stock options, and (iii) 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock. Unless the Board declares otherwise, options vest over four years and generally expire ten years from the date of grant. An aggregate of 720,000 shares of common stock may be issued pursuant to this plan. As of February 3, 2007, 23,264 shares were available for future grants. No options under this plan have been granted to consultants.

In June 2006, we granted 11,842 shares of restricted common stock to non-employee directors under the 1996 Equity Incentive Plan, and we made additional restricted stock grants to non-employee directors in fiscal 2005 and 2004. Restricted shares generally vest in the year subsequent to the grant year. All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board of Directors. The value of these grants is expensed over the vesting period. During fiscal 2006, $155,000, of which $52,000 relates to fiscal 2005 grants, has been expensed. During fiscal 2005, non-employee directors were granted 7,496 shares of restricted stock and $155,000, of which $52,000 related to fiscal 2004 grants, was expensed.

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

Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings occur every six months commencing January 1, 1997. At February 3, 2007, 1,086,960 shares were available for sale to employees under the plan. Compensation expense for the year ended February 3, 2007 was $219,000 to account for the fair value of the rights granted to participants under the plan at the beginning of the then-current offering.

The following table summarizes stock options outstanding as of February 3, 2007, January 28, 2006 and January 29, 2005:

	February 3, 2007		January 28, 2006		January 29, 2005
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	5,775,313	$16.27	5,692,845	$14.67	4,813,795	$11.28
Granted	1,100,296	$13.39	1,424,650	$20.43	1,447,750	$24.75
Exercised	(195,382)	$9.55	(758,334)	$9.33	(409,446)	$8.94
Forfeited or expired	(724,872)	$20.03	(583,848)	$19.63	(159,254)	$19.51

Outstanding at end of year	5,955,355	$15.50	5,775,313	$16.28	5,692,845	$14.67

Exercisable at end of year	4,680,454	$16.01	5,165,454	$16.39	4,417,071	$14.48

The following table summarizes the aggregate intrinsic value and the weighted-average remaining contractual life of options outstanding and exercisable for the years ended February 3, 2007, January 28, 2006 and January 29, 2005:

	Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Aggregate Intrinsic Value
Options Outstanding	$5,473,785	$11,056,928	$32,400,704
Options Exercisable	$5,466,485	$10,972,381	$27,770,094

Weighted-Average Remaining Contractual Life (Years)
Options Outstanding	6.50	6.99	7.23
Options Exercisable	5.81	6.88	7.06

The following table summarizes information about stock options outstanding and exercisable as of February 3, 2007:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life (Years)	Options	Weighted Average Exercise Price
$ 1.51 – $10.31	1,033,471	$5.41	3.09	1,023,471	$5.36
$10.64 – $13.90	1,405,707	$12.80	8.05	333,786	$10.95
$14.01 – $15.61	1,483,552	$15.36	5.92	1,333,390	$15.43
$16.31 – $21.24	1,141,775	$20.61	7.91	1,099,895	$20.74
$21.30 – $27.13	890,850	$25.17	7.14	889,912	$25.17

$ 1.51 – $27.13	5,955,355	$15.50	6.50	4,680,454	$16.01

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the years ended February 3, 2007 and January 28, 2006 are provided in the following table (in thousands):

	Years Ended
	February 3, 2007	January 28, 2006
Proceeds from stock options exercised	$1,865	$7,072
Tax benefit related to stock options exercised	$207	$2,959
Intrinsic value of stock options exercised	$530	$7,736

Accounting for Stock-Based Compensation Expense

Effective January 29, 2006, we adopted SFAS 123R, which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), and instead generally requires that such transactions be accounted for using a fair value based method. We have elected the modified prospective transition method as permitted under SFAS 123R, and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 29, 2006. Stock-based compensation for awards granted prior to January 29, 2006 is based upon the grant-date fair value of such compensation as determined under the pro forma provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Prior to fiscal 2006, we determined stock based compensation expense using the intrinsic value method of APB 25 and we provided the disclosures required by SFAS 123, as amended by SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” The following table provides the pro forma effects on our net income and earnings per share for years ended January 28, 2006 and January 29, 2005 as if the fair value recognition provisions of SFAS 123R had been applied (in thousands, except per share amounts):

	Years Ended
	January 28, 2006	January 29, 2005
Net income
As reported	$22,419	$39,673
Add: Stock-based compensation expense included in reported net income, net of related tax effects	96	96
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(9,225)	(11,804)

Net income	$13,290	$27,965

Basic earnings per share:
As reported	$0.50	$0.86
Pro forma	$0.30	$0.60
Diluted earnings per share:
As reported	$0.49	$0.83
Pro forma	$0.29	$0.59

The effect of recording stock-based compensation for the year ended February 3, 2007 was as follows:

Stock-based compensation by type of award:
Employee stock options and awards	$4,035,940
Restricted stock units	—
Employee stock purchase plan	219,118

Total stock-based compensation expense	$4,255,058
Tax effect on stock-based compensation expense	(1,179,619)

Net effect on net income	$3,075,439

Effect on earnings per share:
Basic and diluted	$(0.07)

For the year ended February 3, 2007, $668,000 was recorded as a component of cost of goods sold and the remainder, $3,587,000, was charged to selling, general and administrative expense. The entire amount of $155,000 was charged to selling, general and administrative expense for the year ended January 28, 2006.

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

The incremental stock-based compensation expense resulting from the adoption of SFAS 123R includes expense related to stock options granted prior to, but not yet vested as of January 29, 2006. As of February 3, 2007, we had $6.5 million of unrecognized expense, net of estimated forfeitures, related to non-vested stock-based compensation, which is expected to be recognized over a weighted average period of 2.99 years.

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

The following weighted average assumptions were used for stock options granted for the years ended February 3, 2007, January 28, 2006 and January 29, 2005:

	Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Risk free interest rate	5%	5%	5%
Expected life	5.0 years	5.0 years	5.0 years
Expected volatility	48%	50%	61%
Expected dividend yield	0.00%	0.00%	0.00%

Weighted average fair value at grant date	$6.07	$7.93	$8.57

NOTE 3. Property and Equipment

Property and equipment are summarized as follows (in thousands):

	February 3, 2007	January 28, 2006
Leasehold improvements	$150,229	$142,201
Furniture, fixtures and equipment	113,219	104,733
Software and licenses	39,758	30,682
Building and land	14,270	14,266

	317,476	291,882
Less: accumulated depreciation and amortization	(150,750)	(120,793)

Property and equipment, net	$166,726	$171,089

NOTE 4. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	February 3, 2007	January 28, 2006
Accrued payroll and related expenses	$11,243	$7,523
Gift cards, gift certificates and store merchandise credits	7,541	7,039
Accrued self insurance liabilities	2,811	2,186
Accrued sales tax	2,742	2,171
Accrued percentage rents	1,256	1,692
Accrued cost of fixed assets and software	447	2,479
Accrued legal settlements and expenses	422	2,355
Other	7,870	8,124

Accrued liabilities	$34,332	$33,569

NOTE 5. Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million. The credit agreement will expire in August 2007. Letters of credit are issued under the credit agreement, which are primarily used for inventory purchases. At February 3, 2007, there were letters of credit for $80,000 outstanding under the credit agreement. There were no letters of credit outstanding at January 28, 2006.

NOTE 6. Commitments and Contingencies

Leases

We have entered into lease agreements for retail, distribution and office space, vehicles, and equipment under primarily noncancelable leases with terms ranging from approximately two to ten years. The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or 5% to 8% of annual sales volume. Certain leases provide for increasing minimum annual rental amounts. Rent expense is recorded on a straight-line basis over the term of the lease based on us taking possession of premises. Accordingly, deferred rent, as reflected in the accompanying balance sheets, represents the difference between rent expense accrued and amounts paid under the terms of the lease agreements. Total rent expense for the years ended February 3, 2007, January 28, 2006, and January 29, 2005 was $52,305,000, $50,710,000, and $44,341,000, respectively, including contingent rentals of $1,741,000, $3,210,000, and $4,259,000, respectively.

Annual future minimum lease payments under operating leases as of February 3, 2007 are as follows (in thousands):

Fiscal Year
2007	$55,963
2008	53,818
2009	51,239
2010	48,240
2011	43,961
Thereafter	102,913

Total minimum operating lease payments	$356,134

Litigation

In April 2006, a California resident filed a lawsuit against us in Superior Court of Los Angeles County, alleging that we violated California Civil Code Section 1747.08. That code section regulates when a retailer is permitted to obtain certain customer information in connection with credit card transactions. The case is alleged as a class action. In May 2006, we answered the complaint and denied all liability. In October 2006, the court gave preliminary approval to a settlement agreement between the plaintiff (on behalf of the purported class) and us, which agreement we entered into as opposed to incurring additional legal fees defending the claims. The settlement agreement set forth our position that complete defenses to the claims exist. Further, there was no admission of liability and no finding of violation of law. In January 2007, the court granted final approval of the settlement terms. Under the settlement agreement, we will pay (during the first two quarters of fiscal 2007) an estimated aggregate of approximately $250,000 to cover certain attorneys’ fees and claims administration costs; and we will provide class members who have opted in to the settlement class a coupon to receive 20% off on a single purchase of up to $100 in our Hot Topic or Torrid stores. We accrued amounts to account for the settlement during our third quarter of 2006 following agreement on the settlement terms. We expect the case to be dismissed with prejudice upon completion of the above steps, and do not expect any further activity with respect to the matter.

On August 7, 2006, Cheryl Axelson filed a purported shareholder derivative action for the benefit of Hot Topic, Inc. in the Los Angeles County Superior Court. The lawsuit named certain of our current and former executive officers and directors as individual defendants and us as a nominal defendant. The lawsuit asserted claims for breach of fiduciary duty and unjust enrichment in connection with the granting of certain stock options by us and sought unspecified damages, disgorgement of the relevant stock options and any proceeds thereof, and other relief. On September 12, 2006, Jane Daily, represented by the same law firms as Ms. Axelson, filed a substantially similar action. In October 2006, the court ordered consolidation of the two cases. We believed the claims were without merit and intended to defend the case vigorously. However, following informal discussions with the plaintiffs’ attorneys, the plaintiffs agreed to dismiss the case, without any sort of payment or obligation made or committed to by us or any of the other defendants. In January 2007, the court granted the parties’ request for dismissal without prejudice, and the case was dismissed.

On December 18, 2006, Lanell Lake filed a purported shareholder derivative action for the benefit of Hot Topic, Inc. in the Los Angeles County Superior Court. The case was substantially similar to the Axelson and Daily cases referenced above. The lawsuit asserted claims against certain of our current and former executive officers and directors for breach of fiduciary duty and unjust enrichment in connection with the granting of stock options. Following that filing, counsel for the parties engaged in informal discussions. As a result, plaintiff agreed to dismiss the case, without any sort of payment or obligation made or committed to by us or any of the other defendants. In January 2007, the court granted the parties’ request for dismissal without prejudice, and the case was dismissed.

We are involved in other matters of litigation that arise in the ordinary course of business. We do not currently believe that the cases referenced above, or any other litigation in which we are currently involved, will have a material adverse effect on our overall financial condition.

Indemnities, Commitments and Guarantees

During the ordinary course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of California. From time to time, we have issued guarantees in the form of letters of credit as security for some merchandise shipments from overseas. At February 3, 2007 there were letters of credit for $80,000 outstanding. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated financial statements.

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

We did not repurchase any of our common stock during the fiscal year ended February 3, 2007.

NOTE 8. Earnings Per Share

We compute earnings per share pursuant to SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period. Options to purchase 4,613,223, 2,306,175, and 1,279,350 shares of common stock were outstanding at February 3, 2007, January 28, 2006, and January 29, 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the shares and, therefore, the effect would be anti-dilutive.

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows (in thousands except per share amounts):

	Feburary 3, 2007	January 28, 2006	January 29, 2005
Basic Earnings Per Share Computation:
Numerator	$13,626	$22,419	$39,673
Denominator:
Weighted average common shares outstanding	44,167	44,924	46,379

Basic earnings per share	$0.31	$0.50	$0.86

Diluted Earnings Per Share Computation:
Numerator	$13,626	$22,419	$39,673
Denominator:
Weighted average common shares outstanding	44,167	44,924	46,379
Incremental shares from assumed exercise of options	584	953	1,496

Total shares	44,752	45,877	47,875

Diluted earnings per share	$0.30	$0.49	$0.83

NOTE 9. Income Taxes

Composition of the provision for income taxes for the years ended (in thousands):

	February 3, 2007	January 28, 2006	January 29, 2005
Current:
Federal	$13,359	$17,141	$17,141
State	1,666	1,706	3,574

	15,025	18,847	20,715

Deferred:
Federal	(5,126)	(5,183)	3,949
State	(505)	115	(46)

	(5,631)	(5,068)	3,903

Total income tax expense	$9,394	$13,779	$24,618

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	February 3, 2007	January 28, 2006
Current deferred tax assets:
Inventory	$884	$582
Accrued expense and other	1,790	1,342
State taxes	277	272
Other assets	307	291

Net current deferred tax assets	3,258	2,487

Noncurrent deferred tax assets (liabilities):
Depreciation	(60)	(4,917)
Deferred rent	2,842	3,963
Stock-based compensation expense	1,124	—

Total noncurrent deferred tax liabilities	3,906	(954)

Net deferred tax assets (liabilities)	$7,164	$1,533

Reconciliation of the provision for income taxes to the statutory tax rate for the years ended:

	February 3, 2007	January 28, 2006	January 29, 2005
Statutory federal rate	35%	35%	35%
Stock-based compensation expense	1.8	—	—
Other permanent differences	0.8	(0.2)	(0.2)
State and local taxes, net of federal benefit	3.3	3.3	3.6
Other items	(0.1)	—	(0.1)

Effective income tax rate	40.8%	38.1%	38.3%

We operate in numerous tax jurisdictions and are subject to routine tax examinations. Future tax examinations could involve difficult issues and multiple years. Although we cannot predict the outcome of future examinations, amounts that could be owed in excess of amounts accrued would impact future tax expense but would not be expected to have material impact on our financial condition. We periodically review the recorded liability for contingent tax obligations and adjust our estimate of the potential liability for tax contingencies. At February 3, 2007 and January 28, 2006, the reserve for contingent tax liabilities was approximately $700,000 and $1,044,000, respectively, which are included in income taxes payable.

The increase in our effective tax rate for the current year is due to the adoption of SFAS 123R, in which we cannot currently recognize a tax benefit for stock-based compensation expense associated with incentive stock options (also known as qualified stock options) and employee stock purchase plan rights.

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

NOTE 11. Deferred Compensation Plan

In August 2006, we adopted the Hot Topic Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”) for the purpose of providing highly compensated employees and members of our Board of Directors a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan. As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held as an asset within a ‘rabbi trust’ on our consolidated balance sheets. We do not currently contribute to the plan. As of February 3, 2007, assets and associated liabilities of the Deferred Compensation Plan were $344,000 and $356,000, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheets.