Form 10-Q
period 2007-05-05
HOT TOPIC INC /CA/
filed 2007-05-29
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 24, 2007 – 44,247,098 shares of common stock, no par value.

HOT TOPIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Hot Topic, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) May 5, 2007	February 3, 2007
Assets
Current assets:
Cash and cash equivalents	$9,911	$3,910
Short-term investments	39,260	51,580
Inventory	75,062	73,868
Prepaid expenses and other	13,621	14,435
Deferred tax assets	3,680	3,258

Total current assets	141,534	147,051

Property and equipment, net	165,970	166,726
Deposits and other	962	588
Deferred tax assets	4,059	3,906

Total assets	$312,525	$318,271

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$21,587	$15,862
Accrued liabilities	27,667	34,332
Income taxes payable	—	5,590

Total current liabilities	49,254	55,784

Deferred rent	40,117	40,674
Deferred compensation liability	762	356
Income taxes payable	1,258	—

Commitments and contingencies

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, no par value; 150,000,000 shares authorized; 44,247,098 and 44,229,848 shares issued and outstanding at May 5, 2007 and February 3, 2007, respectively	108,410	107,088
Retained earnings	112,727	114,372
Accumulated other comprehensive loss	(3)	(3)

Total shareholders’ equity	221,134	221,457

Total liabilities and shareholders’ equity	$312,525	$318,271

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 5, 2007	April 29, 2006
Net sales	$157,282	$154,041
Cost of goods sold, including buying, distribution and occupancy costs	105,695	105,784

Gross margin	51,587	48,257

Selling, general and administrative expenses	53,404	50,942

Loss from operations	(1,817)	(2,685)

Interest income, net	506	403

Loss before benefit for income taxes	(1,311)	(2,282)

Benefit for income taxes	(502)	(874)

Net loss	$(809)	$(1,408)

Loss per share:
Basic	$(0.02)	$(0.03)

Diluted	$(0.02)	$(0.03)

Shares used in computing loss per share:
Basic	44,245	44,065
Diluted	44,245	44,065

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	May 5, 2007	April 29, 2006
OPERATING ACTIVITIES
Net loss	$(809)	$(1,408)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,930	9,201
Stock-based compensation	1,251	1,324
Loss on disposal of fixed assets	95	25
Impairment of long-lived assets	158	—
Deferred taxes	(637)	(376)
Gift card breakage	(170)	(149)
Changes in operating assets and liabilities:
Inventory	(1,194)	(11,204)
Prepaid expenses and other current assets	814	(350)
Deposits and other assets	(373)	(1)
Accounts payable	5,724	9,398
Accrued liabilities	(6,127)	(3,011)
Deferred rent	(557)	575
Income taxes payable	(5,168)	(5,787)

Net cash provided by (used in) operating activities	2,937	(1,763)

INVESTING ACTIVITIES
Purchases of property and equipment	(9,428)	(11,217)
Proceeds from sale of short-term investments	22,300	8,541
Purchases of short-term investments	(9,980)	(6,271)

Net cash provided by (used in) investing activities	2,892	(8,947)

FINANCING ACTIVITIES
Payments on capital lease obligations	—	(197)
Excess tax benefit from stock-based compensation	62	165
Proceeds from employee stock purchases and exercise of stock options	110	1,762

Net cash provided by financing activities	172	1,730

Increase (decrease) in cash and cash equivalents	6,001	(8,980)
Cash and cash equivalents at beginning of year	3,910	9,673

Cash and cash equivalents at end of period	$9,911	$693

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$—	$—

Cash paid during the period for income taxes	$5,687	$7,781

See accompanying Notes to Condensed Consolidated Financial Statements.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Organization and Basis of Presentation

We are a mall-based specialty retailer operating the Hot Topic and Torrid concepts. At our Hot Topic stores, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. At our Torrid stores, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of the first quarter of fiscal 2007 (May 5, 2007, in the 52-week fiscal year ending February 2, 2008), we operated 695 Hot Topic stores throughout the United States and Puerto Rico and 131 Torrid stores in 34 states. We also sell merchandise on two websites, www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. We have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

The information set forth in these financial statements is unaudited except for the February 3, 2007 condensed consolidated balance sheet. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments, consisting only of normal recurring entries, necessary for a fair presentation have been included.

NOTE 2. Stock-Based Compensation

Stock Plan Activity

Under our 1996 Equity Incentive Plan, we granted stock options, stock bonuses and other awards to our employees, directors and consultants as deemed appropriate by the Board of Directors (the “Board”). On June 14, 2006, the 1996 Equity Incentive Plan expired and was replaced with the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan was approved by the Board on March 17, 2006 and by our shareholders on June 13, 2006. Upon expiration of the 1996 Equity Incentive Plan, 732,456 shares out of an aggregate of 18,300,000 shares of common stock that were authorized for grant remained available for grant and unissued.

The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board. Both incentive and non-statutory stock options granted by us under the 2006 Plan must carry an exercise price of at least 100% of the fair market value of the stock on the date of grant. Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 10 years. In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) the number of unallocated shares of common stock remaining available for issuance under the 1996 Incentive plan as of June 13, 2006, (b) an additional 2,350,000 shares and (c) the number of shares subject to stock awards as of June 13, 2006 under the 1996 Incentive Plan pursuant to the terms of the 1996 Incentive Plan. As of May 5, 2007, 1,326,007 shares were available for future grants. All awards to date under the 2006 Plan have been granted to our employees and none have been granted to consultants.

In March 2006, we granted restricted stock unit awards under the 1996 Equity Incentive Plan to certain members of our management. None of these awards have vested and no shares have been issued pursuant to the grants. These awards provide for the issuance of up to 474,000 shares of our common stock, with vesting and issuance contingent upon achieving performance goals for fiscal 2008 based upon our operating income for that fiscal year; and prior to vesting (or termination without vesting), the units will constitute an agreement by us to issue shares to the extent performance goals are ultimately met. The market value of our common stock as of the grant date of these restricted stock unit awards was $13.90. Compensation expense for these awards is required to be recorded over the three-year term of the award, based on the market value as of the grant date, with actual amounts expensed dependent upon the likelihood from period to period of vesting of such awards at the end of fiscal 2008. As of May 5, 2007, it is our best estimate that none of these awards will be earned at the end of the three-year term. Thus, in aggregate, we have not recognized any compensation expense during the three months ended May 5, 2007 for these restricted stock unit awards.

Upon the Board’s approval in March 2007, we granted restricted stock unit awards under the 2006 Plan to certain members of our management. This grant is substantially similar to the grant under the 1996 Equity Incentive Plan. None of these awards have vested and no shares have been issued pursuant to the grants. These awards provide for the issuance of up to 600,000 shares of our common stock, with vesting and issuance contingent upon achieving performance goals for fiscal 2009 based upon our operating income for that fiscal year; and prior to vesting (or termination without vesting), the units will constitute an agreement by us to issue shares to the extent performance goals are ultimately met. The market value of our common stock as of the grant date of these restricted stock unit awards was $11.31. Compensation expense for these awards is required to be recorded over the three-year term of the award, based on the market value as of the grant date, with actual amounts expensed dependent upon the likelihood from period to period of vesting of such awards at the end of fiscal 2009. As of May 5, 2007, it is our best estimate that 50% of these awards will be earned at the end of the three-year term. As a result, we recognized $283,000 as compensation expense in the first quarter of fiscal 2007 for these restricted stock unit awards.

Under our 1996 Non-Employee Directors’ Stock Option Plan, we may grant and have granted stock options and other awards to non-employee directors. The exercise price of options granted under this plan shall be determined by the Board at the date of grant and shall not be lower than (i) 100% of the fair market value of our common stock on the date of grant for incentive stock options, (ii) 85% of the fair market value of our common stock on the date of grant for non-statutory stock options and (iii) 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock. Unless the Board declares otherwise, options vest over four years and generally expire ten years from the date of grant. An aggregate of 720,000 shares of common stock may be issued pursuant to this plan. As of May 5, 2007, 23,264 shares were available for future grants. No options under this plan have been granted to consultants.

In June 2006, we granted 11,842 shares of restricted common stock to non-employee directors under the 1996 Equity Incentive Plan, and we made additional restricted stock grants to non-employee directors in fiscal 2005. Restricted shares generally vest in the year subsequent to the grant year. All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board of Directors. The value of these grants is expensed over the vesting period. During the three months ended May 5, 2007, $39,000, all of which relates to the fiscal 2006 grant, has been expensed. During fiscal 2005, non-employee directors were granted 7,496 shares of restricted stock. The associated expense of $39,000, all of which related to the fiscal 2005 grant, was expensed during the three months ended April 29, 2006.

The following table summarizes stock options outstanding under all of our plans as of May 5, 2007, as well as activity through the first quarter then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 3, 2007	5,955,355	$15.50

Granted	1,044,500	$11.33
Exercised	(17,250)	$2.83
Forfeited or expired	(87,588)	$18.02

Outstanding at May 5, 2007	6,895,017	$14.87	6.79	$5,690

Exercisable at May 5, 2007	4,885,974	$15.91	5.72	$5,665

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three months ended May 5, 2007 and April 29, 2006 are provided in the following table (in thousands):

	Three Months Ended
	May 5, 2007	April 29, 2006
Proceeds from stock options exercised	$49	$1,762
Tax benefit related to stock options exercised	$62	$165
Intrinsic value of stock options exercised	$154	$431

In June 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees. All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan. Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 15% discount on shares purchased under the Stock Purchase Plan. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings occur every six months commencing January 1, 1997. At May 5, 2007, 1,086,960 shares could still be sold to employees under the plan. Compensation expense for the three months ended May 5, 2007 was $43,000 to account for the fair value of the rights granted to participants under the plan at the beginning of the then-current offering.

Accounting for Stock-Based Compensation Expense

Effective January 29, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments,” (“SFAS 123R”) which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and instead generally requires that such transactions be accounted for using a fair value based method. We have elected the modified prospective transition method as permitted under SFAS 123R, and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 29, 2006. Stock-based compensation for awards granted prior to January 29, 2006 is based upon the grant-date fair value of such compensation as determined under the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

The effect of recording stock-based compensation for the three months ended May 5, 2007 was as follows:

	Three Months Ended
	May 5, 2007	April 29, 2006
Stock-based compensation by type of award:
Employee stock options and awards	$924,557	$1,017,656
Restricted stock units	282,750	274,525
Employee stock purchase plan	43,296	31,500

Total stock-based compensation expense	$1,250,603	$1,323,681
Tax effect on stock-based compensation expense	(421,588)	(375,460)

Net effect on net income	$829,015	$948,221

Effect on earnings per share:
Basic and diluted	$0.02	$0.02

For the three months ended May 5, 2007 and April 29, 2006, $209,000 and $182,000, respectively, of stock and equity awards compensation expense was recorded as a component of cost of goods sold and the remainder, $1,042,000 and $1,142,000, respectively, was charged to selling, general and administrative expense.

The incremental stock-based compensation expense resulting from the adoption of SFAS 123R includes expense related to stock options granted prior to, but not yet vested as of January 29, 2006. As of May 5, 2007, we had $11.5 million of unrecognized expense related to non-vested stock-based compensation, which is expected to be recognized over a weighted average period of 3.39 years.

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

The following weighted average assumptions were used for stock options granted:

	Three Months Ended
	May 5, 2007		April 29, 2006
Risk free interest rate	5%		5%
Expected life	5	years	5	years
Expected volatility	47%		48%
Expected dividend yield	0%		0%

Weighted average fair value at grant date	$ 5.39		$ 5.18

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

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	May 5, 2007	April 29, 2006
Basic earnings computation:
Numerator	$(809)	$(1,408)

Denominator:
Weighted average common shares outstanding	44,245	44,065
Incremental shares from assumed conversion of options	—	—

Total shares	44,245	44,065

Basic loss per share	$(0.02)	$(0.03)
Diluted loss per share	$(0.02)	$(0.03)

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive:

	Three Months Ended
	May 5, 2007	April 29, 2006
Anti-dilutive options	5,097,943	4,564,136

The calculation of dilutive shares also excludes the 600,000 and 474,000 restricted stock unit awards granted to certain members of our management in March 2007 and March 2006, respectively, as they are contingent upon achieving certain fiscal 2009 and 2008, respectively, performance goals.

NOTE 4. Comprehensive Loss

Comprehensive loss for the three months ended May 5, 2007 and April 29, 2006 is as follows (in thousands):

	Three Months Ended
	May 5, 2007	April 29, 2006
Comprehensive loss
Net loss	$(809)	$(1,408)
Unrealized loss on marketable securities, net	—	(1)

Total comprehensive loss	$(809)	$(1,409)

NOTE 5. Deferred Compensation Plan

In August 2006, we adopted the Hot Topic Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”) for the purpose of providing highly compensated employees and members of our Board of Directors a program to meet their financial planning needs. The Deferred

Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan. As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held as an asset within a ‘rabbi trust’ on our condensed consolidated balance sheets. We do not currently contribute to the plan. As of May 5, 2007, assets and associated liabilities of the Deferred Compensation Plan were $718,000 and $762,000, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our condensed consolidated balance sheets.

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

In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges. Based on our review at May 5, 2007, we recorded an impairment charge of $158,000, which is included in selling, general and administrative expenses for the first quarter in our condensed consolidated statements of operations. No impairment charges were recorded during the three months ended April 29, 2006.

NOTE 7. Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million. The credit agreement will expire in August 2007, and we expect to renew the credit agreement under similar terms. Letters of credit are issued under the credit agreement, which are primarily used for inventory purchases. There were letters of credit for $270,000 and $80,000 outstanding at May 5, 2007 and February 3, 2007, respectively.

NOTE 8. Commitments and Contingencies

Litigation

In April 2006, a California resident filed a lawsuit against us in Superior Court of Los Angeles County, alleging that we violated California Civil Code Section 1747.08. That code section regulates when a retailer is permitted to obtain certain customer information in connection with credit card transactions. The case is alleged as a class action. In May 2006, we answered the complaint and denied all liability. In October 2006, the court gave preliminary approval to a settlement agreement between the plaintiff (on behalf of the purported class) and us, which agreement we entered into as opposed to incurring additional legal fees defending the claims. The settlement agreement set forth our position that complete defenses to the claims exist. Further, there was no admission of liability and no finding of violation of law. In January 2007, the court granted final approval of the settlement terms. Under the settlement agreement, we will pay (during the first two quarters of fiscal 2007) an estimated aggregate of approximately $250,000 to cover certain attorneys’ fees and claims administration costs; and we have provided class members who opted in to the settlement class a coupon to receive 20% off on a single purchase of up to $100 in our Hot Topic or Torrid stores. We accrued amounts to account for the settlement during our third quarter of 2006 following agreement on the settlement terms. In April 2007, the case was dismissed with prejudice, and we do not expect any further activity with respect to the matter.

We are involved in other matters of litigation that arise in the ordinary course of business. We do not currently believe that the case referenced above, or any other litigation in which we are currently involved, will have a material adverse effect on our overall financial condition.

Indemnities, Commitments and Guarantees

During the ordinary course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of California. We have issued guarantees in the form of letters of credit as security for some merchandise shipments from overseas. There were letters of credit for $270,000 and $80,000 outstanding at May 5, 2007 and February 3, 2007, respectively. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated financial statements.

NOTE 9. Impact of Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions. FIN 48 requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and in subsequent periods. For additional information on the adoption of FIN 48, see Note 10 below.

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

NOTE 10. Adoption of FIN 48

On February 4, 2007, we adopted the provisions of FIN 48. Differences between the amount recognized in our condensed consolidated financial statements prior to the adoption of FIN 48 and the amounts reported as a result of adoption have been accounted for as a cumulative effect adjustment recorded to our February 4, 2007 beginning retained earnings balance. The adoption of FIN 48 decreased our February 4, 2007 balance of retained earnings and increased our liability for unrecognized tax benefits by $0.8 million, of which $0.1 million related to interest and $0.1 million related to penalties.

As of the adoption date, the total liability for income tax associated with unrecognized tax benefits was $1.5 million, all of which, if recognized, would affect our effective tax rate. As of May 5, 2007, the liability for income tax associated with uncertain tax positions did not materially change.

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits in tax expense. At May 5, 2007, we accrued $0.3 million of interest and penalties related to uncertain tax positions. The provision for interest and penalties related to uncertain tax positions during the first quarter of fiscal 2007 was not material.

We operate stores throughout the United States and Puerto Rico, and as a result, we file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before fiscal 2002. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe our reserves for income taxes represent the most probable outcome. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances.

We anticipate that our total amount of liability for unrecognized tax benefits may change due to the settlement of audits and the expiration of statute of limitations in the next 12 months. As such, we have classified tax reserves of $0.3 million as a current liability.

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

OVERVIEW

We are a mall-based specialty retailer operating the Hot Topic and Torrid concepts. At our Hot Topic stores, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. At our Torrid stores, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of the first quarter of fiscal 2007 (May 5, 2007 in the 52-week fiscal year ending February 2, 2008), we operated 695 Hot Topic stores throughout the United States and Puerto Rico and 131 Torrid stores in 34 states. We also sell merchandise on two websites, www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

Since our Hot Topic division focuses on music/pop culture-licensed and music/pop culture-inspired trends, we have adopted a teen customer-focused strategy which includes immersing ourselves into the rock music and pop culture scene, identifying products that are inspired by these scenes, and creating an in-store environment that reflects our inspiration. Our feedback loop is integral to our strategy. We gain input from customers and store associates via reading customer comment cards and associate concert reports, visiting stores, allowing direct email communication with stores and observing focus groups. We believe this direct engagement with customers provides a competitive advantage over other mall-based fashion retailers.

Our Torrid division focuses on fashion forward apparel and accessories for plus-size women. Our target customers have a youthful attitude and desire to reflect current fashion trends in their dress. We continue to make significant progress in the development of our Torrid brand. Consistent marketing, growth of our loyalty program, divastyle®, in-store operational improvements and refocusing the assortment to more correctly reflect our customers’ attitudes and preferences all contribute to the growth of the brand.

At the end of the first quarter of fiscal 2007, our 695 Hot Topic stores and 131 Torrid stores compared to 671 Hot Topic stores and 123 Torrid stores at the end of the first quarter of fiscal 2006. During the first quarter of fiscal 2007, we opened a total of two Hot Topic stores and closed one Hot Topic store. We also remodeled or relocated 17 Hot Topic stores during the quarter; six of these remodels or relocations saw their square footage change by over 15%.

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

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal year ending February 2, 2008 is a 52-week fiscal year, and fiscal year ended February 3, 2007 was a 53-week year.

The 53rd week in fiscal 2006 caused a one-week shift in our 2007 fiscal calendar, referred to below as the Retail Calendar Shift, resulting in the end of the first quarter of fiscal 2007 being shifted later by one week relative to the quarter-ending date last fiscal year. If there are seasonal influences near quarter-end dates, year-over-year comparisons may be impacted by the Retail Calendar Shift. Our reported comparable store results for fiscal 2007, both in this report and in our other public disclosures, are being adjusted for the shift.

The following discussion of our results of operations, financial condition and liquidity and other matters should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes related thereto.

RESULTS OF OPERATIONS

Three Months Ended May 5, 2007 Compared to the Three Months Ended April 29, 2006

The following table sets forth selected data from our statement of operations expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

For the three months ended:	May 5, 2007	April 29, 2006
Net sales	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	67.2	68.7

Gross margin	32.8	31.3
Selling, general and administrative expenses	34.0	33.1

Loss from operations	(1.2)	(1.7)
Interest income, net	0.3	0.2

Loss before benefit for income taxes	(0.9)	(1.5)
Benefit for income taxes	(0.3)	(0.6)

Net loss	(0.6)%	(0.9)%

Net sales increased $3.3 million, or 2.1%, to $157.3 million during the first quarter of fiscal 2007 from $154.0 million during the first quarter of fiscal 2006. The components of this $3.3 million increase in net sales are as follows:

Amount ($ millions)	Description
$ 3.3	Net sales from new Hot Topic stores opened since the first quarter of fiscal 2006 and Hot Topic stores not yet qualifying as comparable stores.

2.0	Net sales from new Torrid stores opened since the first quarter of fiscal 2006 and Torrid stores not yet qualifying as comparable stores.

1.2	Increase in Internet sales (hottopic.com and torrid.com).

0.3	Net sales from 12 expanded or relocated Hot Topic and Torrid stores not yet qualifying as comparable stores.

(3.5)	2.3% decrease in comparable store net sales in the first quarter of fiscal 2007 compared to the prior year quarter.

$ 3.3	Total

At the end of the first quarter of fiscal 2007, 735 of our 826 stores (Hot Topic and Torrid) were included in the comparable store base, compared to 638 of our 794 stores (Hot Topic and Torrid) open at the end of the first quarter of fiscal 2006. Sales of our Hot Topic division’s apparel and tee-shirts, as a percentage of total net sales, remained the same at 56% for the first quarter of fiscal 2007 and 2006.

Gross margin increased $3.3 million, or 6.9%, to $51.6 million during the first quarter of fiscal 2007 from $48.3 million during the first quarter of fiscal 2006. As a percentage of net sales, gross margin increased to 32.8% during the first quarter of fiscal 2007 from 31.3% in the first quarter of fiscal 2006.

The significant components of this 1.5% increase in gross margin as a percentage of net sales are as follows:

%	Description
2.2%	Increase in merchandise margin primarily due to higher initial markup and lower freight-in expenses, partially offset by slightly higher markdowns.

0.5	Decrease in distribution expenses primarily due to lower outside temporary personnel expenses and lower freight expenses to stores.

(1.2)	Increase in store occupancy and depreciation expenses, primarily due to the acceleration of depreciation related to our store remodel and relocation program and deleveraging store expenses over lower comparable store sales.

1.5%	Total

Selling, general and administrative expenses increased $2.5 million, or 4.8%, to $53.4 million during the first quarter of fiscal 2007 compared to $50.9 million during the first quarter of fiscal 2006. The total dollar increase in selling, general and administrative expenses was primarily attributable to a 3.9% increase in the number of retail stores from 794 at the end of the first quarter of fiscal 2006 to 826 at the end of the first quarter of fiscal 2007 and the corresponding additional payroll and other expenses required to support these additional stores. As a percentage of net sales, selling, general and administrative expenses increased to 34.0% in the first quarter of fiscal 2007 compared to 33.1% in the first quarter of fiscal 2006. The significant components of the 0.9% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
0.6%	Increase in other general and administrative expenses primarily due to support personnel and consulting fees for enhancements to computer systems.

0.5	Increase in store payroll expense due to deleveraging of payroll costs relative to our decrease in comparable store sales.

0.2	Increase in marketing expenses due to the delivery of a basic sign kit which stores can utilize for all promotions throughout the year, compared to the creation of signs on a monthly basis which spread the cost throughout fiscal 2006.

0.1	Increase in performance-based bonuses.

(0.1)	Decrease in pre-opening expenses due to opening fewer stores in the first quarter of 2007 as compared to the first quarter of 2006.

(0.1)	Decrease in other store expenses primarily due to store supplies, partially offset by an increase in utilities.

(0.2)	Decrease in non-cash stock-based compensation expense allocated to selling, general and administrative expense in the first quarter of 2007.

(0.1)	Decrease in depreciation and amortization primarily due to the drop off of fully depreciated software assets in the third quarter of 2006.

0.9%	Total

Operating loss decreased $0.9 million to $1.8 million during the first quarter of fiscal 2007 from $2.7 million during the first quarter of fiscal 2006. As a percentage of net sales, operating loss was 1.2% in the first quarter of fiscal 2007 compared to 1.7% in the first quarter of fiscal 2006.

Net interest income as a percentage of sales was 0.3% in the first quarter of fiscal 2007 compared to 0.2% in the first quarter of fiscal 2006.

Income tax benefit was $0.5 million for the first quarter of fiscal 2007 compared to $0.9 million for the first quarter of fiscal 2006. The effective tax rate remained the same at 38.3% for the first quarter of fiscal 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

Historically and during the first quarter of fiscal 2007, our primary uses of cash have been to finance store openings and remodels and purchase merchandise inventories. In the past we have also made periodic repurchases of our common shares. During the quarter and consistent with recent years, we have satisfied our cash requirements principally from cash flows from operations, and to a lesser extent, proceeds from the exercise of stock options. We also maintain a $5.0 million unsecured credit agreement for issuing letters of credit, primarily for inventory purchases. There were letters of credit for $270,000 and $80,000 outstanding at May 5, 2007 and February 3, 2007, respectively.

Net cash flows provided by operating activities were $3.0 million in the first three months of fiscal 2007 compared to $1.8 million used in operating activities in the first three months of fiscal 2006. The $4.8 million increase in cash flows from operating activities in the first three months of fiscal 2007 compared to the first three months of fiscal 2006 was primarily attributable to a reduction in inventory, partially offset by decreases in accounts payable and accrued liabilities.

Net cash flows provided by investing activities were $2.9 million in the first three months of fiscal 2007 compared to net cash flows used in financing activities of $8.9 million in the first three months of fiscal 2006. The $11.8 million increase in the first three months of fiscal 2007 compared to the first three months of fiscal 2006 resulted principally from a $10.0 million increase in proceeds from the sale of short-term investments, net of purchases, along with a $1.8 million decrease in purchases of property and equipment.

Net cash flows provided by financing activities were $0.1 million and $1.7 million in the first three months of fiscal 2007 and 2006, respectively. The $1.6 million decrease in net cash flows in the first three months of fiscal 2007 compared to the first three months of fiscal 2006 resulted primarily from a $1.7 million decrease in proceeds from employee stock purchases and exercise of stock options.

The following table summarizes certain contractual obligations as of May 5, 2007, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period ($ in thousands)
Contractual obligations*	Total	Within 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating leases	$351,117	$54,853	$104,972	$91,018	$100,274
Purchase obligations	$80,494	80,494	—	—	—
Letters of credit and other obligations	$1,460	1,460	—	—	—

Total contractual obligations	$433,071	$136,807	$104,972	$91,018	$100,274

*	Excludes obligations arising from the adoption of FIN 48

We expect capital expenditures for fiscal 2007 to be approximately $45 to $50 million, which will relate primarily to the remodeling or relocating of Hot Topic stores and the opening of new Hot Topic and Torrid stores. The remainder of the expenditures will be primarily for improvements to our information technology and corporate infrastructure. We believe our current cash balances and cash generated from operations will be sufficient to fund our operations and planned expansion through at least the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related primarily to inventories, long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion about the application of these and other accounting policies, refer to the notes included in our Annual Report on Form 10-K for the year ended February 3, 2007.

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

During the first quarter of fiscal 2007, we completed the conversion of our core merchandising system to the most current vendor release. The conversion was not made in response to any significant deficiency or material weakness in our internal controls.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In April 2006, a California resident filed a lawsuit against us in Superior Court of Los Angeles County, alleging that we violated California Civil Code Section 1747.08. That code section regulates when a retailer is permitted to obtain certain customer information in connection with credit card transactions. The case is alleged as a class action. In May 2006, we answered the complaint and denied all liability. In October 2006, the court gave preliminary approval to a settlement agreement between the plaintiff (on behalf of the purported class) and us, which agreement we entered into as opposed to incurring additional legal fees defending the claims. The settlement agreement set forth our position that complete defenses to the claims exist. Further, there was no admission of liability and no finding of violation of law. In January 2007, the court granted final approval of the settlement terms. Under the settlement agreement, we will pay (during the first two quarters of fiscal 2007) an estimated aggregate of approximately $250,000 to cover certain attorneys’ fees and claims administration costs; and we have provided class members who opted in to the settlement class a coupon to receive 20% off on a single purchase of up to $100 in our Hot Topic or Torrid stores. We accrued amounts to account for the settlement during our third quarter of 2006 following agreement on the settlement terms. In April 2007, the case was dismissed with prejudice, and we do not expect any further activity with respect to the matter.

We are involved in other matters of litigation that arise in the ordinary course of business. We do not currently believe that the cases referenced above, or any other litigation in which we are currently involved, will have a material adverse effect on our overall financial condition.

Item 1A.	Risk Factors

CERTAIN RISKS RELATED TO OUR BUSINESS

Before deciding to invest in Hot Topic, Inc. or to maintain or increase an investment in Hot Topic, Inc., readers should carefully consider the risks described below, in addition to the other information contained in our Annual Report on Form 10-K and in other filings with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The risks described below are not the only risks we face. Additional risks that are not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks actually occur, our business, financial condition and results of operations could be seriously harmed, and our stock price could decline. The risks described below include certain revisions to the risks set forth in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

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

We currently anticipate opening approximately 35 stores, consisting of approximately 15 Hot Topic and approximately 20 Torrid stores, during fiscal 2007. We also plan to remodel or relocate approximately 60 to 80 existing stores during the fiscal year for broader implementation of our new Hot Topic store design and plan to close approximately 10 Hot Topic stores and 10 Torrid stores in fiscal 2007.

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

Our growth strategy of new store openings could create challenges we may not be able to adequately meet.

Our net sales have grown appreciably during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, the introduction of new products. Of our 826 stores opened as of May 5, 2007, 35 had been open for less than one full year. We intend to continue to pursue a growth strategy for the foreseeable future, and our future operating results will depend in part upon our ability to open and operate stores successfully and to profitably manage a larger business.

We currently anticipate opening a total of approximately 35 stores, consisting of 15 Hot Topic and 20 Torrid stores, during fiscal 2007, further increasing the number of stores we operate. As of May 5, 2007, two of those new Hot Topic stores were open and no new Torrid stores were open.

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

In order to manage our planned expansion, among other things, we will need to locate suitable store sites, negotiate acceptable lease terms, obtain or maintain adequate capital resources on acceptable terms, source sufficient levels of inventory, hire and train store managers and sales associates, integrate new stores into our existing operations and maintain adequate distribution center space and information technology and other operations systems. Our opening of a second distribution center in Tennessee during fiscal 2005 was designed to address some of our growth challenges, but achieving and maintaining operating efficiencies in multiple distribution centers is subject to numerous risks and uncertainties.

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

A variety of factors affects our comparable store sales including, among others, the timing of new music releases and music/pop culture-related products; music and fashion trends; the general retail sales environment and the effect of the overall economic environment; our ability to efficiently source and distribute products; changes in our merchandise mix; ability to attain exclusivity and certain pop-culture related licenses; competition from other retailers; opening of new stores in existing markets and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that such fluctuations will continue. Our comparable store sales results were (2.3)% for the first quarter of fiscal 2007. The following table shows our comparable store sales results for other recent periods:

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

Our financial performance is largely dependent upon the continued popularity of alternative and rock music, the Internet and digital music, music videos and MTV and other music television networks among teenagers and college-age adults; the emergence of new artists and the success of music releases and music/pop culture-related products; the continuance of a significant level of teenage spending on music/pop culture-licensed and music/pop culture-influenced products; and our ability to anticipate and keep pace with the music, fashion and merchandise preferences of our customers. The popularity of particular types of music, artists, styles, trends and brands is subject to change. Our failure to anticipate, identify and react appropriately to changing trends could lead to, among other things, excess inventories and higher markdowns, which could have a material adverse effect on our results of operations and financial condition and on our image with customers. There can be no assurance that our new products will be met with the same level of acceptance as in the past or that the failure of any new products will not have an adverse material effect on our business, results of operations and financial condition.

Economic conditions could change in ways that reduce our sales or increase our expenses.

Certain economic conditions affect the level of consumer spending on merchandise we offer, including, among others, employment levels, salary and wage levels, interest rates, taxation and consumer confidence in future economic conditions. We are also dependent upon the continued popularity of malls as a shopping destination, the ability of mall anchor tenants and other attractions to generate customer traffic and the development of new malls. A slowdown in the United States economy or an uncertain economic outlook could lower consumer spending levels and cause a decrease in mall traffic or new mall development, each of which would adversely affect our growth, sales results and financial performance.

Recording impairment charges for certain underperforming Hot Topic and Torrid stores may negatively impact our future financial condition or results of operations, and closing stores might not have positive impact.

We recorded $0.2 million, $3.4 million and $1.7 million in impairment charges during the first three months of fiscal 2007, the year ended fiscal 2006 and the year ended fiscal 2005, respectively, based on review of certain underperforming stores. There can be no assurance that we will not incur future impairment charges for underperforming stores which could have a significant negative impact on our operating results. In addition, we closed four stores during fiscal 2006, consisting of three Hot Topic stores and one Torrid store. Although the stores closed in 2006 had been underperforming as compared with our other Hot Topic and Torrid stores, there is no assurance these store closures will have a significant positive impact on our operating results. We expect to close approximately 10 Hot Topic stores and 10 Torrid stores in fiscal 2007. We also expect to close additional stores in the future, which also could adversely affect our operating results.

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

Our business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school, Halloween and holiday (defined as the week of Thanksgiving through the first few days of January) seasons and other periods when schools are not in session. The holiday season has historically been our single most important selling season. We believe that the importance of the summer vacation and back-to-school seasons (which affect operating results in the second and third quarters) and to a lesser extent, the spring break season (which affects operating results in the first quarter) as well as Halloween (which affects operating results in the third quarter), all reduce our dependence on the holiday selling season, but this will not always be the case to the same degree. As is the case with many retailers of apparel, accessories and related merchandise, we typically experience lower net sales in the first fiscal quarter relative to other quarters.

We have many important vendor relationships, and our ability to get merchandise could be hurt by changes in those relationships and events harmful to our vendors could impact our results of operations.

Our financial performance depends on our ability to purchase desired merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, substantially all of our music/pop culture-licensed products are available only from vendors that have exclusive license rights. In addition, small, specialized vendors, some of which create unique products primarily for us, supply certain of our products. Our smaller vendors generally have limited resources, production capacities and operating histories and some of our vendors have restricted the distribution of their merchandise in the past. We generally have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms in the future. Any inability to acquire suitable merchandise, or the loss of one or more key vendors, may have a material adverse effect on our business, results of operations and financial condition.

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

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. As a result, we could incur significant expenses addressing problems created by security breaches of our network. Moreover, we could incur significant expenses in connection with system failures. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions.

We have made and plan to continue to make significant changes to information systems and software used in operation of our business, and we may not be able to effectively adopt changes in a way to prevent failures in our operations or negative impact on our financial performance and reporting.

Over the past several years, we have made improvements to existing hardware and software systems, as well as implemented new systems. For example, we have invested approximately $6 million dollars to enhance the functionality of our current Escalate software and to implement new financial and human resources systems software from Lawson Software. In addition, we invested approximately $10 million in the implementation of a new warehouse management software system, a new Internet order management software system and a new customer loyalty software system. We expect to significantly increase our reliance on these systems throughout fiscal 2007. If these information systems and software do not work effectively, we may experience delays or failures in our operations. These delays or failures could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. To manage growth of our operations and personnel, we will need to continue to improve our operational and financial systems, transaction processing and procedures and controls, and in doing so, we could incur substantial additional expenses.

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

We have historically used stock options as a component of our total employee compensation program in order to align employees’ interests with the interests of our shareholders, encourage employee retention and provide competitive compensation and benefit packages. In recent periods, our employee stock options have had exercise prices in excess of Hot Topic’s stock price, which reduces their value to employees and could affect our ability to retain present, or attract prospective employees. There are other forms of stock-based compensation available to us, but these are similarly less attractive when a company’s stock price is declining. In addition, in accordance with SFAS 123R, we began recording expenses for stock-based payments, including stock options, in the first quarter of fiscal 2006. As a result, we now incur increased compensation costs associated with our stock-based compensation programs. Moreover, difficulties relating to obtaining shareholder approval of equity compensation plans could make it harder or more expensive for us to grant stock-based payments to employees in the future. Like other companies, we review our equity compensation strategy in light of regulatory and competitive environments, and we may decide to reduce the total number of options granted, or the form of stock awards, to employees, or reduce the number of employees who receive stock-based payments. Due this change in our stock-based compensation strategy, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

Our reliance on Federal Express, temporary employees and other mechanics of shipping of our merchandise creates distribution risks and uncertainties that could hurt our sales and business.

We recently changed our primary shipping service, for shipping merchandise and other materials to our stores, to Federal Express. Our reliance on Federal Express for shipments is subject to risks associated with FedEx’s ability to provide delivery services that adequately meet our shipping needs, as well as factors such as weather and transportation prices. It is also a new relationship for us, and there may be challenges and risks in integrating their services into our distribution program. There is also no assurance we will see benefits in terms of service or price from switching from United Parcel Service to Federal Express and there is some risk that the switch could end up more costly for us, or disruptive to our distribution efforts.

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

The retail apparel and accessory industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified associates and management personnel. Our Hot Topic stores currently compete with street alternative stores located primarily in metropolitan areas; with other mall-based teenage-focused retailers and their subsidiaries such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Anchor Blue, Charlotte Russe Inc., Claire’s Stores, Inc., Forever 21, Pacific Sunwear of California, Inc., Spencer Gifts, Inc., H&M, The Buckle, Wet Seal, Inc., Urban Outfitters, Inc. and Zumiez, Inc.; and, to a lesser extent, with music stores and mail order catalogs and websites. Torrid has additional competitors, such as Alloy, Inc., Charming Shoppes, Inc., Deb Shops, Delia’s Corp., Old Navy (a division of Gap Inc.) and plus-size departments in department stores and discount stores as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid products. Some of our competitors are larger and may have greater financial, marketing and other resources. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices. Increased competition could have a material adverse effect on our business, results of operations and financial condition.

War, terrorism and other catastrophes could negatively impact our customers, places where we do business and our expenses, all of which could hurt our business.

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

Item 6.	Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws, as amended. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen stock certificate. (1)

31.1	Certification, dated May 29, 2007, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated May 29, 2007, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated May 29, 2007, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc.
(Registrant)

Date: May 29, 2007	/s/ Elizabeth McLaughlin
Elizabeth McLaughlin
Chief Executive Officer
(Principal Executive Officer)

Date: May 29, 2007	/s/ James McGinty
James McGinty
Chief Financial Officer
(Principal Financial
And Accounting Officer)

Exhibit Index

Exhibit No.	Document
31.1	Certification, dated May 29, 2007, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated May 29, 2007, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated May 29, 2007, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).