Form 10-Q
period 2007-08-04
HOT TOPIC INC /CA/
filed 2007-08-29
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 27, 2007 – 44,389,799 shares of common stock, no par value.

HOT TOPIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Hot Topic, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) August 4, 2007	February 3, 2007
Assets
Current assets:
Cash and cash equivalents	$12,735	$3,910
Short-term investments	36,336	51,580
Inventory	93,515	73,868
Prepaid expenses and other	15,118	14,435
Deferred tax assets	3,973	3,258

Total current assets	161,677	147,051
Property and equipment, net	169,024	166,726
Deposits and other	1,130	588
Deferred tax assets	4,119	3,906

Total assets	$335,950	$318,271

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$41,716	$15,862
Accrued liabilities	31,238	34,332
Income taxes payable	—	5,590

Total current liabilities	72,954	55,784
Deferred rent	39,375	40,674
Deferred compensation liability	890	356
Income taxes payable	1,258	—

Commitments and contingencies

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, no par value; 150,000,000 shares authorized; 44,389,799 and 44,229,848 shares issued and outstanding at August 4, 2007 and February 3, 2007, respectively	110,478	107,088
Retained earnings	110,998	114,372
Accumulated other comprehensive loss	(3)	(3)

Total shareholders’ equity	221,473	221,457

Total liabilities and shareholders’ equity	$335,950	$318,271

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	$161,684	$160,348	$318,966	$314,389
Cost of goods sold, including buying, distribution and occupancy costs	110,728	109,514	216,422	215,295

Gross margin	50,956	50,834	102,544	99,094
Selling, general and administrative expenses	54,313	52,540	107,717	103,485

Loss from operations	(3,357)	(1,706)	(5,173)	(4,391)
Interest income, net	554	239	1,060	642

Loss before benefit for income taxes	(2,803)	(1,467)	(4,113)	(3,749)
Benefit for income taxes	(1,074)	(562)	(1,575)	(1,436)

Net loss	$(1,729)	$(905)	$(2,538)	$(2,313)

Loss per share:
Basic	$(0.04)	$(0.02)	$(0.06)	$(0.05)

Diluted	$(0.04)	$(0.02)	$(0.06)	$(0.05)

Shares used in computing loss per share:
Basic	44,349	44,180	44,297	44,122
Diluted	44,349	44,180	44,297	44,122

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	August 4, 2007	July 29, 2006
OPERATING ACTIVITIES
Net loss	$(2,538)	$(2,313)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,138	18,693
Stock-based compensation	2,067	2,736
Loss on disposal of fixed assets	118	156
Impairment of long-lived assets	403	—
Deferred taxes	(789)	(745)
Gift card breakage	(289)	(284)
Changes in operating assets and liabilities:
Inventory	(19,647)	(35,067)
Prepaid expenses and other current assets	(838)	(740)
Deposits and other assets	(542)	(5)
Accounts payable	25,854	29,308
Accrued liabilities	(2,193)	(5,351)
Deferred rent	(1,299)	1,283
Income taxes payable	(5,168)	(5,788)

Net cash provided by operating activities	16,277	1,883
INVESTING ACTIVITIES
Purchases of property and equipment	(23,956)	(21,753)
Proceeds from sale of short-term investments	41,965	8,541
Purchases of short-term investments	(26,721)	1,844

Net cash used in investing activities	(8,712)	(11,368)
FINANCING ACTIVITIES
Payments on capital lease obligations	—	(263)
Excess tax benefit from stock-based compensation	215	168
Proceeds from employee stock purchases and exercise of stock options	1,045	2,170

Net cash provided by financing activities	1,260	2,075

Increase (decrease) in cash and cash equivalents	8,825	(7,410)
Cash and cash equivalents at beginning of year	3,910	9,673

Cash and cash equivalents at end of period	$12,735	$2,263

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$4	$6

Cash paid during the period for income taxes	$6,338	$8,904

See accompanying Notes to Condensed Consolidated Financial Statements.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Organization and Basis of Presentation

We are a mall-based specialty retailer operating the Hot Topic and Torrid concepts. At our Hot Topic stores, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. At our Torrid stores, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of the second quarter of fiscal 2007 (August 4, 2007, in the 52-week fiscal year ending February 2, 2008), we operated 693 Hot Topic stores throughout the United States and Puerto Rico and 133 Torrid stores in 35 states. We also sell merchandise on two websites, www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. We have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts. Throughout this report, the terms “our,” “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

The information set forth in these financial statements is unaudited except for the February 3, 2007 condensed consolidated balance sheet data. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments, consisting only of normal recurring entries, necessary for a fair presentation have been included.

NOTE 2. Stock-Based Compensation

Stock Plan Activity

Under our 1996 Equity Incentive Plan (the “1996 Plan”), we granted stock options, stock bonuses and other awards to our employees, directors and consultants as deemed appropriate by the Board of Directors (the “Board”). On June 14, 2006, the 1996 Plan expired and was replaced with the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan was approved by the Board on March 17, 2006 and by our shareholders on June 13, 2006. Upon expiration of the 1996 Plan, 732,456 shares out of an aggregate of 18,300,000 shares of common stock that were authorized for grant remained available for grant and unissued.

The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board. Both incentive and non-statutory stock options granted by us under the 2006 Plan must carry an exercise price of at least 100% of the fair market value of the stock on the date of grant. Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 10 years. In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) the number of unallocated shares of common stock remaining available for issuance under the 1996 Plan as of June 13, 2006, (b) an additional 2,350,000 shares and (c) the number of shares subject to stock awards as of June 13, 2006 under the 1996 Plan pursuant to the terms of the 1996 Plan. As of August 4, 2007, 1,421,571 shares were available for future grants. All awards to date under the 2006 Plan have been granted to our employees and none have been granted to consultants.

In March 2006, we granted restricted stock unit awards under the 1996 Plan to certain members of our management. None of these awards have vested and no shares have been issued pursuant to the grants. These awards provide for the issuance of up to 474,000 shares of our common stock, with vesting and issuance contingent upon achieving performance goals for fiscal 2008 based upon our operating income for that fiscal year; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent performance goals are ultimately met. The market value of our common stock as of the grant date of these restricted stock unit awards was $13.90. Compensation expense for these awards is required to be recorded over the three-year term of the award, based on the market value as of the grant date, with actual amounts expensed dependent upon the likelihood from period to period of vesting of such awards at the end of fiscal 2008. As of August 4, 2007, it is our best estimate that none of these awards will be earned at the end of the three-year term. Thus, we have not recognized any compensation expense during the three months and six months ended August 4, 2007 for these restricted stock unit awards.

In March 2007, we granted restricted stock unit awards under the 2006 Plan to certain members of our management. These grants were substantially similar to the restricted stock unit awards granted under the 1996 Plan. None of these awards have vested and no shares have been issued pursuant to the grants. These awards provide for the issuance of up to 600,000 shares of our common stock, with vesting and issuance contingent upon achieving performance goals for fiscal 2009 based upon our operating income for that fiscal year; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent performance goals are ultimately met. The market value of our common stock as of the grant date of these restricted stock unit awards was $11.31. Compensation expense for these awards is required to be recorded over the three-year term of the award, based on the market value as of the grant date, with actual amounts expensed dependent upon the likelihood from period to period of vesting of such awards at the end of fiscal 2009. As of August 4, 2007, it is our best estimate that 25% of these awards, or 150,000 out of a possible 600,000 shares, will be earned and vest at the end of the three-year term. This current estimate is half of our previous best estimate in the first quarter of fiscal 2007. We have accounted for the change in estimate by applying the change retroactively and recognizing the cumulative effect, a $71,000 offset to compensation expense, in the second quarter of fiscal 2007. In aggregate, we have recognized $212,000 as compensation expense during the six months ended August 4, 2007 for these restricted stock unit awards.

Under our 1996 Non-Employee Directors’ Stock Option Plan, we may grant and have granted stock options and other awards to non-employee directors. No options under this plan have been granted to consultants. The exercise price of options granted under this plan shall be determined by the Board at the date of grant and shall not be lower than (i) 100% of the fair market value of our common stock on the date of grant for incentive stock options, (ii) 85% of the fair market value of our common stock on the date of grant for non-statutory stock options and (iii) 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock. Unless the Board declares otherwise, options vest over four years and generally expire ten years from the date of grant. An aggregate of 720,000 shares of common stock may be issued pursuant to this plan. As of August 4, 2007, 9,514 shares were available for future grants; however, in June 2007 the Board suspended the plan given the near-depletion of the share reserve, subject to reinstatement in the event additional shares are added to the plan due to termination of unexercised awards, or amendment.

In June 2007, we granted 13,826 shares of restricted common stock to non-employee directors under the 2006 Plan, and we granted 11,842 and 7,496 shares of restricted common stock to non-employee directors in fiscal 2006 and fiscal 2005, respectively, under the 1996 Plan. Restricted shares generally vest in the year subsequent to the grant year. All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board. The value of these grants is expensed over the vesting period. During the six months ended August 4, 2007, $78,000, of which $65,000 relates to the fiscal 2006 grant, was expensed. During the six months ended July 29, 2006, $78,000, of which $65,000 related to the fiscal 2005 grant, was expensed.

The following table summarizes stock options outstanding under all of our plans as of August 4, 2007, as well as year-to-date activity through the second quarter then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 3, 2007	5,955,355	$15.50
Granted	1,160,408	$11.30
Exercised	(123,977)	$6.63
Forfeited or expired	(294,622)	$17.75

Outstanding at August 4, 2007	6,697,164	$14.84	6.57	$3,065

Exercisable at August 4, 2007	4,715,836	$15.95	5.45	$3,065

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three months and six months ended August 4, 2007 and July 29, 2006 are provided in the following table (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Proceeds from stock options exercised	$773	$8	$822	$1,770
Tax benefit related to stock options exercised	$154	$3	$215	$168
Intrinsic value of stock options exercised	$385	$7	$539	$438

In June 1996, the Board adopted the Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees. All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan. Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason.

In general, an employee may reduce contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 15% discount on shares purchased under the Stock Purchase Plan. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings have occurred every six months commencing January 1, 1997. At August 4, 2007, 1,062,828 shares could still be sold to employees under the plan. Gross compensation expense for the three months ended August 4, 2007 was $43,000 related to the fair value of the rights granted to participants under the plan at the beginning of the then-current offering.

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

The effect of recording stock-based compensation for the three months and six months ended August 4, 2007 and July 29, 2006 was as follows:

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Stock-based compensation by type of award:
Employee stock options and awards	$896,928	$1,059,931	$1,821,485	$2,077,587
Restricted stock units, net of adjustments	(70,688)	274,525	212,063	549,050
Employee stock purchase plan, net of adjustments	(9,382)	77,653	33,914	109,153

Total stock-based compensation expense	$816,858	$1,412,109	$2,067,462	$2,735,790
Tax effect on stock-based compensation expense	(307,425)	(401,742)	(729,012)	(777,202)

Net effect on net income	$509,433	$1,010,367	$1,338,450	$1,958,588

Effect on earnings per share:
Basic and diluted	$0.01	$0.02	$0.03	$0.04

For the three months ended August 4, 2007 and July 29, 2006, $176,000 and $187,000, respectively, of stock and equity awards compensation expense was recorded as a component of cost of goods sold and the remainder, $641,000 and $1,225,000, respectively, was charged to selling, general and administrative expense.

As of August 4, 2007, we had $11.2 million and $0.1 million of unrecognized expense related to non-vested stock option grants and restricted stock grants, respectively, which are expected to be recognized over weighted average periods of 3.24 years and 0.86 years, respectively.

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

The following weighted average assumptions were used for stock options granted:

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Risk free interest rate	5%	5%	5%	5%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	44%	48%	44%	48%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value at grant date	$5.27	$6.24	$5.38	$6.22

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

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Basic earnings computation:
Numerator	$(1,729)	$(905)	$(2,538)	$(2,313)
Denominator:
Weighted average common shares outstanding	44,349	44,180	44,297	44,122
Incremental shares from assumed conversion of options	—	—	—	—

Total shares	44,349	44,180	44,297	44,122

Basic and diluted loss per share	$(0.04)	$(0.02)	$(0.06)	$(0.05)

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive:

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Anti-dilutive options	5,545,670	4,740,913	5,321,529	4,652,426

The calculation of dilutive shares also excludes the restricted stock unit awards covering 600,000 and 474,000 shares granted to certain members of our management in March 2007 and March 2006, respectively, as they are contingent upon achieving certain performance goals in fiscal 2009 and 2008, respectively.

NOTE 4. Comprehensive Loss

Comprehensive loss for the three months and six months ended August 4, 2007 and July 29, 2006 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Comprehensive loss
Net loss	$(1,729)	$(905)	$(2,538)	$(2,313)
Unrealized income on marketable securities, net	—	3	—	4

Total comprehensive loss	$(1,729)	$(902)	$(2,538)	$(2,309)

NOTE 5. Deferred Compensation Plan

In August 2006, we adopted the Hot Topic Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”) for the purpose of providing highly compensated employees and members of our Board a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to

100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan. As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held as an asset within a ‘rabbi trust’ on our condensed consolidated balance sheets. We do not currently contribute to the plan. As of August 4, 2007, assets and associated liabilities of the Deferred Compensation Plan were $889,000 and $890,000, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our condensed consolidated balance sheets.

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

In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges. Based on our review at August 4, 2007, we recorded an impairment charge of $245,000, which is included in selling, general and administrative expenses for the three months ended August 4, 2007 in our condensed consolidated statements of operations. No impairment charges were recorded during the three months ended July 29, 2006.

NOTE 7. Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million. The credit agreement expired in August 2007, and we renewed it upon its expiration under similar terms. The renewed credit agreement will expire on August 1, 2008. Letters of credit are issued under the credit agreement, which are primarily used for inventory purchases. There were letters of credit for $422,000 and $80,000 outstanding at August 4, 2007 and February 3, 2007, respectively.

NOTE 8. Impact of Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption may have on our financial condition or results of operations.

NOTE 9. Income Taxes

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

As of the adoption date, the total liability for income tax associated with unrecognized tax benefits was $1.5 million, all of which, if recognized, would affect our effective tax rate. As of August 4, 2007, the liability for income tax associated with uncertain tax positions did not materially change.

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits in tax expense. At August 4, 2007, we accrued $0.3 million of interest and penalties related to uncertain tax positions. The provision for interest and penalties related to uncertain tax positions during the three months ended August 4, 2007 was not material.

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

NOTE 10. Subsequent Events

In August 2007, we publicly announced that our Board approved the repurchase of up to $40.0 million of our outstanding common stock. We intend to make repurchases from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The timing and amount of any repurchases will be at the discretion of management.

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

OVERVIEW

We are a mall-based specialty retailer operating the Hot Topic and Torrid concepts. At our Hot Topic stores, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. At our Torrid stores, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of the second quarter of fiscal 2007 (August 4, 2007 in the 52-week fiscal year ending February 2, 2008), we operated 693 Hot Topic stores throughout the United States and Puerto Rico and 133 Torrid stores in 35 states. We also sell merchandise on two websites, www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. Throughout this report, the terms “our,” “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

Our Hot Topic division focuses on music/pop culture-licensed and music/pop culture-inspired trends and we have adopted a teen customer-focused strategy which includes immersing ourselves into the rock music and pop culture scenes, identifying products that are inspired by these scenes, and creating an in-store environment that reflects our inspiration. Our feedback loop is integral to our strategy. We gain input from customers and store associates via reading customer comment cards and associate concert reports, visiting stores, allowing direct email communication with stores and observing focus groups. We believe this direct engagement with customers provides a competitive advantage over other mall-based fashion retailers.

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

At the end of the second quarter of fiscal 2007, we operated 693 Hot Topic stores and 133 Torrid stores compared to 682 Hot Topic stores and 127 Torrid stores at the end of the second quarter of fiscal 2006. During the second quarter of fiscal 2007, we opened a total of two Hot Topic stores and four Torrid stores and closed four Hot Topic stores and two Torrid stores. We also remodeled or relocated 27 Hot Topic stores during the quarter; four of these remodels or relocations saw their square footage change by over 15%.

The discussion below includes references to “comparable stores.” We consider a store comparable after it has been open for 15 full months. If a store is relocated, or changed by more than 15% in total square footage, it is removed from the comparable store base and, similar to new stores, becomes comparable after 15 full subsequent months. If a store is closed during a period, it is included in the computation of comparable store sales for that fiscal month, quarter and year-to-date period, only for the days in which the store was operating as compared to the full comparable period.

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal year ending February 2, 2008 is a 52-week fiscal year, and the fiscal year ended February 3, 2007 was a 53-week year.

The 53rd week in fiscal 2006 caused a one-week shift in our 2007 fiscal calendar, referred to below as the “Retail Calendar Shift,” resulting in the end of the second quarter of fiscal 2007 being shifted later by one week relative to the quarter-ending date last fiscal year. Seasonal influences near quarter-end dates may cause year-over-year comparisons to be impacted by the Retail Calendar Shift. Our reported comparable store results for fiscal 2007, both in this report and in our other public disclosures, have been adjusted for the shift.

The following discussion of our results of operations, financial condition and liquidity and other matters should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes related thereto.

RESULTS OF OPERATIONS

Three Months Ended August 4, 2007 Compared to the Three Months Ended July 29, 2006

The following table sets forth selected data from our statement of operations expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

For the three months ended:

	August 4, 2007	July 29, 2006
Net sales	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	68.5	68.3

Gross margin	31.5	31.7
Selling, general and administrative expenses	33.6	32.8

Loss from operations	(2.1)	(1.1)
Interest income, net	0.3	0.2

Loss before benefit for income taxes	(1.8)	(0.9)
Benefit for income taxes	(0.7)	(0.3)

Net loss	(1.1)%	(0.6)%

Net sales increased $1.4 million, or 0.9%, to $161.7 million during the second quarter of fiscal 2007 from $160.3 million during the second quarter of fiscal 2006. The components of this $1.4 million increase in net sales are as follows:

Amount ($ millions)	Description
$ 1.7	Increase in net sales from new Hot Topic stores opened since the second quarter of the prior year and Hot Topic stores not yet qualifying as comparable stores.
1.5	Increase in net sales from new Torrid stores opened since the second quarter of the prior year and Torrid stores not yet qualifying as comparable stores.
1.4	Increase in Internet sales (hottopic.com and torrid.com).
0.1	Increase in net sales from 27 expanded or relocated Hot Topic and Torrid stores not yet qualifying as comparable stores.
$ (3.3)	Decrease in comparable store net sales in the second quarter of fiscal 2007 compared to last year’s reported fiscal quarter ended July 29, 2006.

$ 1.4	Total

At the end of the second quarter of fiscal 2007, 741 of our 826 stores (Hot Topic and Torrid) were included in the comparable store base, compared to 648 of our 809 stores (Hot Topic and Torrid) open at the end of the second quarter of fiscal 2006. Sales of our Hot Topic division’s apparel including tee-shirts, as a percentage of total net sales, increased to 57% during the second quarter of fiscal 2007 from 56% for the second quarter of fiscal 2006.

Gross margin increased $0.2 million, or 0.4%, to $51.0 million during the second quarter of fiscal 2007 from $50.8 million during the second quarter of fiscal 2006. As a percentage of net sales, gross margin decreased to 31.5% during the second quarter of fiscal 2007 from 31.7% in the second quarter of fiscal 2006. The significant components of this 0.2% decrease in gross margin as a percentage of net sales are as follows:

%	Description
0.8	Increase in merchandise margin primarily due to higher initial markup, higher damage allowances, lower freight-in expenses and employee discounts, partially offset by higher clearance markdowns.
0.5	Decrease in distribution expenses primarily due to lower outside temporary personnel expenses and lower freight expenses to stores, offset by higher than expected consulting fees.
(1.4)	Increase in store occupancy and depreciation expenses, primarily due to the acceleration of depreciation related to our store remodel and relocation program and deleveraging store expenses over lower comparable store sales.
(0.1)	Higher buying costs primarily as a result of higher planning and allocation payroll costs and deleveraging buying costs over lower comparable store sales.

(0.2%)	Total

Selling, general and administrative expenses increased $1.8 million, or 3.4%, to $54.3 million during the second quarter of fiscal 2007 compared to $52.5 million during the second quarter of fiscal 2006. The total dollar increase in selling, general and administrative expenses was primarily attributable to a 2.1% increase in the number of retail stores from 809 at the end of the second quarter of fiscal 2006 to 826 at the end of the second quarter of fiscal 2007 and the corresponding additional payroll and other expenses required to support these additional stores. As a percentage of net sales, selling, general and administrative expenses increased to 33.6% in the second quarter of fiscal 2007 compared to 32.8% in the second quarter of fiscal 2006. The significant components of the 0.8% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
0.7	Increase in store payroll expense due to increases in wage rates as a result of higher minimum wages and deleveraging of payroll costs relative to our decrease in comparable store sales.
0.6	Increase in other general and administrative expenses primarily due to sales and use tax, legal fees and asset impairment.
0.3	Increase in consulting fees for enhancements to computer systems.
(0.3)	Decrease in other store expenses primarily due to store supplies, partially offset by an increase in utilities.
(0.3)	Decrease in non-cash stock-based compensation expense in the second quarter of 2007 primarily as a result of a lower expense for restricted stock unit awards and a drop off of fully amortized stock option grants in the first quarter of 2007.
(0.2)	Decrease in depreciation and amortization primarily due to a decrease in depreciation expense from fully depreciated software assets in the third quarter of 2006.

0.8%	Total

Loss from operations increased $1.7 million to $3.4 million during the second quarter of fiscal 2007 from $1.7 million during the second quarter of fiscal 2006. As a percentage of net sales, loss from operations was 2.1% in the second quarter of fiscal 2007 compared to 1.1% in the second quarter of fiscal 2006.

Net interest income as a percentage of sales was 0.3% in the second quarter of fiscal 2007 compared to 0.2% in the second quarter of fiscal 2006.

Income tax benefit was $1.1 million for the second quarter of fiscal 2007 compared to $0.6 million for the second quarter of fiscal 2006. The effective tax rate remained the same at 38.3% for the second quarter of fiscal 2007 and 2006.

Six Months Ended August 4, 2007 Compared to the Six Months Ended July 29, 2006

The following table sets forth selected data from our statement of operations expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

For the six months ended:

	August 4, 2007	July 29, 2006
Net sales	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	67.8	68.5

Gross margin	32.2	31.5
Selling, general and administrative expenses	33.8	32.9

Loss from operations	(1.6)	(1.4)
Interest income, net	0.3	0.2

Loss before benefit for income taxes	(1.3)	(1.2)
Benefit for income taxes	(0.5)	(0.5)

Net loss	(0.8)%	(0.7)%

Net sales increased $4.6 million, or 1.5%, to $319.0 million during the first six months of fiscal 2007 from $314.4 million during the first six months of fiscal 2006. The components of this $4.6 million increase in net sales are as follows:

Amount ($ millions)	Description
$4.7	Increase in net sales from new Hot Topic stores opened since the second quarter of the prior year and Hot Topic stores not yet qualifying as comparable stores.
3.4	Increase in net sales from new Torrid stores opened since the second quarter of the prior year and Torrid stores not yet qualifying as comparable stores.
3.3	Increase in Internet sales (hottopic.com and torrid.com).
0.5	Increase in net sales from 45 expanded or relocated Hot Topic and Torrid stores not yet qualifying as comparable stores.
(7.3)	Decrease in comparable store net sales in the first six months of fiscal 2007 compared to last year’s reported six-month period ended July 29, 2006.

$4.6	Total

Sales of our Hot Topic division’s apparel, as a percentage of total net sales, remained the same at 57% for the first six months of fiscal 2007 and 2006. The increase in women’s and men’s apparel was offset by a decline in music.

Gross margin increased $3.4 million, or 3.4%, to $102.5 million during the first six months of fiscal 2007 from $99.1 million during the first six months of fiscal 2006. As a percentage of net sales, gross margin increased to 32.2% during the first six months of fiscal 2007 from 31.5% in the first six months of fiscal 2006. The significant components of this 0.7% increase in gross margin as a percentage of net sales are as follows:

%	Description
1.5	Increase in merchandise margin primarily due to higher initial markup, lower freight-in expenses and higher damage allowances, partially offset by slightly higher markdowns.
0.5	Decrease in distribution expenses primarily due to lower outside temporary personnel expenses and lower freight expenses to stores, offset by higher than expected consulting fees.
(1.3)	Increase in store occupancy and depreciation expenses, primarily due to the acceleration of depreciation related to our store remodel and relocation program and deleveraging store expenses over lower comparable store sales.

0.7%	Total

Selling, general and administrative expenses increased $4.2 million, or 4.1%, to $107.7 million during the first six months of fiscal 2007 compared to $103.5 million during the first six months of fiscal 2006. The total dollar increase in selling, general and administrative expenses was primarily attributable to a 2.1% increase in the number of retail stores from 809 at the end of the second quarter of fiscal 2006 to 826 at the end of the second quarter of fiscal 2007 and the corresponding additional payroll and other expenses required to support these additional stores. As a percentage of net sales, selling, general and administrative expenses increased to 33.8% in the first six months of fiscal 2007 compared to 32.9% in the first six months of fiscal 2006. The significant components of the 0.9% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
0.7	Increase in store payroll expense due to increases in wage rates as a result of higher minimum wages and deleveraging of payroll costs relative to our decrease in comparable store sales.
0.4	Increase in consulting primarily due to support personnel and fees for enhancements to computer systems in other general and administrative expenses.
0.4	Increase in asset impairment and medical expense as well as an additional tax accrual in other general and administrative expenses
(0.3)	Decrease in other store expenses primarily due to store supplies, partially offset by an increase in utilities.
(0.2)	Decrease in non-cash stock-based compensation expense in the second quarter of 2007 primarily as a result of a lower expense for restricted stock unit awards and a drop off of fully amortized stock option grants in the first quarter of 2007.
(0.1)	Decrease in depreciation and amortization primarily due to a decrease in depreciation expense from fully depreciated software assets in the third quarter of 2006.

0.9%	Total

Loss from operations increased $0.8 million to $5.2 million during the first six months of fiscal 2007 from $4.4 million during the first six months of fiscal 2006. As a percentage of net sales, loss from operations was 1.6% in the first six months of fiscal 2007 compared to 1.4% in the first six months of fiscal 2006.

Net interest income as a percentage of sales was 0.3% in the first six months of fiscal 2007 compared to 0.2% in the first six months of fiscal 2006.

Income tax benefit increased $0.2 million to $1.6 million for the first six months of fiscal 2007 from $1.4 million during the first six months of fiscal 2006. The effective tax rate was 38.3% for the first six months of fiscal 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

Historically and during the first six months of fiscal 2007, our primary uses of cash have been to finance store openings and remodels and purchase merchandise inventories. In the past we have also made periodic repurchases of our common shares. During the second quarter of fiscal 2007 and consistent with recent years, we satisfied our cash requirements principally from cash flows from operations, and to a lesser extent, proceeds from the exercise of stock options. We also maintain a $5.0 million unsecured credit agreement for issuing letters of credit for inventory purchases. There were letters of credit for $422,000 and $80,000 outstanding at August 4, 2007 and February 3, 2007, respectively.

In August 2007, we publicly announced that our Board approved the repurchase of up to $40.0 million of our outstanding common stock. We intend to make repurchases from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The timing and amount of any repurchases will be at the discretion of management.

Net cash flows provided by operating activities were $16.3 million in the first six months of fiscal 2007 compared to $1.9 million in the first six months of fiscal 2006. The $14.4 million increase in the first six months of fiscal 2007 compared to the first six months of fiscal 2006 was primarily attributable to a reduction in inventory.

Net cash flows used in investing activities were $8.7 million in the first six months of fiscal 2007 compared to $11.4 million in the first six months of fiscal 2006. The $2.7 million decrease in the first six months of fiscal 2007 compared to the first six months of fiscal 2006 resulted principally from a $4.9 million increase in proceeds from the sale of short-term investments, net of purchases, partially offset by a $2.2 million increase in purchases of property and equipment.

Net cash flows provided by financing activities were $1.3 million in the first six months of fiscal 2007 compared to $2.1 million in the first six months of fiscal 2006. The $0.8 million decrease in the first six months of fiscal 2007 compared to the first six months of fiscal 2006 resulted primarily from a $1.1 million decrease in proceeds from employee stock purchases and exercise of stock options.

The following table summarizes certain contractual obligations as of August 4, 2007, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period ($ in thousands)
Contractual obligations*	Total	Within 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating leases	$353,494	$54,575	$104,648	$90,895	$103,376
Purchase obligations	$87,252	87,252	—	—	—
Letters of credit and other obligations	$1,637	1,637	—	—	—

Total contractual obligations	$442,383	$143,464	$104,648	$90,895	$103,376

*	Excludes obligations arising from the adoption of FIN 48.

We expect capital expenditures for fiscal 2007 to be in the range of $45 to $50 million, which will relate primarily to the remodeling or relocating of Hot Topic stores and the opening of new Hot Topic and Torrid stores. The remainder of the expenditures will be primarily for improvements to our information technology distribution and corporate infrastructure. We believe our current cash balances and cash generated from operations will be sufficient to fund our operations and planned expansion through at least the next 12 months.

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

Valuation of long-lived assets: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges.

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

Additionally, we recognize uncertain tax positions in our financial statements if they meet more-likely-than-not recognition and measurement thresholds in accordance with FASB Interpretation No. 48. Interest and penalties related to unrecognized tax benefits are recorded in tax expense.

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

Our management maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

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

We are involved in matters of litigation that arise in the ordinary course of business. We do not currently believe that litigation in which we are currently involved will have a material adverse effect on our overall financial condition.

Item 1A.	Risk Factors

CERTAIN RISKS RELATED TO OUR BUSINESS

Before deciding to invest in Hot Topic, Inc. or to maintain or increase an investment in Hot Topic, Inc., readers should carefully consider the risks described below, in addition to the other information contained in our Annual Report on Form 10-K and in our other filings with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The risks described below are not the only risks we face. Additional risks that are not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks actually occur, our business, financial condition and results of operations could be seriously harmed, and our stock price could decline. The risks described below include certain revisions to the risks set forth in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Our growth strategy could create challenges we may not be able to adequately meet.

Our net sales have grown during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, the introduction of new products. We intend to continue to pursue our growth strategy for the foreseeable future, and evolve our existing business as we grow. Our future operating results will depend largely upon our ability to open and operate stores successfully and to profitably manage a larger business.

We currently anticipate opening approximately 30 stores, consisting of approximately 10 Hot Topic and approximately 25 Torrid stores, during fiscal 2007. We also plan to remodel or relocate approximately 60 to 80 existing stores during the fiscal year for broader implementation of our new Hot Topic store design and plan to close approximately 10 Hot Topic stores and 5 Torrid stores in fiscal 2007. In fiscal 2008, we will explore opportunities in Canada. We expect to be in a position to selectively open a small number of test stores in fiscal 2009.

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

Our growth strategy requires improving our operations, and we may not be able to do this sufficiently to effectively prevent negative impact on our business and financial results.

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

A variety of factors affects our comparable store sales including, among others, the timing of new music releases and music/pop culture-related products; music and fashion trends; the general retail sales environment and the effect of the overall economic environment; our ability to efficiently source and distribute products; changes in our merchandise mix; ability to attain exclusivity and certain pop-culture related licenses; competition from other retailers; opening of new stores in existing markets and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that they will continue to fluctuate. Our comparable store sales results were (2.3)% and (5.8)% for the first and second quarter, respectively, of fiscal 2007. The following table shows our comparable store sales results for other recent periods:

Fiscal Year	2006	2005	2004	2003
Total Year	(6.6)%	(3.4)%	(2.9)%	7.4%
1st Quarter	(9.6)%	0.9%	4.0%	2.6%
2nd Quarter	(5.5)%	(3.5)%	(2.1)%	5.2%
3rd Quarter	(6.8)%	(6.2)%	(4.2)%	10.8%
4th Quarter	(5.3)%	(3.8)%	(6.0)%	8.5%

Past comparable store sales results are not an indicator of future results, and there can be no assurance that our comparable store sales results will not continue to decrease in the future. Changes in our comparable store sales results could cause our stock price to fluctuate substantially.

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

Based on our review of certain underperforming stores, we recorded $0.4 million, $3.4 million and $1.7 million in impairment charges during the first six months of fiscal 2007, the full year fiscal 2006 and the full year fiscal 2005, respectively. There can be no assurance that we will not incur future impairment charges for underperforming stores which could have a significant negative impact on our operating results. In addition, we closed four stores during fiscal 2006, consisting of three Hot Topic stores and one Torrid store. Although the stores closed in 2006 had been underperforming as compared with our other Hot Topic and Torrid stores, there is no assurance these store closures will have a significant positive impact on our operating results. We expect to close approximately 10 Hot Topic stores and 5 Torrid stores in fiscal 2007. We also expect to close additional stores in the future, which also could adversely affect our operating results.

Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or change the way we do business.

In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of our business more expensive or require us to change the way we do business. For example, changes in federal and state minimum wage laws could raise the wage requirements for certain of our associates, which would likely cause us to reexamine our entire wage structure for stores. Other laws related to treatment of employees, including laws related to employee benefits and privacy, could also negatively impact us such as by increasing benefits costs like medical expenses. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws.

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

In addition, seasonal influences near quarter-end dates may cause financial results for given periods to be impacted by shifts in our fiscal year, which is on a 52-53 week basis. For example, the fiscal year ending February 2, 2008 is a 52-week fiscal year, and the fiscal year ended February 3, 2007 was a 53-week year. The 53rd week in fiscal 2006 caused a one-week shift in our 2007 fiscal calendar, resulting in the end of the second quarter of fiscal 2007 being shifted later by one week relative to the quarter-ending date last fiscal year.

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

We have historically used stock options as a component of our total employee compensation program in order to align employees’ interests with the interests of our shareholders, encourage employee retention and provide competitive compensation and benefit packages. As a result of the decline in our stock price in recent periods, many of our employee stock options have exercise prices in excess of our stock price, which reduces their value and could affect our ability to retain present, or attract prospective, employees. There are other forms of stock-based compensation available to us, but these are similarly less attractive when a company’s stock price is declining. In addition, in accordance with SFAS 123R, we began recording expenses for stock-based payments, including stock options, in the first quarter of fiscal 2006. As a result, we now incur increased compensation costs associated with our stock-based compensation programs. Moreover, difficulties relating to obtaining shareholder approval of equity compensation plans could make it harder or more expensive for us to grant stock-based payments to employees in the future. Like other companies, we review our equity compensation strategy in light of regulatory and competitive environments, and we may decide to reduce the total number of options granted, or the form of stock awards, to employees, or reduce the number of employees who receive stock-based payments. Due this change in our stock-based compensation strategy, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

Our reliance on Federal Express, temporary employees and other mechanics of shipping of our merchandise creates distribution risks and uncertainties that could hurt our sales and business.

We recently changed our primary service provider for shipping merchandise and other materials to our stores from United Parcel Service to Federal Express. Our reliance on Federal Express for shipments is subject to risks associated with its ability to provide delivery services that adequately meet our shipping needs, as well as factors such as weather and transportation prices. It is also a new relationship for us, and there may be challenges and risks in integrating Federal Express’s services into our distribution program. There is also no assurance we will see benefits in terms of service or price from switching from United Parcel Service to Federal Express and the switch could end up more costly for us, or disruptive to our distribution efforts.

We are also dependent upon temporary associates to adequately staff our distribution centers, particularly during busy periods such as the holiday season and while multiple stores are opening. There can be no assurance that we will continue to receive adequate assistance from our temporary associates, or that there will continue to be sufficient sources of temporary associates.

We began operation of our second distribution center in Tennessee during the second quarter of 2005, and as a result we also now face risks and uncertainties associated with achieving and maintaining operating efficiencies in two distribution centers that are located approximately 2,000 miles apart. Additionally, certain products we offer in our stores are imported and subject to delivery delays based on availability and port capacity.

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

The retail apparel and accessory industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified associates and management personnel. Our Hot Topic stores currently compete with street alternative stores located primarily in metropolitan areas; with other mall-based teenage-focused retailers and their subsidiaries such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Anchor Blue, Charlotte Russe, Claire’s Stores, Inc., Forever 21, Pacific Sunwear of California, Inc., Spencer Gifts, Inc., H&M, The Buckle, Wet Seal, Inc., Urban Outfitters, Inc. and Zumiez, Inc.; and, to a lesser extent, with music stores and mail order catalogs and websites. Torrid has additional competitors, such as Alloy, Inc., Charming Shoppes, Inc., Deb Shops, Delia’s Corp., Old Navy (a division of Gap Inc.) and plus-size departments in department stores and discount stores as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid products. Some of our competitors are larger and may have greater financial, marketing and other resources. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices. Increased competition could have a material adverse effect on our business, results of operations and financial condition.

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

Our Articles of Incorporation and Bylaws contain provisions that may have the effect of delaying, deterring or preventing a takeover of Hot Topic, Inc. For instance, our Articles of Incorporation include certain “fair price provisions” generally prohibiting business combinations with controlling or significant shareholders unless certain minimum price or procedural requirements are satisfied, and our Bylaws prohibit shareholder action by written consent. Additionally, our Board has the authority to issue, without shareholder approval, up to 10,000,000 shares of “blank check” preferred stock having such rights, preferences and privileges as designated by the Board. The issuance of these shares could have a dilutive effect on shareholders, and potentially prohibit a takeover of Hot Topic, Inc. by requiring the preferred shareholders to approve such a transaction.

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

If we do not satisfactorily or timely comply with these requirements, possible consequences could include sanction or investigation by regulatory authorities such as the Securities and Exchange Commission or the Nasdaq Stock Market; fines and penalties; incomplete or late filing of our periodic reports, including our annual report on Form 10-K or quarterly reports on Form 10-Q; or civil or criminal liability. Our stock price and business could also be adversely affected.

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

Our annual meeting of shareholders (the “Annual Meeting”) was held on June 14, 2007 in the City of Industry, California. We had 44,243,940 shares of common stock outstanding as of the close of business on April 19, 2007, the record date for the Annual Meeting, of which 41,278,149 shares were present at the Annual Meeting in person or by proxy.

Proposal 1 – Each of the candidates listed below was duly elected to the Board at the Annual Meeting by the tally indicated.

Candidate	Votes in Favor	Votes Withheld
Cynthia Cohen	41,021,530	256,619
Corrado Federico	41,118,614	159,535
W. Scott Hedrick	41,117,940	160,209
Elizabeth McLaughlin	41,118,968	159,181
Bruce Quinnell	41,122,814	155,335
Andrew Schuon	41,123,698	154,451

Proposal 2 – The selection of Ernst & Young LLP as our Independent Registered Public Accounting Firm for the fiscal year ending February 2, 2008 was ratified by the tally indicated.

Votes in Favor	Votes Against	Votes Abstained
40,696,686	566,363	15,100

Item 6.	Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws, as amended. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen stock certificate. (1)

31.1	Certification, dated August 29, 2007, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated August 29, 2007, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated August 29, 2007, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc.
(Registrant)

Date: August 29, 2007	/s/ Elizabeth McLaughlin
Elizabeth McLaughlin
Chief Executive Officer
(Principal Executive Officer)

Date: August 29, 2007	/s/ James McGinty
James McGinty
Chief Financial Officer
(Principal Financial And Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws, as amended. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen stock certificate. (1)

31.1	Certification, dated August 29, 2007, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated August 29, 2007, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated August 29, 2007, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).

(3)	Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.