Form 10-Q
period 2007-11-03
HOT TOPIC INC /CA/
filed 2007-11-28
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 26, 2007 – 43,586,679 shares of common stock, no par value.

HOT TOPIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Hot Topic, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited)
	November 3, 2007	February 3, 2007
Assets
Current assets:
Cash and cash equivalents	$7,019	$3,910
Short-term investments	28,615	51,580
Inventory	104,881	73,868
Prepaid expenses and other	15,355	14,435
Deferred tax assets	4,104	3,258

Total current assets	159,974	147,051

Property and equipment, net	174,244	166,726
Deposits and other	1,283	588
Deferred tax assets	4,204	3,906

Total assets	$339,705	$318,271

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$40,494	$15,862
Accrued liabilities	33,327	34,332
Income taxes payable	1,470	5,590

Total current liabilities	75,291	55,784

Deferred rent	40,986	40,674
Deferred compensation liability	1,124	356
Income taxes payable	300	—

Commitments and contingencies

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, no par value; 150,000,000 shares authorized; 43,586,679 and 44,229,848 shares issued and outstanding at November 3, 2007 and February 3, 2007, respectively	110,599	107,088
Retained earnings	111,408	114,372
Accumulated other comprehensive loss	(3)	(3)

Total shareholders’ equity	222,004	221,457

Total liabilities and shareholders’ equity	$339,705	$318,271

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales	$188,462	$196,669	$507,427	$511,058
Cost of goods sold, including buying, distribution and occupancy costs	119,994	128,271	336,416	343,566

Gross margin	68,468	68,398	171,011	167,492

Selling, general and administrative expenses	57,961	56,904	165,678	160,388

Income from operations	10,507	11,494	5,333	7,104

Interest income, net	414	277	1,474	919

Income before income taxes	10,921	11,771	6,807	8,023

Provision for income taxes	4,246	4,701	2,670	3,265

Net income	$6,675	$7,070	$4,137	$4,758

Earnings per share:
Basic	$0.15	$0.16	$0.09	$0.11

Diluted	$0.15	$0.16	$0.09	$0.11

Shares used in computing earnings per share:
Basic	43,788	44,207	44,128	44,150
Diluted	44,112	44,735	44,236	44,744

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	November 3, 2007	October 28, 2006
OPERATING ACTIVITIES
Net income	$4,137	$4,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,274	28,398
Stock-based compensation	2,767	3,685
Loss on disposal of fixed assets	268	271
Impairment of long-lived assets	1,035	562
Deferred taxes	(1,187)	(1,017)
Gift card breakage	(402)	(432)
Changes in operating assets and liabilities:
Inventory	(31,013)	(30,870)
Prepaid expenses and other current assets	(785)	9,530
Deposits and other assets	(695)	(4)
Accounts payable	24,632	14,905
Accrued liabilities	204	2,125
Deferred rent	312	1,470
Income taxes payable	(4,657)	(3,918)

Net cash provided by operating activities	25,890	29,463

INVESTING ACTIVITIES
Purchases of property and equipment	(40,230)	(31,522)
Proceeds from sale of short-term investments	81,190	48,165
Purchases of short-term investments	(58,225)	(38,876)

Net cash used in investing activities	(17,265)	(22,233)

FINANCING ACTIVITIES
Payments on capital lease obligations	—	(262)
Excess tax benefit from stock-based compensation	322	168
Repurchase of common stock	(7,161)	—
Proceeds from employee stock purchases and exercise of stock options	1,323	2,176

Net cash (used in) provided by financing activities	(5,516)	2,082

Increase in cash and cash equivalents	3,109	9,312
Cash and cash equivalents at beginning of year	3,910	9,673

Cash and cash equivalents at end of period	$7,019	$18,985

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$4	$13

Cash paid during the period for income taxes	$7,660	$8,904

See accompanying Notes to Condensed Consolidated Financial Statements.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Organization and Basis of Presentation

We are a mall-based specialty retailer operating the Hot Topic and Torrid concepts. At our Hot Topic stores, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women. At our Torrid stores, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of the third quarter of fiscal 2007 (November 3, 2007, in the 52-week fiscal year ending February 2, 2008), we operated 695 Hot Topic stores throughout the United States and Puerto Rico and 147 Torrid stores in 36 states. We also sell merchandise on two websites, www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. We have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts. Throughout this report, the terms “our,” “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

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

NOTE 2. Stock-Based Compensation

Stock Plan Activity

Under our 1996 Equity Incentive Plan (the “1996 Plan”), we granted stock options, stock bonuses and other awards to our employees, directors and consultants as deemed appropriate by the Board of Directors (the “Board”). On June 14, 2006, the 1996 Plan expired and was replaced with the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan was approved by the Board on March 17, 2006 and by our shareholders on June 13, 2006. Upon expiration of the 1996 Plan, 732,456 shares out of an aggregate of 18,300,000 shares of common stock were authorized and available for grant.

The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board. Both incentive and non-statutory stock options granted by us under the 2006 Plan must carry an exercise price of at least 100% of the fair market value of the stock on the date of grant. Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 10 years. In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) the number of unallocated shares of common stock remaining available for issuance under the 1996 Plan as of June 13, 2006, (b) an additional

2,350,000 shares and (c) the number of shares subject to stock awards as of June 13, 2006 under the 1996 Plan pursuant to the terms of the 1996 Plan. As of November 3, 2007, 1,660,580 shares were available for future grants. All awards to date under the 2006 Plan have been granted to our employees and none have been granted to consultants.

In March 2006, we granted restricted stock unit awards under the 1996 Plan to certain members of our management. None of these awards have vested and no shares have been issued pursuant to the grants. These awards provide for the issuance of up to 454,000 shares of our common stock, net of forfeitures, with vesting and issuance contingent upon achieving performance goals for fiscal 2008 based upon our operating income for that fiscal year; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent performance goals are ultimately met. The market value of our common stock as of the grant date of these restricted stock unit awards was $13.90. Compensation expense for these awards is required to be recorded over the three-year term of the award, based on the market value as of the grant date, with actual amounts expensed dependent upon the likelihood from period to period of vesting of such awards at the end of fiscal 2008. As of November 3, 2007, it is our best estimate that none of these awards will be earned at the end of the three-year term. Thus, we have not recognized any compensation expense during the three months and nine months ended November 3, 2007 for these restricted stock unit awards.

In March 2007, we granted restricted stock unit awards under the 2006 Plan to certain members of our management. These grants were substantially similar to the restricted stock unit awards granted under the 1996 Plan. None of these awards have vested and no shares have been issued pursuant to the grants. These awards provide for the issuance of up to 576,000 shares of our common stock, net of forfeitures, with vesting and issuance contingent upon achieving performance goals for fiscal 2009 based upon our operating income for that fiscal year; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent performance goals are ultimately met. The market value of our common stock as of the grant date of these restricted stock unit awards was $11.31. Compensation expense for these awards is required to be recorded over the three-year term of the award, based on the market value as of the grant date, with actual amounts expensed dependent upon the likelihood from period to period of vesting of such awards at the end of fiscal 2009. As of November 3, 2007, it is our best estimate that none of these awards will be earned at the end of the three-year term. This current estimate differs from our previous best estimate as of the end of the second quarter of fiscal 2007 that 25% of these awards or 150,000 out of a then possible 600,000, will be earned and will vest at the end of the three-year term. We have accounted for the change in estimate by recording a $212,000 offset to compensation expense in the third quarter of fiscal 2007. In aggregate, we have not recognized any compensation expense during the three months and nine months ended November 3, 2007 for these restricted stock unit awards.

In June 2007, we granted 13,826 shares of restricted common stock to non-employee directors under the 2006 Plan, and we granted 11,842 and 7,496 shares of restricted common stock to non-employee directors in fiscal 2006 and fiscal 2005, respectively, under the 1996 Plan. Restricted shares generally vest in the year subsequent to the grant year. All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board. The value of these grants is expensed over the vesting period. During the three months ended November 3, 2007, $39,000, none of which relates to the fiscal 2006 grant, was expensed. During the three months ended October 28, 2006, $39,000, none of which related to the fiscal 2005 grant, was expensed. During the nine months ended November 3, 2007, $116,000, of which $52,000 relates to the fiscal 2006 grant, was expensed. During the nine months ended October 28, 2006, $116,000, of which $52,000 related to the fiscal 2005 grant, was expensed.

The following table summarizes stock options outstanding under all of our plans as of November 3, 2007, as well as year-to-date activity through the third quarter then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 3, 2007	5,955,355	$15.50

Granted	1,170,408	$11.27
Exercised	(191,327)	$5.75
Forfeited or expired	(487,631)	$17.80

Outstanding at November 3, 2007	6,446,805	$14.85	6.31	$1,993

Exercisable at November 3, 2007	4,605,120	$15.95	5.22	$1,993

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three months and nine months ended November 3, 2007 and October 28, 2006 are provided in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Proceeds from stock options exercised	$278	$6	$1,100	$1,776
Tax benefit related to stock options exercised	$107	$0	$322	$168
Intrinsic value of stock options exercised	$267	$1	$806	$439

In June 1996, the Board adopted the Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees. All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan. Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 15% discount on shares purchased under the Stock Purchase Plan. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings have occurred every six months commencing January 1, 1997. At November 3, 2007, 1,062,828 shares could still be sold to employees under the plan. Gross compensation expense for the three months and nine months ended November 3, 2007 was $33,000 and $67,000, respectively, related to the fair value of the rights granted to participants under the plan at the beginning of the then-current offering.

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

The effect of recording stock-based compensation for the three months and nine months ended November 3, 2007 and October 28, 2006 was as follows:

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Stock-based compensation by type of award:
Employee stock options and awards	$878,091	$1,041,582	$2,699,576	$3,119,169
Restricted stock units, net of adjustments	(212,062)	(137,263)	—	411,787
Employee stock purchase plan	33,406	44,591	67,321	153,744

Total stock-based compensation expense	$699,435	$948,910	$2,766,897	$3,684,700
Tax effect on stock-based compensation expense	(158,978)	(275,508)	(887,990)	(1,052,710)

Net effect on net income	$540,457	$673,402	$1,878,907	$2,631,990

Effect on earnings per share:
Basic and diluted	$0.01	$0.02	$0.04	$0.06

For the three months ended November 3, 2007 and October 28, 2006, $187,000 and $172,000, respectively, of stock and equity awards compensation expense was recorded as a component of cost of goods sold and the remainder, $513,000 and $777,000, respectively, was charged to selling, general and administrative expense.

As of November 3, 2007, we had $8.8 million and $0.1 million of unrecognized expense related to non-vested stock option grants and restricted stock grants, respectively, which are expected to be recognized over weighted average periods of 3.02 years and 0.61 years, respectively.

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

The following weighted average assumptions were used for stock options granted:

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Risk free interest rate	4%	5%	5%	5%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	43%	47%	43%	48%
Expected dividend yield	0%	0%	0%	0%

Weighted average fair value at grant date	$3.48	$5.14	$5.37	$6.17

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

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Basic earnings computation:
Numerator	$6,675	$7,070	$4,137	$4,758

Denominator:
Weighted average common shares outstanding	43,788	44,207	44,128	44,150
Incremental shares from assumed exercise of options	324	529	108	594

Total shares	44,112	44,736	44,236	44,744

Basic and diluted earnings per share	$0.15	$0.16	$0.09	$0.11
The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive:
	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Anti-dilutive options	5,834,746	4,628,310	5,795,964	4,648,333

The calculation of dilutive shares also excludes the restricted stock unit awards covering 576,000 and 454,000 shares, net of forfeitures, granted to certain members of our management in March 2007 and March 2006, respectively, as they are contingent upon achieving certain performance goals in fiscal 2009 and 2008, respectively.

NOTE 4. Comprehensive Income

Comprehensive income for the three months and nine months ended November 3, 2007 and October 28, 2006 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Comprehensive income
Net income	$6,675	$7,070	$4,137	$4,758
Unrealized loss on marketable securities, net	—	(3)	—	(7)

Total comprehensive income	$6,675	$7,067	$4,137	$4,751

NOTE 5. Deferred Compensation Plan

In August 2006, we adopted the Hot Topic Inc. Management Deferred Compensation Plan (the “Deferred Compensation Plan”) for the purpose of providing highly compensated employees and members of our Board a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan. As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held as an asset within a ‘rabbi trust’ on our condensed consolidated balance sheets. We do not currently contribute to the plan. As of November 3, 2007, assets and associated liabilities of the Deferred Compensation Plan were $1,045,000 and $1,124,000, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our condensed consolidated balance sheets.

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

In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges. Based on our review, we recorded impairment charges of $629,000 and $562,000 for the three months ended November 3, 2007 and October 28, 2006, respectively, which are included in selling, general and administrative expense.

NOTE 7. Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million that will expire on August 1, 2008. Letters of credit are issued under the credit agreement, which are primarily used for inventory purchases. There were letters of credit for $81,000 and $80,000 outstanding at November 3, 2007 and February 3, 2007, respectively.

NOTE 8. Impact of Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, except for nonfinancial assets and nonfinancial liabilities recognized or disclosed on a non-recurring basis, which will be effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact the adoption of SFAS 157 may have on our financial condition or results of operations.

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

As of the adoption date, the total liability for income tax associated with unrecognized tax benefits was $1.5 million, all of which, if recognized, would affect our effective tax rate. As of November 3, 2007, the liability for income tax associated with uncertain tax positions decreased by $0.6 million as a result of settlements with taxing authorities.

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits in tax expense. At November 3, 2007, we accrued $0.3 million of interest and penalties related to uncertain tax positions. The provision for interest and penalties related to uncertain tax positions during the three months ended November 3, 2007 was not material.

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

We anticipate that our total amount of liability for unrecognized tax benefits may change due to the settlement of audits and the expiration of statutes of limitations in the next 12 months. As such, we have classified tax reserves of $0.6 million as a current liability.

NOTE 10. Share Repurchase

In August 2007, we announced that our Board approved the repurchase of up to $40.0 million of our outstanding common stock. As of November 3, 2007, we had repurchased 870,470 shares for approximately $7.2 million, which represents an average price of $8.23 per share. We intend to make repurchases from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The timing and amount of any repurchases will be at the discretion of management and the repurchase program is expected to remain in effect through fiscal 2007 unless it is extended or shortened by the Board.

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

OVERVIEW

We are a mall-based specialty retailer operating the Hot Topic and Torrid concepts. At our Hot Topic stores, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories and gift items for young men and women principally between the ages of 12 and 22. At our Torrid stores, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of the third quarter of fiscal 2007 (November 3, 2007 in the 52-week fiscal year ending February 2, 2008), we operated 695 Hot Topic stores throughout the United States and Puerto Rico and 147 Torrid stores in 36 states. We also sell merchandise on two websites, www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. Throughout this report, the terms “our,” “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

Our Hot Topic division focuses on music/pop culture-licensed and music/pop culture-inspired trends and we have adopted a teen customer-focused strategy which includes immersing ourselves into the rock music and pop culture scenes, identifying products that are inspired by these scenes, and creating an in-store environment that reflects our inspiration. Our feedback loop is integral to our strategy. We gain input from customers and store associates via reading customer comment cards and associate concert reports, visiting stores, allowing direct email communication with stores and observing focus groups. We believe this direct engagement with customers, along with our music/pop culture-licensed and –inspired merchandise, provides a competitive advantage over other mall-based fashion retailers.

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

At the end of the third quarter of fiscal 2007, we operated 695 Hot Topic stores and 147 Torrid stores compared to 693 Hot Topic stores and 129 Torrid stores at the end of the third quarter of fiscal 2006. During the third quarter of fiscal 2007, we opened a total of five Hot Topic stores and 14 Torrid stores and closed three Hot Topic stores. We also remodeled or relocated 14 Hot Topic stores during the quarter; five of these remodels or relocations saw their square footage change by over 15%. We currently anticipate opening approximately 30 to 35 new stores, consisting of 5 new Hot Topic stores and between 25 to 30 new Torrid stores, during fiscal 2008. We also plan to remodel or relocate approximately 30 existing Hot Topic stores and plan to close approximately 20 Hot Topic stores and 5 Torrid stores in fiscal 2008.

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

Our fiscal year is on a 52-53 week basis and ends on the Saturday nearest to January 31. The fiscal year ending February 2, 2008 is a 52-week fiscal year, and the fiscal year ended February 3, 2007 was a 53-week fiscal year.

The 53rd week in fiscal 2006 caused a one-week shift in our 2007 fiscal calendar, referred to below as the “Retail Calendar Shift,” resulting in the end of the third quarter of fiscal 2007 being shifted later by one week relative to the quarter-ending date last fiscal year. Seasonal influences near quarter-end dates may cause year-over-year comparisons to be impacted by the Retail Calendar Shift. Our reported comparable store results for fiscal 2007, both in this report and in our other public disclosures, have been adjusted for the shift.

The following discussion of our results of operations, financial condition and liquidity and other matters should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes related thereto.

RESULTS OF OPERATIONS

Three Months Ended November 3, 2007 Compared to the Three Months Ended October 28, 2006

The following table sets forth selected data from our statement of operations expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

For the three months ended:	November 3, 2007	October 28, 2006
Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	63.7	65.2

Gross margin	36.3	34.8
Selling, general and administrative expenses	30.7	28.9

Income from operations	5.6	5.9
Interest income, net	0.2	0.1

Income before income taxes	5.8	6.0
Provision for income taxes	2.3	2.4

Net income	3.5%	3.6%

Net sales decreased $8.2 million, or 4.2%, to $188.5 million during the third quarter of fiscal 2007 from $196.7 million during the third quarter of fiscal 2006. The components of this $8.2 million decrease in net sales are as follows:

Amount ($millions)	Description
$2.4	Increase in net sales from new Torrid stores opened since the third quarter of the prior year and Torrid stores not yet qualifying as comparable stores.

0.6	Increase in net sales from new Hot Topic stores opened since the third quarter of the prior year and Hot Topic stores not yet qualifying as comparable stores.

(0.2)	Decrease in net sales from 14 expanded or relocated Hot Topic and Torrid stores, some of which were not open for the full quarter, not yet qualifying as comparable stores.

(0.3)	Decrease in Internet sales (hottopic.com and torrid.com).

(4.2)	Decrease in comparable store net sales in the third quarter of fiscal 2007 compared to the corresponding period from the previous fiscal year.

(6.5)	Decrease in store net sales in the third quarter of fiscal 2007 due to the weekly sales differential caused by the 2006 shift in the Retail Calendar.

$(8.2)	Total

At the end of the third quarter of fiscal 2007, 752 of our 842 stores (Hot Topic and Torrid) were included in the comparable store base, compared to 689 of our 822 stores (Hot Topic and Torrid) open at the end of the third quarter of fiscal 2006. Sales of our Hot Topic division’s apparel including tee-shirts, as a percentage of total net sales, increased to 56% during the third quarter of fiscal 2007 from 55% for the third quarter of fiscal 2006.

Gross margin increased $0.1 million, or 0.1%, to $68.5 million during the third quarter of fiscal 2007 from $68.4 million during the third quarter of fiscal 2006. As a percentage of net sales, gross margin increased to 36.3% during the third quarter of fiscal 2007 from 34.8% in the third quarter of fiscal 2006. The significant components of this 1.5% increase in gross margin as a percentage of net sales are as follows:

%	Description
3.9	Increase in merchandise margin primarily due to lower markdowns, higher initial markup, higher damage allowances, lower freight-in expenses and lower employee discounts.

(0.1)	Higher buying costs primarily as a result of higher payroll costs and deleveraging buying costs over lower comparable store sales.

(0.3)	Increase in distribution expenses primarily due to an increase in consulting fees, increased expedited freight expense to the stores, partially offset by lower temporary personnel expenses.

(2.0)	Increase in store occupancy and depreciation expenses, primarily due to the acceleration of depreciation and higher occupancy costs related to our store remodel and relocation program and store closures, as well as deleveraging store expenses over lower sales per square foot.

1.5%	Total

Selling, general and administrative expenses increased $1.1 million, or 1.9%, to $58.0 million during the third quarter of fiscal 2007 compared to $56.9 million during the third quarter of fiscal 2006. The total dollar increase in selling, general and administrative expenses was primarily attributable to a 2.4% increase in the number of retail stores from 822 at the end of the third quarter of fiscal 2006 to 842 at the end of the third quarter of fiscal 2007 and the corresponding additional payroll and other expenses required to support these additional stores. As a percentage of net sales, selling, general and administrative expenses increased to 30.7% in the third quarter of fiscal 2007 compared to 28.9% in the third quarter of fiscal 2006. The significant components of the 1.8% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
1.5	Increase in store payroll expense due to increases in wage rates as a result of higher minimum wages, increases in medical expenses and deleveraging of payroll costs over lower average store sales.

0.3	Increase in marketing expenses primarily due to print advertising.

0.2	Increase in other store expenses primarily due to DSL conversion charges, utilities, repair and maintenance expenses and deleveraging of costs over lower average store sales, partially offset by a decrease in store supplies.

(0.1)	Decrease in non-cash stock-based compensation expense primarily due to reduced expense related to restricted stock unit awards and a drop off of fully amortized stock option grants in the first quarter of 2007.

(0.1)	Decrease in depreciation and amortization primarily due to a decrease in depreciation expense from fully depreciated software assets in the third quarter of 2006.

1.8%	Total

Income from operations decreased $1.0 million to $10.5 million during the third quarter of fiscal 2007 from $11.5 million during the third quarter of fiscal 2006. As a percentage of net sales, income from operations was 5.6% in the third quarter of fiscal 2007 compared to 5.9% in the third quarter of fiscal 2006.

Net interest income as a percentage of sales was 0.2% in the third quarter of fiscal 2007 compared to 0.1% in the third quarter of fiscal 2006.

Provision for income taxes was $4.2 million for the third quarter of fiscal 2007 compared to $4.7 million for the third quarter of fiscal 2006. The effective tax rate was 38.9% for the third quarter of fiscal 2007 compared to 39.9% for the third quarter of fiscal 2006.

Nine Months Ended November 3, 2007 Compared to the Nine Months Ended October 28, 2006

The following table sets forth selected data from our statement of operations expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

For the nine months ended:	November 3, 2007	October 28, 2006
Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	66.3	67.2

Gross margin	33.7	32.8
Selling, general and administrative expenses	32.7	31.4

Income from operations	1.0	1.4
Interest income, net	0.3	0.2

Income before income taxes	1.3	1.6
Provision for income taxes	0.5	0.6

Net income	0.8%	1.0%

Net sales decreased $3.7 million, or 0.7%, to $507.4 million during the first nine months of fiscal 2007 from $511.1 million during the first nine months of fiscal 2006. The components of this $3.7 million increase in net sales are as follows:

Amount ($ millions)	Description
$5.8	Increase in net sales from new Torrid stores opened since the third quarter of the prior year and Torrid stores not yet qualifying as comparable stores.

5.4	Increase in net sales from new Hot Topic stores opened since the third quarter of the prior year and Hot Topic stores not yet qualifying as comparable stores.

2.8	Increase in Internet sales (hottopic.com and torrid.com).

0.3	Increase in net sales from 59 expanded or relocated Hot Topic and Torrid stores not yet qualifying as comparable stores.

(2.3)	Decrease in store net sales in the first nine months of fiscal 2007 due to the weekly sales differential caused by the 2006 shift in the Retail Calendar.

(15.7)	Decrease in comparable store net sales in the first nine months of fiscal 2007 compared to the corresponding period from the previous fiscal year.

$(3.7)	Total

Sales of our Hot Topic division’s apparel, as a percentage of total net sales, increased to 56% for the first nine months of fiscal 2007 from 55% for the first nine months of fiscal 2006. The increase in women’s and men’s apparel was offset by a decline in accessories and music.

Gross margin increased $3.5 million, or 2.1%, to $171.0 million during the first nine months of fiscal 2007 from $167.5 million during the first nine months of fiscal 2006. As a percentage of net sales, gross margin increased to 33.7% during the first nine months of fiscal 2007 from 32.8% in the first nine months of fiscal 2006. The significant components of this 0.9% increase in gross margin as a percentage of net sales are as follows:

%	Description
2.4	Increase in merchandise margin primarily due to higher initial markup, higher vendor allowances, lower freight-in expenses, lower employee discounts and lower markdowns.

0.2	Decrease in distribution expenses primarily due to lower temporary personnel expenses and lower freight expenses to stores, partially offset by increased consulting fees.

(1.7)	Increase in store occupancy and depreciation expenses, primarily due to the acceleration of depreciation related to our store remodel and relocation program and store closures, as well as deleveraging store expenses over lower comparable store sales.

0.9%	Total

Selling, general and administrative expenses increased $5.3 million, or 3.3%, to $165.7 million during the first nine months of fiscal 2007 compared to $160.4 million during the first nine months of fiscal 2006. The total dollar increase in selling, general and administrative expenses was primarily attributable to a 3.2% increase in the average number of retail stores and the corresponding additional payroll and other expenses required to support these additional stores. As a percentage of net sales, selling, general and administrative expenses increased to 32.7% in the first nine months of fiscal 2007 compared to 31.4% in the first nine months of fiscal 2006. The significant components of the 1.3% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
1.0	Increase in store payroll expense due to increases in wage rates as a result of higher minimum wages, increases in medical expenses and deleveraging of payroll costs over lower comparable store sales.

0.5	Increase in other general and administrative expenses due to increased payroll expense and consulting fees, partially offset by a decrease in performance based bonus.

0.1	Increase in marketing expenses primarily due to print advertising.

(0.1)	Decrease in depreciation and amortization primarily due to a decrease in depreciation expense from fully depreciated software assets in the third quarter of 2006.

(0.2)	Decrease in non-cash stock-based compensation expense primarily due to reduced expense related to restricted stock unit awards and a drop off of fully amortized stock option grants in the first quarter of 2007.

1.3%	Total

Income from operations decreased $1.8 million to $5.3 million during the first nine months of fiscal 2007 from $7.1 million during the first nine months of fiscal 2006. As a percentage of net sales, income from operations was 1.0% in the first nine months of fiscal 2007 compared to 1.4% in the first nine months of fiscal 2006.

Net interest income as a percentage of sales was 0.3% in the first nine months of fiscal 2007 compared to 0.2% in the first nine months of fiscal 2006.

Provision for income taxes decreased $0.6 million to $2.7 million for the first nine months of fiscal 2007 from $3.3 million during the first nine months of fiscal 2006. The effective tax rate was 39.2% for the first nine months of fiscal 2007 and 40.7% for the first nine months of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

Historically and during the first nine months of fiscal 2007, our primary uses of cash have been to finance store openings, remodels and relocations and purchase merchandise inventories. We have also made periodic repurchases of our common shares. During the third quarter of fiscal 2007 and consistent with recent years, we satisfied our cash requirements principally from cash flows from operations, and to a lesser extent, proceeds from the exercise of stock options. We also maintain a $5.0 million unsecured credit agreement for issuing letters of credit for inventory purchases. There were letters of credit for $81,000 and $80,000 outstanding at November 3, 2007 and February 3, 2007, respectively.

In August 2007, we announced that our Board approved the repurchase of up to $40.0 million of our outstanding common stock. As of November 3, 2007, we had repurchased 870,470 shares for approximately $7.2 million, which represents an average price of $8.23 per share. We intend to make repurchases from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The timing and amount of any repurchases will be at the discretion of management and the repurchase program is expected to remain in effect through fiscal 2007 unless it is extended or shortened by the Board.

Net cash flows provided by operating activities were $25.9 million in the first nine months of fiscal 2007 compared to $29.5 million in the first nine months of fiscal 2006. The $3.6 million decrease in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 was primarily attributable to an increase in prepaid expenses and other current assets along with a decrease in accrued liabilities, offset by an increase in accounts payable.

Net cash flows used in investing activities were $17.3 million in the first nine months of fiscal 2007 compared to $22.2 million in the first nine months of fiscal 2006. The $4.9 million decrease in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 resulted principally from a $13.7 million increase in proceeds from the sale of short-term investments, net of purchases, partially offset by an $8.6 million increase in purchases of property and equipment.

Net cash flows used in financing activities were $5.5 million in the first nine months of fiscal 2007 compared to $2.1 million provided by investing activities in the first nine months of fiscal 2006. The $7.6 million decrease in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 resulted primarily from a $7.2 million repurchase of common stock.

The following table summarizes certain contractual obligations as of November 3, 2007, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period ($ in thousands)
Contractual obligations*	Total	Within 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating leases	$364,003	$56,213	$108,429	$93,635	$105,726
Purchase obligations	$50,711	50,711	—	—	—
Letters of credit and other obligations	$1,296	1,296	—	—	—

Total contractual obligations	$416,010	$108,220	$108,429	$93,635	$105,726

*	Excludes obligations arising from the adoption of FIN 48.

We expect capital expenditures for fiscal 2007 and 2008 to be in the range of $45 to $50 million and $28 to $30 million, respectively, which will relate primarily to the remodeling or relocating of Hot Topic stores and the opening of new Hot Topic and Torrid stores. The remainder of the expenditures will be primarily for improvements to our information technology, on-line music strategy and corporate infrastructure. We believe our current cash balances and cash generated from operations will be sufficient to fund our operations and planned expansion through at least the next 12 months.

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

Our strategy of opening a significant number of new stores could create challenges we may not be able to adequately meet, and our remodeling, relocating or closing of existing stores may not achieve their anticipated benefits.

Our net sales have grown during the past several years, primarily as a result of the opening of new stores and, to a lesser extent, the introduction of new products. We intend to continue to open and operate a significant number of new stores for the foreseeable future, as well as to evolve our existing business by remodeling, relocating or closing certain existing stores. We currently anticipate opening approximately 30 to 35 new stores, consisting of approximately 5 new Hot Topic and approximately 25 to 30 new Torrid stores, during fiscal 2008. We also plan to remodel or relocate approximately 30 existing Hot Topic stores and plan to close approximately 20 Hot Topic stores and 5 Torrid stores in fiscal 2008.

Our future operating results will depend substantially upon our ability to successfully open and operate new stores and to improve the performance of our remodeled and relocated stores. Operation of a greater number of new stores, moving or expanding store locations and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by us in our existing stores and markets. There can be no assurance that our expansion will not adversely affect the individual financial performance of our existing stores or our overall results of operations. As the number of our stores increases, we may face risks associated with market saturation of our products and concepts.

Similarly, there can be no assurance that remodeling or relocating existing stores will not adversely affect either the individual financial performance of the store prior to the change, or our overall results of operations. Further, there can be no assurance that we will successfully achieve our remodel or expansion targets or, if achieved, that planned remodel or expansion will result in profitable operations. Finally, our closing of existing stores may not result in the desired improvements to our overall results of operations.

Our business strategy requires improving our operations, and we may not be able to do this sufficiently to effectively prevent negative impact on our business and financial results.

In order to open and operate new stores as we have planned, among other things, we will need to locate suitable store sites, negotiate acceptable lease terms, obtain or maintain adequate capital resources on acceptable terms, source sufficient levels of inventory, hire and train store managers and sales associates, integrate new stores into our existing operations and maintain adequate distribution center space and information technology and other operations systems. Our opening of a second distribution center in Tennessee during fiscal 2005 was designed to address some of our growth challenges, but achieving and maintaining operating efficiencies in multiple distribution centers is subject to numerous risks and uncertainties.

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

Expanding our operations to include new concepts presents risks we have faced with our existing concepts but also new risks due to differences in concept objectives and strategies.

Since our inception, we have expanded our business to include our Torrid concept in addition to our historical Hot Topic concept. We may implement other new concepts, such as a digital music concept, in the future. Starting and operating new concepts presents new and challenging risks and uncertainties, including unanticipated operational problems; lack of experience; lack of customer acceptance; new vendor relationships; competition from existing and new retailers; and diversion of management’s attention from our existing concepts. For example, the Torrid concept involves implementation of a retail apparel concept which is subject to most of the same risks as the Hot Topic concept, as well as additional risks inherent in a concept that concentrates on apparel and fashion, including risks of difficulty in merchandising, uncertainty of customer acceptance, fluctuations in fashion trends and customer tastes, extreme competition with a less differentiated product offering and attendant markdown risks. Any digital music concept we implement will be subject to the general risks for new concepts described above as well as its own particular risks and uncertainties, such as risks related to obtaining access to third party digital content and maintaining adequate information technology and data security systems. We may not be able to generate continued customer interest in any of our new concepts, nor can there be any assurance that any new concepts will achieve sales and profitability levels that justify our investment.

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

A variety of factors affects our comparable store sales including, among others, the timing of new music releases and music/pop culture-related products; music and fashion trends; the general retail sales environment and the effect of the overall economic environment; our ability to efficiently source and distribute products; changes in our merchandise mix; ability to attain exclusivity and certain pop-culture related licenses; competition from other retailers; opening of new stores in existing markets and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that they will continue to fluctuate. Our comparable store sales results were (2.3)%, (5.8%) and (2.6)% for the first, second and third quarter, respectively, of fiscal 2007. For the first nine months of fiscal 2007, our comparable store sales results were (3.5)%. The following table shows our comparable store sales results for other recent periods:

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

Recording impairment charges for certain underperforming Hot Topic and Torrid stores may negatively impact our future financial condition or results of operations, and closing stores might not have a positive impact on our operating results.

Based on our review of certain underperforming stores, we recorded $1.0 million, $3.4 million and $1.7 million in impairment charges during the first nine months of fiscal 2007, the full year fiscal 2006 and the full year fiscal 2005, respectively. There can be no assurance that we will not incur future impairment charges for underperforming stores which could have a significant negative impact on our operating results. In addition, we closed four stores during fiscal 2006, consisting of three Hot Topic stores and one Torrid store. Although the stores closed in 2006 had been underperforming as compared with our other Hot Topic and Torrid stores, there is no assurance these store closures will have a significant positive impact on our operating results. We expect to close approximately 12 Hot Topic stores and 3 Torrid stores in fiscal 2007. We also expect to close additional stores in the future, which also could adversely affect our operating results.

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

In addition, seasonal influences near quarter-end dates may cause financial results for given periods to be impacted by shifts in our fiscal year, which is on a 52-53 week basis. For example, the fiscal year ending February 2, 2008 is a 52-week fiscal year, and the fiscal year ended February 3, 2007 was a 53-week fiscal year. The 53rd week in fiscal 2006 caused a one-week shift in our 2007 fiscal calendar, resulting in the end of the third quarter of fiscal 2007 being shifted later by one week relative to the quarter-ending date last fiscal year.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 5, 2007 – September 1, 2007	782,470	$8.21	782,470	$33,573,000
September 2, 2007 – October 6, 2007	88,000	$8.34	88,000	$32,838,000
October 7, 2007 – November 3, 2007	—	—	—	$32,838,000

Total	870,470	$8.23	870,470	$32,838,000

(1)	In August 2007, we announced that our Board approved a stock repurchase program, authorizing the repurchase of up to $40.0 million of our outstanding common stock. We intend to make repurchases from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The timing and amount of any repurchases will be at the discretion of management and the repurchase program is expected to remain in effect through fiscal 2007 unless it is extended or shortened by the Board. The purchases disclosed in the table above were completed in the quarter ended November 3, 2007. We intend to remain active with our share repurchase program should the right market conditions exist.

Item 6.	Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws, as amended. (2)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (1)

31.1	Certification, dated November 28, 2007, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated November 28, 2007, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated November 28, 2007, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).

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

Hot Topic, Inc.
(Registrant)

Date:	November 28, 2007	/s/ Elizabeth McLaughlin
Elizabeth McLaughlin
Chief Executive Officer
(Principal Executive Officer)

Date:	November 28, 2007	/s/ James McGinty
James McGinty
Chief Financial Officer
(Principal Financial And Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws, as amended. (2)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (1)

31.1	Certification, dated November 28, 2007, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated November 28, 2007, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated November 28, 2007, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).

(1) Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333- 5054-LA) and incorporated herein by reference.
(2) Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.