Form 10-K
period 2008-02-02
HOT TOPIC INC /CA/
filed 2008-04-01
CIK 1017712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File 0-28784

HOT TOPIC, INC.

(Exact name of Registrant as specified in its charter)

California	77-0198182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

18305 E. San Jose Ave. City of Industry, California	91748
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (626) 839-4681

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, no par value	Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of August 4, 2007 was approximately $361,824,988 based on the closing price on that date of the Registrant’s Common Stock on the Nasdaq Stock Market. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates are deemed to be held by non-affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock was 43,701,170 as of March 31, 2008.

Documents Incorporated By Reference

Certain portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 2008 to be filed with the Securities and Exchange Commission (the “SEC”) no later than 120 days after February 2, 2008, are incorporated by reference into Part III of this Form 10-K (Items 10 through 14).

HOT TOPIC, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE

FISCAL YEAR ENDED FEBRUARY 2, 2008

i

Cautionary Statement Regarding Forward-Looking Disclosure

This report contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements include, for example, statements regarding our expectations, beliefs, intentions or strategies regarding the future, such as the extent and timing of future revenues and expenses and customer demand, other expected financial results and information, remodeling, relocating and closing of existing stores, new store openings and new concepts. All forward-looking statements included in this report are based on information available to us as of the date of this report. We will not necessarily update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be different from any future results, performance or achievements expressed or implied. Risks, uncertainties and other factors related to us are located, among other places, in Part I, Item 1A under the caption “Risk Factors” and in Part II, Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

ITEM 1.	BUSINESS

General

We are a shopping mall-based specialty retailer operating the Hot Topic and Torrid concepts. At Hot Topic, our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. Within pop culture, we believe music plays a primary and integral role in the minds, activities and preferences of our target customers. We have adopted strategies to focus on music and music/pop culture-oriented merchandise, return to a fundamentally regular price business, establish ourselves as a merchandise ‘item’ destination and continue to emphasize superior customer service. At our Hot Topic stores, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items for young men and women principally between the ages of 12 and 22. At our Torrid stores, we sell apparel, lingerie, shoes and accessories for plus-size females between the ages of 15 and 29. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of fiscal 2007 (the 52-week fiscal year ended February 2, 2008), we operated 690 Hot Topic stores throughout the United States and Puerto Rico, and 151 Torrid stores in 36 states. We also sell merchandise on two websites, www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and carry merchandise similar to that sold in the respective stores. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

During 2007, we opened nine new Hot Topic and 23 new Torrid stores, remodeled or relocated 70 existing Hot Topic stores and one Torrid store. We also closed 13 Hot Topic stores and three Torrid stores. Of the 71 stores that were remodeled or relocated, 16 had a square footage change of over 15%. We currently anticipate opening approximately five or fewer new Hot Topic and 10 new Torrid stores during fiscal 2008 (the fiscal year ending January 31, 2009). We also plan to remodel or relocate approximately 25 existing Hot Topic stores and to close approximately 20 Hot Topic stores and five Torrid stores in fiscal 2008.

Our Markets

We developed Hot Topic and Torrid in each case after recognizing a large, but specialized market niche, not widely serviced by national retail chains.

The music-licensed apparel industry essentially began in the 1960s with bootleggers selling tee shirts at concert venues. Over the years, artists began to realize the commercial potential of licensing their likenesses and logos to tee shirt manufacturers and others who produced assorted merchandise.

The music industry and music merchandise industry have been significantly impacted by the availability and accessibility of Internet and digital technology. This is in stark contrast to past decades when the vinyl record cover and a few magazines of modest circulation were the primary source of young people’s information about their music and favorite bands. Today’s media enable fans not only to listen to the latest music and artists 24 hours a day, but also to experience a full sight and sound package of appearance and attitude.

As a result of today’s media reach, both emerging and well-known artists and the fashions they inspire are much more visible. We believe that this increased visibility has contributed to a rise in demand for music/pop culture-licensed and music/pop culture-influenced apparel and accessories. We believe teenagers throughout the United States have similar fashion preferences, largely as a result of the nationwide influence of the Internet and other music television networks, music distribution (including through the rapidly growing avenue provided by digital music and “downloads”), movies, and television programs.

Hot Topic’s target customers are young men and women between the ages of 12 and 22, who are passionate about music and pop culture. We believe our music/pop culture-influenced merchandise appeals to teenagers from diverse socio-economic backgrounds and that our customers are broadly representative of the teenage population in the United States.

Our second retail concept, Torrid, was developed based upon feedback from plus-size Hot Topic customers who wanted a store that catered explicitly to plus-size customers. We concluded there were a significant number of young women consumers who were plus-size and unable to find and buy a broad enough selection of fashion forward clothes in comparison to their smaller sized friends. We launched Torrid in the first half of fiscal 2001, with the opening of six locations across the country, and a website, www.torrid.com. Our Torrid store target customers are plus-size females aged 15 to 29, who are primarily influenced by fashion trends and by pop culture. We believe our Torrid store assortment allows young customers wearing sizes 12 to 26 to match the style, excitement, and selection available at other non-plus-size junior retailers.

Hot Topic Business Strategy

Our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. Within pop culture, we believe music plays a primary and integral role in the minds, activities and preferences of our target customers.

•	Focus on Music, the Differentiating Cornerstone of our Brand

We are committed to positioning ourselves firmly at the forefront of rock music, the core of our business. Music has continually evolved and is readily accessible on a real time basis. The move to the preferred digital format has impacted how teens learn about and relate to rock music. Today’s teenagers have wide, diverse tastes across all genres of rock music. At Hot Topic, we are positioning the brand to be the authentic, credible voice for new music. Our music strategy has evolved to be much less dependent on major artists and now focuses on a wide offering of band merchandise through the support of emerging rock artists. Many of these new artists are initially identified by our associates and customers. Our music assortment reflects this declining dependency on major artists with most of our products now being focused on emerging and mid-tier bands.

In addition to being the authentic voice for new music discovery, we are also focused on the value of the products and experience that we offer to our customers by continually reviewing both content and price. Our in-store music presence is all-encompassing, and we offer our customers a visual and audio experience that we believe is made “personal.” In support of the more personal experience, our associates highlight current music releases on bulletin boards as well as their personal favorites or “staff picks.” Our in-store sound system plays both released and soon-to-be released rock music. Another key element of our music strategy is to offer unique in-store experiences. One example is our in-store signing events by bands, particularly those that we consider to be emerging and mid-tier artists. Outside of the in-store music experience, we sponsor a number of concert tours and live events that highlight emerging bands within the sphere of the rock music genres. We diligently track rock music trends by monitoring new music through various websites, networking in local markets, visiting clubs around the country and attending concerts.

As part of our ongoing and evolving music strategy, we plan to offer a new online music experience that we are targeting to launch by the end of the second quarter of fiscal 2008. The new website will enable our customers to discover new music along with offering digital music, merchandise, unique content and community. We recognize that our customers learn about and acquire music differently than they have in the past and we believe we can meet their needs by providing a more comprehensive, authentic online music experience.

•	Focus on Unique Music/Pop Culture-Oriented Merchandise

We believe that fashion and products associated with popular music artists and pop culture trends have a significant influence on our customers. We have developed a unique strategy focused exclusively on offering music/pop culture-licensed and music/pop culture-influenced merchandise in shopping malls, lifestyle centers and entertainment centers around the country. Accordingly, we believe we are well positioned to capitalize on the growing teenage population and demand for music/pop culture-influenced merchandise.

•	Return to a Fundamentally Regular Price Business

We believe that our strategy of reducing the number of our promotional events will reinforce the integrity of our regular prices. Rather than establishing multiple promotions to drive short-term sales increases, we will remain committed to controlling the number of promotionally priced items in order to preserve the integrity of our product offerings and prices.

•	Re-establish Ourselves as a Merchandise ‘Item’ Destination with a Primary Focus on Tees

We have selectively invested in merchandise classifications that we consider to be key items that are fundamental to our business and we maintain a high in-stock position in those items. We believe that our in-stock position in key alternative classifications results in fewer missed sales and creates an impression in customer’s minds that Hot Topic is the destination where they can consistently find unique items typically unavailable at other retailers. We also have allocated a more significant portion of our inventory to tee shirts, both licensed and non-licensed, to reinforce that Hot Topic is the destination for music, novelty and fashion tees.

•	Continue to Actively Manage our Inventory

Our disciplined approach to the management of inventory has resulted in overall lower levels of inventory, particularly in the fashion apparel categories, resulting in improved merchandise margins. Through diligently managing inventory and the merchandise mix of categories, we are able to capitalize on emerging trends and minimize our dependence on any one particular category. We also take timely and permanent markdowns on obsolete inventory to maintain a fresh merchandise mix.

•	Emphasize Superior Customer Service

Our associates are trained to provide a value-added customer experience. Sales associates are encouraged to engage with customers, provide information about new music and fashion trends and stimulate the customer’s interest in, and knowledge of, the Hot Topic product offerings. We believe that a high level of employee product knowledge and a commitment to music and fashion create credibility in the marketplace and differentiate Hot Topic from other teen-focused retailers. In addition, we regularly test new merchandise in select Hot Topic stores before chain-wide distribution and order a majority of our merchandise not more than 60 to 90 days before delivery, which allows us to react quickly to emerging trends.

Torrid Business Strategy

Our goal for Torrid stores is to become the leading specialty retailer of fashion forward plus-size young women’s apparel and accessories. Elements of Torrid’s business strategy include:

•	Focus on Current Fashion Trends

Our Torrid merchandising team focuses on providing a fashion forward merchandise assortment that reflects the influence of current fashion trends and pop culture. These influences provide the inspiration for hip, trendy apparel and accessories to which our plus-size customers relate. We believe that Torrid is the first shopping mall concept to offer a complete store assortment of fashion forward apparel for plus-size young women.

•	Listen to the Customer

Torrid buyers actively solicit customer feedback through frequent visits to store locations, in-store comment cards, emails and postings. We use this input to interpret new fashion trends and pop culture influences as we develop the fashion forward merchandise assortments that are the Torrid brand. We test new trends and styles frequently to gauge customer response.

•	Emphasize Customer Service and the In-Store Experience

We provide training and coaching for Torrid store associates that emphasize one-on-one service for our customers. We reward sales associates through a program called “diva dollars” for every sale that exceeds a determined dollar threshold. We believe that many plus-size customers have been unable to find sufficient quantities and selections of fashionable apparel in line with current trends. Through our focus on customer service and leading-edge fashion, we seek to create a compelling shopping environment that the young plus-size customer is looking for. We believe that the warm greeting, extensive fashion offerings and helpful suggestive selling by our team members create a welcoming and exciting store environment that will be attractive to, and preferred by, the Torrid customer.

Store Locations

As of February 2, 2008, we operated 690 Hot Topic stores throughout the United States and Puerto Rico and 151 Torrid stores in 36 states in both metropolitan and middle markets. The following chart shows, as of February 2, 2008, the number of Hot Topic and Torrid stores operated in each state in which those stores are located:

Hot Topic, Inc.

Stores By State

Open as of February 2, 2008

	Hot Topic Stores	Torrid Stores	Total Company
Alabama	7	—	7
Alaska	3	1	4
Arizona	17	7	24
Arkansas	6	—	6
California	79	48	127
Colorado	15	1	16
Connecticut	9	3	12
Delaware	2	—	2
Florida	41	4	45
Georgia	15	3	18
Hawaii	5	—	5
Idaho	4	1	5
Illinois	22	8	30
Indiana	15	1	16
Iowa	10	1	11
Kansas	6	—	6
Kentucky	9	1	10
Louisiana	8	2	10
Maine	3	—	3
Maryland	15	4	19
Massachusetts	20	3	23
Michigan	24	2	26
Minnesota	10	1	11
Mississippi	4	—	4
Missouri	15	3	18
Montana	4	—	4
Nebraska	4	1	5
Nevada	7	2	9
New Hampshire	5	1	6
New Jersey	16	5	21
New Mexico	7	1	8
New York	32	6	38
North Carolina	15	3	18
North Dakota	4	—	4
Ohio	29	5	34
Oklahoma	8	—	8
Oregon	7	4	11
Pennsylvania	37	4	41
Rhode Island	1	—	1
South Carolina	8	1	9
South Dakota	2	1	3
Tennessee	13	1	14
Texas	55	10	65
Utah	9	2	11
Vermont	1	—	1
Virginia	20	2	22
Washington	19	6	25
West Virginia	5	—	5
Wisconsin	11	2	13
Wyoming	1	—	1
Puerto Rico	6	—	6
Total	690	151	841

Real Estate Strategy

We have modified our store designs several times in the company’s history. During fiscal 2007, all of the new, remodeled and relocated Hot Topic stores were opened with a new store design, which presents the look of a downtown street store and was developed to be more representative of the wide range of customers’ rock music preferences. In fiscal 2008, we plan to remodel, or relocate to another location within the shopping mall, approximately 25 Hot Topic stores. These 25 stores will primarily be those locations that have an upcoming lease expiration and will require a new commitment during the year.

Prior to fiscal 2007, our strategy had been one of aggressive new Hot Topic store growth in both new and existing markets throughout the United States. With a mature store base of 690 open Hot Topic stores at the end of fiscal 2007, we believe we can more effectively improve company profitability by managing this existing store fleet rather than continuing to open a significant number of new Hot Topic stores, which could over-saturate the market and divert sales away from our existing stores. Accordingly, our Hot Topic growth strategy will be moderate and we will be highly selective in our decisions to open new Hot Topic stores. Our Torrid store growth, while measured, will be planned to facilitate expansion into new and existing markets. We continue to believe that new Torrid store openings will further increase our name recognition, thereby strengthening our market presence.

Currently, we open a very small number of Hot Topic stores primarily in selected lifestyle and entertainment centers and to a lesser extent, traditional shopping malls. We continue to open Torrid stores predominantly in traditional shopping malls. We opened nine new Hot Topic stores and 23 new Torrid stores in fiscal 2007, and we also expanded or relocated 70 existing Hot Topic stores and one existing Torrid store. In fiscal 2008, we plan to open approximately five or fewer new Hot Topic stores and approximately 10 new Torrid stores.

We evaluate the financial performance of all our stores and have closed, and will continue to close, stores that do not meet minimum thresholds of profitability. Many of the store leases contain early termination options that allow us to close the stores within a specified time period at little or no cost, particularly in the early years of a lease, if specified sales levels are not achieved. We may also choose to close a particular store upon the lease expiration. We closed 16 stores during fiscal 2007, consisting of 13 Hot Topic stores and three Torrid stores and plan to close approximately 20 Hot Topic stores and five Torrid stores in fiscal 2008.

We evaluate potential Hot Topic and Torrid store locations based on a variety of criteria relevant to our merchandising strategy, including: the sales of the shopping mall and anchor stores, sales of teenage-oriented and plus-size stores, age demographics in the trade area, median family income and other economic factors. With respect to potential remodels or relocations within shopping malls where we have an existing store, we look also at historical sales at the existing store, and the attractiveness of various design features and locations within the shopping mall. We have a real estate committee that meets regularly to evaluate and select store locations and consider store remodels and relocations. Our Hot Topic stores currently average approximately 1,700 square feet, and our Torrid stores currently average approximately 2,500 square feet.

The following table and chart provide recent history of our store expansion:

	Fiscal Year
	2003	2004	2005	2006	2007
	(Number of Stores)
Stores at beginning of year	445	554	668	783	825

Hot Topic stores opened	84	91	71	34	9
Hot Topic stores closed	—	(1)	—	(3)	(13)
Torrid stores opened	25	24	46	12	23
Torrid stores closed	—	—	(2)	(1)	(3)

Stores at end of year	554	668	783	825	841

Hot Topic and Torrid stores remodeled or relocated	4	10	17	22	71

Store-Level Economics

During fiscal 2007, average sales per Hot Topic store were $0.8 million and average sales per square foot of selling space were $468. Average sales per Torrid store were $0.9 million and average sales per square foot of selling space were $347 during the same year. We cannot guarantee that these results will continue or that future average store-level sales will not vary from historical results.

Hot Topic Merchandising

Our Hot Topic stores serve as a focal point for music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items. Music/pop culture-licensed merchandise includes tee shirts, hats, posters, stickers, patches, postcards, books, novelty accessories, compact discs and DVDs. Music/pop culture-influenced merchandise includes women’s and men’s apparel and accessories, such as woven and knit tops, skirts, pants, shorts, jackets, shoes, costume jewelry, body jewelry, sunglasses, cosmetics, leather accessories and gift items. Approximately half of Hot Topic’s products are music/pop culture-licensed, and the other half are music/pop culture-influenced. A key strategy of our Hot Topic stores is to offer a diverse product assortment that customers cannot find in other stores. We have more than 24 distinct merchandise categories or “departments.” Over 180 different licensed band tee shirts are represented in Hot Topic stores from current artists such as AFI, Bullet for my Valentine, My Chemical Romance, Chiodos, Panic at the Disco, Paramore, HIM, Insane Clown Posse and Slipknot, to classic rock artists such as The Ramones, Nirvana, Bob Marley, The Rolling Stones, Metallica and Led Zeppelin. New items and categories are regularly tested to stay current with customer demand and new product trends.

Our Hot Topic merchandising staff consists of a Chief Merchandising Officer, Divisional Merchandise Managers and a staff of buyers and assistant buyers who manage the various product categories. We seek to employ a merchandising staff that reflects our culture in that their decisions and actions are influenced by music and pop culture. In determining which merchandise to buy, the merchants spend considerable time viewing music videos, reviewing industry music sales, monitoring rock radio station air play, consulting with sales associates (to draw from their different experiences and perspectives), reviewing customer requests, attending trade shows and reading music and fashion industry periodicals and monitoring music websites. In addition, the merchandising staff regularly visit nightclubs and attend concerts and other events that attract young people.

To complement our merchandising staff and their efforts, in April 2007, we added a Chief Music Officer to help us stay further ahead of the music curve. With this addition, we believe we are well positioned to propel our music strategy forward, primarily through: the discovery and support of new bands, which we intend to be reflected in our assortment mix; fair pricing of CDs and rock tees, most of which we expect to be exclusive to us; and by creating an in-store music presence at all times, an experience that we hope to make “personal” for each customer.

Our Hot Topic stores have several lines of private label merchandise to complement and supplement our current product offerings. We believe that Hot Topic brands play an important part in differentiating our stores from those of our competitors and provide us with higher margin opportunities as compared to other merchandise. Our proprietary brands include Morbid Metals (body jewelry) and Morbid Threads (men’s and women’s apparel and hosiery). Some shoes are also sold under the Hot Topic label.

To reduce fashion risk and maintain the ability to respond quickly to emerging trends, Hot Topic buyers commit to a majority of the merchandise not more than 60 to 90 days in advance of delivery. We also often begin with smaller test purchases prior to chain-wide distribution. We regularly monitor store sales by merchandise theme, classification, individual items, color and size to determine types and quantities of products to purchase, to detect products and trends that are emerging or declining and to manage the product mix in our stores by responding to the spending patterns of our customers. We also maintain interactive relationships with our vendors as we understand the importance of facilitating quick responses to product trends.

Torrid Merchandising

Our Torrid stores serve as a destination for current trends in fashion apparel and accessories for plus-size young women. We believe that our Torrid customer wants to wear the same types of merchandise as her smaller-sized peers. Torrid apparel is sized 12-26. Torrid merchandise includes both casual and dressy offerings with particular emphasis on jeans, novelty tee shirts, fashion tops, sweaters, pants, jackets and dresses. We also carry hosiery, shoes, intimate apparel and fashion accessories. As appropriate, our merchandise is specifically proportioned for plus-size customers. Torrid buyers work closely with vendor partners to monitor and maintain our unique apparel fit specifications for young women. Likewise, we strategically share certain research on current fashion trends and customer input with key vendors so that we can maintain high standards of quality and fashion leadership. We believe that our brand mix gives our Torrid customer an opportunity to buy the same or similar hottest styles and brands as her non-plus-size counterparts.

Torrid’s President manages two divisional merchandise managers, a buying team, a product development team, sourcing team and a fit and quality assurance team. Customer and store associate feedback influences our merchandising decisions. The merchandising team spends considerable time on fashion research from a variety of international sources that are relevant to our young, fashion forward customer. This process includes retail research in the United States and international fashion hot spots, entertainment and pop culture venues and trade shows.

Torrid merchandise is purchased from established branded vendors as well as private label suppliers. Private label vendors provide the customer with unique, fashion forward merchandise, which is exclusive to Torrid. Private label merchandise also provides Torrid with higher margin opportunities as compared to other merchandise. In order to reduce fashion risk and maintain the ability to respond quickly to emerging trends, Torrid buyers commit to a majority of the merchandise not more than 120 days, and many times less than 75 days, in advance of delivery.

Planning and Allocation of Merchandise

Planning and allocation of our inventory is done at the store by merchandise classification and Stock Keeping Unit, or SKU, levels, using integrated third-party software. Most merchandise is ordered in bulk and then allocated to each store based on store inventory plans and SKU performance using JDA’s Advanced Allocation software. Our buyers and inventory analysts determine SKU reorder quantities by using this proprietary automated software program that considers sales history, projected sales, planned inventories by store, store demographics, geographic preferences, store openings and planned markdown dates.

We have two distribution centers. One is located at our headquarters in City of Industry, California, and the other is in LaVergne, Tennessee, near Nashville. We purchased the Tennessee distribution center in fiscal 2005 to ship Hot Topic merchandise primarily to our stores in the eastern half of the United States. The two distribution centers will allow us to accommodate our anticipated growth for the foreseeable future.

All merchandise is delivered to our distribution centers, where it is inspected, allocated, picked, prepared and boxed for shipment to our stores. We ship merchandise to stores each weekday, providing our Hot Topic and Torrid stores with a steady flow of new and reordered merchandise. Minimal back stock is maintained in our distribution centers and stores, so that most of our merchandise is available for sale on the selling floors of our stores. No single vendor accounted for more than 6.5% of our merchandise purchases during fiscal 2007.

Hot Topic and Torrid Store Operations

Hot Topic and Torrid each have a Vice President of Store Operations who leads a divisional operations team. Supporting the Vice President of each division are regional directors who oversee multiple districts, and district managers who typically oversee six to nine stores. A store manager and two to three assistant managers oversee individual stores. In addition to managers and assistant managers, a typical store has approximately six to ten part-time sales associates, depending on the season.

We have established training and operating procedures to assist field management in the supervision and training of all associates. We have also designed a store manager training program, which is used to train new managers.

At Hot Topic, we strive to create a store environment that customers will consider “their place” to shop with friends. We seek to hire sales associates who are like our customers – energetic people who are knowledgeable and passionate about music and pop culture. Additionally, in return for feedback on trends, we reimburse Hot Topic store associates for the cost of attending concerts. They are also encouraged to directly communicate customer feedback as well as their own merchandise and product ideas to the buyers and management. Our culture and our direct interaction with, and respect for, sales associates are significant factors in attracting these associates to work for us.

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

The primary goal of the Hot Topic sales associate position is to provide superior and informed customer service in order to maximize sales and minimize inventory shrinkage. Store management receives daily store sales and category results so that performance can be measured against set goals. Postage-paid “report cards” are provided in all stores for customers to grade performance and make recommendations to us. We train associates to greet each customer, to inform the customer about new trends and to suggest merchandise that matches the customer’s lifestyle, music and trends. We believe that our associates’ high level of product knowledge and customer service differentiates us from other specialty retailers.

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

Hot Topic Marketing and Promotion

We rely on our customers, associates, store design and exciting music to attract new customers to our Hot Topic stores. We actively solicit and encourage customer feedback, both to generate enthusiasm and passion for our offerings as well as to allow us to quickly respond to customer needs, which in turn helps us to remain current in merchandising our stores. To further promote Hot Topic stores, we sponsor various music events and conduct periodic contests. Our sponsorship activities have included concert tours such as the South by Southwest, or SXSW, Music Festival, Vans Warped Tour, the Take Action Tour and the Taste of Chaos Tour.

We sell gift cards at our stores as a convenient alternative for gift giving by our customers. Our Hot Topic gift cards do not expire. Gift card styles and colors periodically change and are designed to appeal to customer preferences. Gift cards can be redeemed for merchandise at any Hot Topic store location for any amount up to the current balance. Unused amounts remain on the card until redeemed by the customer. Customers may add to outstanding amounts on their existing gift cards in our stores.

In fiscal 2004, we established the Hot Topic Foundation. The Foundation’s objective is to support programs and organizations that specifically focus on encouraging and educating young people in music and the arts. The

Foundation has been funded through donations from our employees, our company and our customers. As of February 2, 2008, $4,187,000 had been raised for the benefit of the Foundation. We are proud of the meaningful contributions the Foundation has made to school music programs and other initiatives, and we believe these activities have a positive influence on young people.

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

Our Torrid guest loyalty program, divastyle® , offers us the chance to communicate directly and often with our most frequent and highest spending Torrid customers. As of fiscal 2007 year end, we had over 800,000 sign ups and over 100,000 full divastyle® members. These program members are rewarded throughout the year with special offers and promotions and a newsletter that provides fashion information and updates on new products and current trends available at Torrid.

We sell gift cards at our stores as a convenient alternative for gift giving by our customers. Out Torrid gift cards do not expire. Gift card styles and colors periodically change and are designed to appeal to customer preferences. Gift cards can be redeemed for merchandise at any Torrid store location for any amount up to the current balance. Unused amounts remain on the card until redeemed by the customer. Customers may add to outstanding amounts on their existing gift cards at our stores.

Hot Topic Internet Sales

Our website, www.hottopic.com, provides a convenient and expanded shopping experience for our customers. Hot Topic Internet sales decreased by 6.7% to $19.0 million in fiscal 2007 compared to fiscal 2006 and contributed approximately 3.2% of total Hot Topic sales in fiscal 2007 and fiscal 2006. In addition to our broad selection of merchandise for sale, including some Internet-only items, our Hot Topic website offers content such as tour dates, contests, job postings, store locations and community features such as band reviews and pod casts. We also sell Hot Topic gift cards via this site.

In early 2007, we launched a redesigned website, which provides a new look and feel to visitors to www.hottopic.com. We expect the redesigned site to spark increased interest in our site across a wide range of potential customers.

Torrid Internet Sales

Our website, www.torrid.com, provides a convenient and expanded shopping experience for our customers. Torrid Internet sales in fiscal 2007 increased by 44.2% to $15.3 million compared to fiscal 2006 and contributed approximately 11.1% of total Torrid sales in fiscal 2007 compared to 8.6% in fiscal 2006. As we continue to grow our Torrid store concept, we believe that www.torrid.com will provide an increasingly important portal for plus-size customers. To accommodate this trend and increase Internet sales, we will continue to focus on developing our Torrid Internet business in the coming year.

In addition to our broad selection of merchandise for sale, including some Internet-only items, our Torrid website offers content such as special events, contests, job postings, store locations, community features and editorials on topics of interest to our Torrid customers. We also sell Torrid gift cards via this site.

Information Technology

Our information systems provide integration of store, merchandising, distribution, financial and human resources records and data. Software licensed from Escalate Retail Systems (formerly known as GE Retail Systems) is used for SKU and classification inventory tracking, purchase order management, open-to-buy, merchandise distribution, automated ticket making and sales audit. Our integrated financial systems are licensed from Lawson Software and are used for general ledger, accounts payable, HRIS, payroll and asset management. Sales are updated daily in the merchandising reporting systems by polling sales information from each store’s point-of-sale, or POS, terminals. Our POS system, using software licensed from SAP, consists of registers providing price look-up, time and attendance, email and credit card/check/gift card authorization. Through automated nightly two-way electronic communication with each store, sales information and payroll hours are uploaded to the host system. The host system downloads price changes, performs system maintenance and provides software updates to the stores. We evaluate information obtained through nightly polling to implement merchandising decisions, including product purchasing/reorders, markdowns and allocation of merchandise on a daily basis. Both our California and Tennessee distribution centers operate using software that is licensed from Manhattan Associates. Our internet fulfillment centers in both California and Tennessee operate using Ecometry software from Escalate Retail Systems. The www.hottopic.com and www.torrid.com websites operate using Blue Martini web commerce software from Escalate Retail Systems.

Our wide area network, or WAN, has been in place using Frame Relay circuits since fiscal 2003. The WAN is used to connect all store locations with real-time email and several Intranet applications. In addition, this technology has improved operating efficiency in areas such as credit card and gift card authorization, store-to-store transfers, product lookup, product location and several other applications to eliminate paper distribution and paperwork. In fiscal 2007, 699 stores were converted from Frame Relay to Digital Subscriber Line, or DSL, circuits. The remaining stores are scheduled for conversion to DSL in fiscal 2008. The conversion to DSL provides significant performance improvement at a significantly reduced cost.

While we believe our enhancements to existing systems and additions of new systems will continue to support our business strategy, we will strive to make further enhancements and add more systems as necessary.

Trademarks

We have registered on the Principal Register of the United States Patent and Trademark Office our retail store service marks Hot Topic®,Torrid®, divastyle® and the stylized Torrid “Flaming Heart” in various forms. We have also registered various trademarks for merchandise such as Hot Topic®, Torrid®, MT:2®, Hot Topic Rock®, Neighborhood Noise®, Rock The Arts®, Music=Life®, Morbid Make-Up®, Morbid Metals®, Morbid Scents®, Morbid Threads® and general marks such as our slogan Everything About the Music®. Each federal registration is renewable indefinitely if the mark is in use at the time of the renewal. We have several trademark applications on file with the USPTO, for which we hope to obtain registration in the future, such as our stylized “HT” logo, Torrid and Design, Cupcake Cult, Saints and Sailors, Color Fiend, Glamour Fiend, Sizzling Strapless, Divanation, Shockhound and various designs for Shockhound. In addition, we have common law rights to certain trademarks, service marks and trade names used in our business from time to time. We are unaware of the use of any of our marks raising any claims of infringement or other challenges to our right to use our marks in the United States. We also have additional registrations and pending applications in foreign jurisdictions. All trademarks, trade names and service marks of the third parties referenced in this report and in our stores are the property of their respective owners.

Seasonality

Our business, particularly the Hot Topic division, is subject to seasonal influences, with heavier concentrations of sales during the back-to-school, Halloween and holiday (defined as the week of Thanksgiving through the first few days of January) seasons, and other periods when schools are not in session. The holiday season remains our single most important selling season. As is the case with many retailers of apparel, accessories and related merchandise, we typically experience lower first fiscal quarter net sales relative to other quarters. In addition, seasonal influences near quarter-end dates may cause year-over-year comparisons to be impacted by the one-week shift in our fiscal calendar that occurs on a periodic basis.

Hot Topic Competition

We compete with other retailers for vendors, customers, suitable retail locations and qualified associates. Our Hot Topic stores currently compete with street alternative and vintage clothing stores located primarily in metropolitan areas and with other shopping mall-based teenage-focused retailers such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Anchor Blue (Millers Outpost), Charlotte Russe Inc., Claire’s Stores, Inc., Forever 21, H&M, Old Navy (a division of Gap Inc.), Pacific Sunwear of California, Inc., Spencer Gifts, Inc., The Buckle, Wet Seal, Inc., Urban Outfitters, Inc. and Zumiez, Inc.; and, to a lesser extent, with music stores such as Best Buy Co., Inc. and Borders Group, Inc. Some of our competitors are larger and have substantially greater financial, marketing and other resources than us. The principal factors of competition are merchandise selection, connection to the music industry, customer service, store location and price.

Torrid Competition

Based on direct customer research we have conducted, we believe that plus-size female teens and young women have historically shopped for apparel at department stores, discount stores such as Target and specialty stores such as Lane Bryant. Though a source of competition, we believe such stores generally target more mature customers, which is also reflected in their store environments. We are not aware of other exclusively shopping mall-based chains that are specifically targeting younger plus-size fashion forward customers. Our Torrid stores compete with traditional department stores, local specialty stores and junior teen retailers that offer a combination of junior and plus-sizes, such as Charming Shoppes, Inc. and Deb Shops. Our Torrid stores also compete with traditional plus-size catalogs and websites that carry both junior and junior plus-sizes. Many companies compete for the junior customers and additional competitors may enter into the plus-size female market.

Employees

As of February 2, 2008, we employed approximately 2,512 full-time and 6,936 part-time employees, which we refer to as associates,. Of our 9,448 associates, approximately 857 were headquarters and distribution center personnel and the remainder were field management and store associates. The number of part-time associates changes with seasonal needs. None of our associates are covered by collective bargaining agreements. We believe that our relationships with our associates are good.

Executive Officers and Key Employees

Our executive officers and key employees and their ages on February 2, 2008 are as follows:

Name	Age	Position
Elizabeth McLaughlin	47	Chief Executive Officer and Director
Gerald Cook	55	President, Hot Topic, Inc.
Christopher Daniel	50	President, Torrid
James McGinty	45	Chief Financial Officer
Tom Beauchamp	55	Senior Vice President and Chief Information Officer
Maria Comfort	51	Senior Vice President and Chief Merchandising Officer, Hot Topic
Robin Elledge	49	Senior Vice President, Human Resources
John Kirkpatrick	39	Senior Vice President, Chief Music Officer
Bill Bellerose	51	Vice President, Distribution and Logistics
Kelly McGuire Diehl	41	Vice President, Employee Relations and Training
Ed Gusman	49	Vice President, Hot Topic Store Operations
Elizabeth Haynes	43	Vice President, Torrid Planning and Allocation
Gantry Jackson	34	Vice President, Torrid Marketing
Jerome Kahn	41	Vice President, Hot Topic Planning and Allocation
Darrell Kinsley	45	Vice President, Store Design and Visual Merchandising
John Neppl	51	Vice President, Real Estate and Construction
Lori Smith	52	Vice President, Torrid Store Operations

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

Maria Comfort joined us in August 2005 as Senior Vice President and Chief Merchandising Officer of our Hot Topic division. Before joining us, Ms. Comfort served as Executive Vice President, General Merchandise Manager for Lillie Rubin stores, a division of Cache Inc., since April 2004. Prior to that, Ms. Comfort was Vice President and General Merchandise Manager for Lillie Rubin stores from May 2002 to April 2004. From 1999 until 2002, Ms. Comfort served as Executive Vice President for Giorgio Armani. From June 1997 to 1999, Ms. Comfort served as President of 9 & Co., a division of Nine West Group, Inc., a women’s apparel company. Ms. Comfort has a B.A. degree in Mathematics from City College of New York, and has completed graduate level mathematics and management courses at Tel Aviv University and Columbia University.

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

John Kirkpatrick joined us in April 2007 as Senior Vice President, Chief Music Officer of our Hot Topic division. From 2004 to 2007, Mr. Kirkpatrick served as Senior Vice President, Music and Creative Affairs at Paramount Pictures. Prior to that, Mr. Kirkpatrick served as Senior Vice President, A&R / Soundtracks at Elektra Records from 1996 to 2004. From 1990 to 1996, he held various management positions at Laffitte Entertainment Division. Mr. Kirkpatrick attended the University of South Florida.

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

Gantry Jackson joined us in June 2007 as Vice President of Marketing for Torrid. Most recently, Ms. Jackson was the Associate Vice President of Marketing for the Los Angeles County Museum of Art from 2003 until June 2007. From 1999 to 2003, Ms. Jackson held various Director positions in marketing and business development with AG Interactive, the online subsidiary of American Greetings. Prior to that, Ms. Jackson held management positions at Tattoo, a brand consulting agency and Edelman Public Relations Worldwide. Ms. Jackson holds a B.A. degree in International Business from Southern Methodist University.

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

Internet Website

We make available free of charge through our investor relations website at investorrelations.hottopic.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available our Standards of Business Ethics at that website.

ITEM 1A.	RISK FACTORS

Before deciding to invest in Hot Topic, Inc. or to maintain or increase an investment in Hot Topic, Inc., readers should carefully consider the risks described below, in addition to the other information contained in this Annual Report on Form 10-K and in our other filings with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The risks described below are not the only risks we face. Additional risks that are not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks actually occur, our business, financial condition and results of operations could be seriously harmed, and our stock price could decline.

Our strategy of remodeling, relocating or closing existing stores may not achieve its anticipated benefits and opening new stores could create challenges we may not be able to adequately meet.

Prior to fiscal 2007, our net sales grew primarily as a result of the opening of new stores and, to a lesser extent, the introduction of new products. We intend to evolve our existing business by remodeling, relocating or closing certain existing stores and to continue to open and operate new stores for the foreseeable future. We plan to remodel or relocate approximately 25 existing Hot Topic stores and plan to close approximately 20 Hot Topic stores and five Torrid stores in fiscal 2008. We also currently anticipate opening approximately five or fewer new Hot Topic stores and approximately 10 new Torrid stores during fiscal 2008.

Our future operating results will depend substantially upon our ability to successfully maintain our existing store base, open and operate new stores and to improve the performance of our remodeled and relocated stores. Operation of a greater number of new stores, moving or expanding store locations and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by us in our existing stores and markets. There can be no assurance that our expansion will not adversely affect the individual financial performance of our existing stores or our overall results of operations. As the number of our stores increases, we may face risks associated with market saturation of our products and concepts.

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

In order to open and operate new stores as we have planned, among other things, we will need to locate suitable store sites, negotiate acceptable lease terms, obtain or maintain adequate capital resources on acceptable terms, source sufficient levels of inventory, hire and train store managers and sales associates, integrate new stores into our existing operations and maintain adequate distribution center space and information technology and other operations systems. We opened our second distribution center in Tennessee during fiscal 2005 to address some of our growth challenges, but achieving and maintaining operating efficiencies in multiple distribution centers is subject to numerous risks and uncertainties.

We continue to evaluate the adequacy of our management information and distribution systems. Implementing new systems and changes made to existing systems could present challenges we do not anticipate and could negatively impact our business. We cannot anticipate all of the changing demands that our expanding and changing operations will impose on our business, systems and procedures, and our failure to adapt to such changing demands could have a material adverse effect on our results of operations and financial condition. Our failure to timely implement initiatives necessary to support our expanding and changing operations could also materially impact our business.

Expanding our operations to include new concepts presents risks we have faced with our existing concepts but also new risks due to differences in concept objectives and strategies and the diversion of management’s attention from our existing concepts.

Since our inception, we have expanded our business to include our Torrid concept in addition to our historical Hot Topic concept. We intend to implement a digital music concept, and may implement other new concepts in the future. Starting and operating new concepts presents new and challenging risks and uncertainties, including, among others, unanticipated operational problems; lack of experience; lack of customer acceptance; new vendor relationships; competition from existing and new retailers and diversion of management’s attention from our existing concepts.

The digital music concept that we intend to implement will be subject to the general risks for new concepts described above as well as its own particular risks and uncertainties, such as risks related to obtaining access to third party digital content and maintaining adequate information technology and data security systems. The digital music concept we intend to implement would face substantial competition from companies such as RealNetworks, Inc. and Apple Inc. that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships. We would also have to compete with illegitimate ways to obtain digital content. Some current and potential competitors have substantial resources and experience, and they may be able to provide such digital services at little or no profit or even at a loss. We cannot assure you that we will be able to provide services that effectively compete. Also, this new concept would require us to contract with third parties to offer their digital content through our digital music concept, and we would pay substantial fees to obtain the rights to this content. Typically, licensing arrangements with these third parties are short-term and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers currently, or may in the future, offer competing products and services and could take action to make it more difficult or impossible for us to license their content in the future. Other content owners, providers or distributors may seek to limit our access to, or increase the total cost of, such content. If we were unable to offer a wide variety of content at reasonable prices with acceptable usage rules, or to expand our geographic reach, our financial condition and operating results could be materially adversely affected.

We may not be able to generate continued customer interest in any of our new concepts, nor can there be any assurance that any new concepts will achieve sales and profitability levels that justify our investment.

The success of our business depends on establishing and maintaining good relationships with shopping mall operators and developers, and problems with those relationships could make it more difficult for us to expand to certain sites or offer certain products.

Any restrictions on our ability to expand to new store sites, remodel or relocate stores where we feel it necessary or to offer a broad assortment of merchandise could have a material adverse effect on our business, results of operations and financial condition. If our relations with shopping mall operators or developers become strained, or we otherwise encounter difficulties in leasing store sites, we may not grow as planned and may not reach certain revenue levels and other operating targets. Risks associated with these relationships are more acute given recent consolidation in the shopping mall operation and development industry, and we have seen certain increases in expenses as a result of such consolidation that could continue.

Our comparable store sales are subject to fluctuation resulting from factors within and outside our control, and lower than expected comparable store sales could impact our business and our stock price.

A variety of factors affect our comparable store sales including, among others, the timing of new music releases and music/pop culture-related products; music and fashion trends; the general retail sales environment and the effect of the overall economic environment; our ability to efficiently source and distribute products; changes in our merchandise mix; ability to attain exclusivity and certain pop culture-related licenses; competition from other retailers; opening of new stores in existing markets and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that they will continue to fluctuate. The following table shows our comparable store sales results for recent periods:

Fiscal Year	2007	2006	2005	2004
Total Year	(4.4)%	(6.6)%	(3.4)%	(2.9)%

1st Quarter	(2.3)%	(9.6)%	0.9%	4.0%
2nd Quarter	(5.8)%	(5.5)%	(3.5)%	(2.1)%
3rd Quarter	(2.6)%	(6.8)%	(6.2)%	(4.2)%
4th Quarter	(6.3)%	(5.3)%	(3.8)%	(6.0)%

Past comparable store sales results are not an indicator of future results, and there can be no assurance that our comparable store sales results will not continue to decrease in the future. Changes in our comparable store sales results could cause our stock price to fluctuate substantially.

Our success relies on popularity with young people of music, pop culture and fashion trends, and we may not be able to react to trends in a way to prevent declining popularity and sales of our products.

Our financial performance is largely dependent upon the continued popularity of rock music, the Internet and digital music, music videos and music television networks among teenagers and college-age adults; the emergence of new artists and the success of music releases and music/pop culture-related products; the continuance of a significant level of teenage spending on music/pop culture-licensed and music/pop culture-influenced products; and our ability to anticipate and keep pace with the music, fashion and merchandise preferences of our customers. The popularity of particular types of music, artists, styles, trends and brands is subject to change. Our failure to anticipate, identify and react appropriately to changing trends could lead to, among other things, excess inventories and higher markdowns, which could have a material adverse effect on our results of operations and financial condition and on our image with customers. There can be no assurance that our new products will be met with the same level of acceptance as in the past or that the failure of any new products will not have an adverse material effect on our business, results of operations and financial condition.

Economic conditions could change in ways that reduce our sales or increase our expenses.

Certain economic conditions affect the level of consumer spending on merchandise we offer, including, among others, employment levels; salary and wage levels; interest rates; gas prices; availability of consumer credit; taxation; and consumer confidence in future economic conditions. We are also dependent upon the continued popularity of malls as a shopping destination, the ability of shopping mall anchor tenants and other attractions to generate customer traffic and the development of new shopping malls. A continued slowdown in the United States economy or an uncertain economic outlook could lower consumer spending levels and cause a decrease in shopping mall traffic or new shopping mall development, each of which would adversely affect our growth, sales results and financial performance.

Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.

As of March 27, 2008, our short-term investments included $10.4 million of AAA/Aaa rated auction rate securities backed by pools of student loans guaranteed by the U.S. Department of Education. The recent negative conditions in the global credit markets have resulted in the failure of auctions representing the auction rate securities we hold as of March 27, 2008, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. As all of our auction rate floating securities are backed by pools of student loans guaranteed by the U.S. Department of Education, we continue to believe that the credit quality of these securities is high based on this guarantee. To date, we have collected all interest payable on all of our auction rate securities when due and expect to continue to do so in the future. We also expect that we will receive the principal associated with these auction rate securities. While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements. However, there can be no assurance that in the event we need to access our funds that are invested in auction rate securities, we would be able to do so without the possible loss of principal, until a future auction on these investments is successful or until they are redeemed by the issuer or they mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

Recording impairment charges for certain underperforming Hot Topic and Torrid stores may negatively impact our future financial condition or results of operations, and closing stores might not have a positive impact on our operating results.

Based on our review of certain underperforming stores, we recorded $1.6 million, $3.4 million and $1.7 million in impairment charges during fiscal 2007, 2006 and 2005, respectively. There can be no assurance that we will not incur future impairment charges for underperforming stores, which could have a significant negative impact on our operating results. In addition, we closed 16 stores during fiscal 2007, consisting of 13 Hot Topic stores and three Torrid stores. Although the stores closed in fiscal 2007 had been underperforming as compared with our other Hot Topic and Torrid stores, there is no assurance these store closures will have a significant positive impact on our operating results. We expect to close approximately 20 Hot Topic stores and five Torrid stores in fiscal 2008. We also expect to close additional stores in the future, which also could adversely affect our operating results.

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

Our quarterly results of operations may fluctuate materially depending on, among other things, the timing of store openings and related pre-opening and other startup expenses; net sales contributed by new stores; increases or decreases in comparable store sales; releases of new music and music/pop culture-related products; shifts in timing of certain holidays; changes in our merchandise mix and overall economic and political conditions.

In addition, seasonal influences near quarter-end dates may cause financial results for given periods to be impacted by shifts in our fiscal year, which is on a 52- or 53-week basis. For example, the fiscal year ended February 2, 2008 was a 52-week fiscal year, and the fiscal year ended February 3, 2007 was a 53-week fiscal year. The 53rd week in fiscal 2006 caused a one-week shift in our fiscal 2007 calendar, resulting in the end of fiscal 2007 being shifted later by one week relative to the corresponding year-ending date in fiscal 2006.

Our business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school, Halloween and holiday (defined as the week of Thanksgiving through the first few days of January) seasons and other periods when schools are not in session. The holiday season has historically been our single most important selling season. We believe that the importance of the summer vacation and back-to-school seasons (which affect operating results in the second and third quarters) and to a lesser extent, the spring break season (which affects operating results in the first quarter), as well as Halloween (which affects operating results in the third quarter), all reduce our dependence on the holiday selling season, but this may not always be the case to the same degree. As is the case with many retailers of apparel, accessories and related merchandise, we typically experience lower net sales in the first fiscal quarter relative to other quarters.

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

Failure of our vendors to use acceptable ethical business practices could negatively impact our business.

We expect our vendors to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices, environmental compliance and trademark and copyright licensing. However, we do not control their labor and other business practices. If one of our vendors violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of merchandise to us could be interrupted, orders could be canceled, relationships could be terminated and our reputation could be damaged. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Technology and other risks associated with our Internet sales could hinder our overall financial performance.

We sell merchandise over the Internet through the websites www.hottopic.com and www.torrid.com and anticipate selling digital music over the Internet. Our Internet operations are subject to numerous risks and pose risks to our overall business, including, among other things, hiring, retention and training of personnel to conduct the Internet operations; diversion of sales from our stores; rapid technological change and the need to invest in additional computer hardware and software to support sales; liability for online content; failure of computer hardware and software, including computer viruses, telecommunication failures, online security breaches and similar disruptions; governmental regulation and credit card fraud. There can be no assurance that our Internet operations will achieve sales and profitability levels that justify our investment in them.

System security risk issues could disrupt our internal operations or information technology services provided to customers, and any such disruption could harm our revenue, increase our expense and harm our reputation and stock price.

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

We have made and plan to continue to make significant changes to information systems and software used in the operation of our business, and we may not be able to effectively adopt changes in a way to prevent failures in our operations or a negative impact on our financial performance and reporting.

Over the past several years, we have made improvements to existing hardware and software systems, as well as implemented new systems. For example, we have invested approximately $6 million dollars to enhance the functionality of our current Escalate software and to implement new financial and human resources systems software from Lawson Software. In addition, we invested approximately $10 million in the implementation of a new warehouse management software system, a new internet order management system, new customer loyalty software and merchandise planning software from JDA. We expect to significantly increase our reliance on these systems throughout fiscal 2008. If these information systems and software do not work effectively, we may experience delays or failures in our operations. These delays or failures could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. To manage growth of our operations and personnel, we will need to continue to improve our operational and financial systems, transaction processing and procedures and controls, and in doing so, we could incur substantial additional expenses.

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

We have historically used stock options as a component of our total employee compensation program in order to align employees’ interests with the interests of our shareholders, encourage employee retention and provide competitive compensation and benefit packages. As a result of the decline in our stock price in recent periods, many of our employee stock options have exercise prices in excess of our current stock price, which reduces their value and could affect our ability to retain present, or attract prospective, employees. There are other forms of stock-based compensation available to us, but these are similarly less attractive when a company’s stock price is declining. In addition, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payments,” or SFAS 123R, we began recording expenses for stock-based payments, including stock options, in the first quarter of fiscal 2006. As a result, we now incur increased compensation costs associated with our stock-based compensation programs. Moreover, difficulties relating to obtaining shareholder approval of equity compensation plans could make it harder or more expensive for us to grant stock-based payments to employees in the future. Like other companies, we review our equity compensation strategy in light of regulatory and competitive environments, and we may decide to reduce the total number of options granted, or the form of stock awards, to employees, or reduce the number of employees who receive stock-based payments. Due to this change in our stock-based compensation strategy, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business

Our reliance on Federal Express, temporary employees and other mechanics of shipping of our merchandise creates distribution risks and uncertainties that could hurt our sales and business.

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

We purchase licensed merchandise from a number of suppliers who hold manufacturing and distribution rights under the terms of certain licenses. We generally rely upon vendors’ representations concerning manufacturing and distribution rights and do not independently verify whether these vendors legally hold adequate rights to licensed properties they are manufacturing or distributing. If we acquire unlicensed merchandise, we could be obligated to remove such merchandise from our stores, incur costs associated with destruction of merchandise if the distributor is unwilling or unable to reimburse us and be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages. Any of these results could have a material adverse effect on our business, results of operations and financial condition.

We face intense competition, and an inability to adequately address it, or the success of our competitors, could limit or prevent our business growth and success.

The retail apparel and accessory industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified associates and management personnel. Our Hot Topic stores currently compete with street alternative stores located primarily in metropolitan areas; with other shopping mall-based teenage-focused retailers and their subsidiaries such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Anchor Blue, Charlotte Russe, Claire’s Stores, Inc., Forever 21, Pacific Sunwear of California, Inc., Spencer Gifts, Inc., H&M, The Buckle, Wet Seal, Inc., Urban Outfitters, Inc. and Zumiez, Inc.; and, to a lesser extent, with music stores such as Best Buy Co., Inc. and Borders Group, Inc, and mail order catalogs and websites. Torrid has additional competitors, such as Alloy, Inc., Charming Shoppes, Inc., Deb Shops, Delia’s Corp., Old Navy and plus-size departments in department stores and discount stores as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid products. Some of our competitors are larger and may have greater financial, marketing and other resources. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices. Increased competition could have a material adverse effect on our business, results of operations and financial condition.

War, terrorism and other catastrophes could negatively impact our customers, places where we do business and our expenses, all of which could hurt our business.

The effects of war or acts of terrorism could have a material adverse effect on our business, operating results and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions and create further uncertainties. To the extent that such disruptions or uncertainties negatively impact shopping patterns and/or shopping mall traffic, or adversely affect consumer confidence or the economy in general, our business, operating results and financial condition could be materially and adversely affected.

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

There are numerous risks that could cause our stock price to fluctuate substantially and we may be at risk of securities class action litigation due to such fluctuations.

Our common stock is quoted on the Nasdaq Stock Market, which has experienced and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect our stock price without regard to our financial performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and comparable store sales; announcements by other apparel, accessory, music and gift item retailers; the trading volume of our stock; changes in estimates of our performance by securities analysts; litigation; overall economic and political conditions; the condition of the financial markets and other events or factors outside of our control could cause our stock price to fluctuate substantially, including significant declines in our stock price. In the past, shareholders have brought securities class action litigation against a company following a decline in the market price of its securities. To date, we have not been subject to securities class action litigation. However, we may in the future be the target of such litigation, which could result in substantial costs and divert our management’s attention and resources, and could harm our business.

Our charter documents and other circumstances could prevent a takeover or cause dilution of our existing shareholders, which could be detrimental to existing shareholders and hinder business success.

Our Articles of Incorporation and Bylaws contain provisions that may have the effect of delaying, deterring or preventing a takeover of Hot Topic, Inc. For instance, our Articles of Incorporation include certain “fair price provisions” generally prohibiting business combinations with controlling or significant shareholders unless certain minimum price or procedural requirements are satisfied, and our Bylaws prohibit shareholder action by written consent. Additionally, our Board has the authority to issue, without shareholder approval, up to 10,000,000 shares of “blank check” preferred stock having such rights, preferences and privileges as designated by the Board. The issuance of these shares could have a dilutive effect on shareholders and potentially prohibit a takeover of Hot Topic, Inc. by requiring the preferred shareholders to approve such a transaction.

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

If we do not satisfactorily or timely comply with these requirements, possible consequences could include sanction or investigation by regulatory authorities such as the SEC or the Nasdaq Stock Market; fines and penalties; incomplete or late filing of our periodic reports, including our annual report on Form 10-K or quarterly reports on Form 10-Q or civil or criminal liability. Our stock price and business could also be adversely affected.

There are litigation and other claims against us from time to time, which could distract management from our business activities and could lead to adverse consequences to our business and financial condition.

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

We lease all of our existing store locations, with lease terms expiring between 2008 and 2018. At February 2, 2008, we had a total of 1,203,336 leased store square feet for Hot Topic and 378,226 leased store square feet for Torrid, with an average store size of 1,747 square feet and 2,514 square feet for Hot Topic and Torrid stores, respectively. The leases for most of the existing stores are for approximately ten-year terms and provide for minimum rent payments as well as contingent rent based upon a percent of sales in excess of the specified minimums. Leases for future stores will likely include similar contingent rent provisions.

We lease our headquarters and distribution center facility, located in City of Industry, California, which is approximately 250,000 square feet. Our lease expires in April 2014, with an option to renew for two more five-year terms, and the annual base rent is approximately $1.1 million. In the second quarter of 2005, we completed the purchase of the land, building and other improvements comprising our distribution center in LaVergne, Tennessee, for which we paid $14.3 million. This facility, which is approximately 300,000 square feet, became fully operational at the end of the second quarter of fiscal 2005.

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

Our common stock is traded on the Nasdaq Stock Market under the symbol “HOTT.” The following table shows, for the periods indicated, the high and low sales prices of our shares of common stock, as reported on the Nasdaq Stock Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

2007 Fiscal Year Quarters	High	Low
First Quarter	$12.11	$10.19
Second Quarter	$11.79	$8.28
Third Quarter	$8.75	$7.13
Fourth Quarter	$7.65	$3.96

2006 Fiscal Year Quarters	High	Low
First Quarter	$14.83	$13.09
Second Quarter	$15.47	$10.93
Third Quarter	$14.70	$9.65
Fourth Quarter	$14.30	$9.82

On March 31, 2008, the last sales price of our common stock as reported on the Nasdaq Stock Market was $4.31 per share. As of March 31, 2008, there were approximately 194 holders of record of our common stock. This number does not reflect the actual number of beneficial holders of our common stock, which we believe to be in excess of 6,200 holders.

On August 13, 2007, we announced that our Board approved the repurchase of up to $40.0 million of our outstanding common stock during the period ended February 2, 2008. As of February 2, 2008, we had repurchased 870,470 shares of our common stock for approximately $7.2 million, which represents an average price of $8.23 per share.

All repurchases were made during the third quarter of fiscal 2007 and consequently, there was no repurchase activity during the fourth quarter of fiscal 2007.

We have not paid any cash dividends since inception and do not anticipate paying any cash dividends in the foreseeable future.

Please see Item 12 for information about our equity compensation plans.

PERFORMANCE MEASUREMENT COMPARISON

The material in this section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of Hot Topic under the Securities Act or the Exchange Act.

The following graph shows a comparison of five-year cumulative total returns for Hot Topic, the Nasdaq Stock Market (U.S.) Index and the Nasdaq Retail Trade Index for the period that commenced February 2, 2003 and ended on February 2, 2008. The graph assumes an initial investment of $100 and that all dividends have been reinvested (there have been no dividends declared by us other than stock dividends).

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected financial data for each of the five fiscal years in the period ended February 2, 2008. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and Notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
	2007	2006	2005	2004	2003
	(In thousands, except per share data, number of stores, comparable store sales and sales per square foot)
Statement of Income Data:
Net sales	$728,121	$751,558	$725,142	$656,468	$572,039
Cost of goods sold, including buying, distribution and occupancy costs	476,677	502,408	488,948	422,712	352,277

Gross margin	251,444	249,150	236,194	233,756	219,762
Selling, general and administrative expenses	227,147	227,580	203,995	170,384	143,952

Income from operations	24,297	21,570	32,199	63,372	75,810
Other income and interest, net	1,934	1,450	3,999	919	1,318

Income before income taxes	26,231	23,020	36,198	64,291	77,128
Provision for income taxes	10,219	9,394	13,779	24,618	29,539

Net income	$16,012	$13,626	$22,419	$39,673	$47,589

Earnings per share:
Basic	$0.36	$0.31	$0.50	$0.86	$1.00
Diluted	$0.36	$0.30	$0.49	$0.83	$0.96
Weighted average shares outstanding:
Basic	44,005	44,167	44,924	46,379	47,479
Diluted	44,132	44,752	45,877	47,875	49,588

Selected Operating Data:
Number of stores at year end	841	825	783	668	554
Comparable stores sales (decrease) increase	(4.4)%	(6.6)%	(3.4)%	(2.9)%	7.4%
Average sales per square foot	$445	$480	$520	$571	$619
Average sales per store	$834	$893	$957	$1,034	$1,106

Balance Sheet Data:
Cash and short-term investments	$53,281	$55,490	$37,674	$66,339	$128,205
Working capital	97,796	91,267	70,623	87,221	141,803
Total assets	332,101	318,271	299,435	278,395	296,082
Shareholders’ equity	$235,153	$221,457	$201,061	$187,562	$221,279

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations, financial condition and liquidity, and other matters should be read in conjunction with our consolidated financial statements and notes related thereto included in Item 8, “Financial Statements and Supplementary Data” in this Form 10-K. These statements have been prepared in conformity with accounting principles generally accepted in the United States and require our management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates.

OVERVIEW

We are a shopping mall-based specialty retailer operating the Hot Topic and Torrid concepts. At our Hot Topic stores, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items for young men and women principally between the ages of 12 and 22. At our Torrid stores, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females between the ages of 15 and 29. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of fiscal 2007 (the 52-week fiscal year ended February 2, 2008); we operated 690 Hot Topic stores throughout the United States and Puerto Rico and 151 Torrid stores in 36 states. We also sell merchandise on two websites, www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. Throughout this report, the terms “our,” “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

At Hot Topic, our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. Within pop culture, we believe music plays a primary and integral role in the minds, activities and preferences of our target customers. We have adopted strategies to focus on music and music/pop culture-oriented merchandise, return to a fundamentally regular price business, establish ourselves as a merchandise ‘item’ destination and continue to emphasize superior customer service. During fiscal 2007, we added a Chief Music Officer to help us stay further ahead of the music curve. We believe we are well positioned to propel our music strategy forward. Our feedback loop is integral to our strategy. We gain input from customers and store associates via reading customer comment cards, associate concert reports and top music picks, visiting stores, allowing direct email communication with stores and observing focus groups. We believe this direct engagement with customers, along with our music/pop culture-licensed and —inspired merchandise, provides a competitive advantage over the other shopping mall-based fashion retailers.

Torrid focuses on fashion forward apparel and accessories for plus-size women. Our target customers have a youthful attitude and desire to reflect current fashion trends in their dress. We continue to make significant progress in the development of our Torrid brand. Consistent marketing, growth of our loyalty program, divastyle® , in-store operational improvements and refocusing the assortment to more correctly reflect our customers’ attitudes and preferences all contribute to the growth of the brand.

In fiscal 2007, comparable store sales were down 4.4%, consisting of a Hot Topic division comparable store sales decrease of 5.7% and a Torrid division comparable store sales increase of 2.5%. Our decision to adopt a regular price strategy and significantly reduce the amount of promotional activity in fiscal 2007 compared to fiscal 2006 adversely impacted the Hot Topic division’s comparable store sales by several percentage points. However, the music, men’s and women’s categories all experienced comparable improvement, particularly during the third and fourth quarters of fiscal 2007, as our strategy to focus on music, licensed tees and a more item-driven business, have gained traction. Sales in the Hot Topic division’s accessory category, particularly shoes, costume jewelry and licensed accessories, were down in fiscal 2007. The comparable store sales increase at our Torrid division was driven by positive results in apparel, particularly in tops, slightly offset by declines in the accessory categories.

During fiscal 2007, we opened nine new Hot Topic stores and 23 new Torrid stores, and expanded or relocated 70 Hot Topic stores and one Torrid store. In fiscal 2008, we are planning to open approximately five or fewer new Hot Topic stores and 10 new Torrid stores, and we expect to remodel or relocate approximately 25 Hot Topic stores. We believe that this measured store growth during 2008 will allow us to better focus on our existing merchandising strategies. We are committed to identifying the best store locations and negotiating the most favorable lease terms in order to attain this goal. In fiscal 2008, we also plan to invest in our existing store base with capital spending for store renovations, refurbishments and store-related support activities.

We operate on a 52- or 53-week fiscal year, which ends on the Saturday nearest to January 31. Fiscal 2007 and 2005 were 52-week fiscal years. Fiscal 2006 was a 53-week year. Our fiscal year 2008 is a 52-week year ending on January 31, 2009.

The 53rd week in fiscal 2006 caused a one-week shift in our 2007 fiscal calendar, referred to below as the “Retail Calendar Shift,” resulting in the end of our quarters during fiscal 2007 being shifted later by one week relative to the corresponding quarter-ending dates last fiscal year. Seasonal influences near these quarter-end dates may cause year-over-year comparisons to be impacted by the Retail Calendar Shift. Our reported comparable store results for fiscal 2007, both in this Form 10-K and in our other public disclosures, have been adjusted for the shift.

We consider a store comparable after it has been open for 15 full months. If a store is relocated or expanded by more than 15% in total square footage, it is removed from the comparable store base and, similar to new stores, becomes comparable after 15 full months. If a store is closed during a period, it is included in the computation of comparable store sales for that fiscal month, quarter and year-to-date period, only for the days in which the store was operating as compared to the full month in the comparable period. At the end of fiscal 2007, 654 of the 690 Hot Topic stores were included in the comparable store base, compared to 612 of the 694 stores open at the end of fiscal 2006. At the end of fiscal 2007, 123 of the 151 Torrid stores were included in the comparable store base, compared to 108 of the 131 stores open at the end of fiscal 2006.

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal Year
	2007	2006	2005
Net sales (in millions)	$728.1	$751.6	$725.2
Total store count at end of period	841	825	783
Comparable store sales count at end of period	777	720	615
Net sales growth	(3.1)%	3.6%	10.5%
Comparable store sales growth	(4.4)%	(6.6)%	(3.4)%
Net sales per average square foot	$445	$480	$520
Gross margin (in millions)	$251.4	$249.2	$236.2
Income from operations (in millions)	$24.3	$21.6	$32.2
Diluted earnings per share	$0.36	$0.30	$0.49
Store square footage (in thousands)	1,581.6	1,541.3	1,452.7

We also repurchase our common stock from time to time in the open market when we feel market conditions make repurchases attractive. We completed share repurchase plans announced in each of fiscal 2004 and 2005. We repurchased 4,000,000 shares and 1,435,000 shares of our common stock during these two years, respectively. We did not repurchase any shares of our common stock during fiscal 2006. During fiscal 2007, we repurchased 870,470 shares of our common stock pursuant to a share repurchase plan announced during the year.

Our ability to achieve business objectives in fiscal 2008 and beyond will be dependent on many factors, known and unknown, such as those outlined in the sections entitled “Cautionary Statement Regarding Forward Looking Disclosure” and “Risk Factors.”

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales and certain store data:

	Fiscal Year
	2007	2006	2005
Net Sales	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution & occupancy costs	65.5%	66.8%	67.4%

Gross margin	34.5%	33.2%	32.6%
Selling, general and administrative expenses	31.2%	30.3%	28.2%

Income from operations	3.3%	2.9%	4.4%
Interest and other income, net	0.3%	0.2%	0.6%

Income before income tax	3.6%	3.1%	5.0%
Provision for income taxes	1.4%	1.2%	1.9%

Net income	2.2%	1.9%	3.1%

Fiscal 2007 Compared to Fiscal 2006

Net sales decreased approximately $23.5 million, or 3.1%, to $728.1 million in fiscal 2007 from $751.6 million in fiscal 2006. Approximately $11.0 million of this decrease was due to the fact that 53-week fiscal 2006 had an extra week of sales that we did not have in fiscal 2007. The components of this $23.5 million decrease in net sales are as follows:

Amount ($ millions)	Description

($28.4)	4.4% decrease in comparable store net sales in fiscal 2007 compared to fiscal 2006.
(11.0)	Decrease in net sales due to the 53rd week in fiscal 2006.
(4.3)	Decrease in net sales due to 16 Hot Topic and Torrid store closures during fiscal 2007.
4.0	Net increase in Internet sales (hottopic.com and torrid.com).
6.2	Net sales from new Hot Topic stores opened since the fourth quarter of fiscal 2006 and Hot Topic stores not yet qualifying as comparable stores.
10.0	Net sales from new Torrid stores opened since the fourth quarter of fiscal 2006 and Torrid stores not yet qualifying as comparable stores.

($23.5)	Total

The annual average Hot Topic and Torrid store volumes in fiscal 2007, excluding Internet sales, were $0.8 million and $0.9 million, respectively, compared to $0.9 million for each of the divisions, in fiscal 2006. Hot Topic division sales of apparel category merchandise, as a percentage of total net sales, was 57% in fiscal 2007 compared to 55% in fiscal 2006. Torrid division sales of apparel category merchandise, as a percentage of total net sales, was 79% in fiscal 2007 compared to 77% in fiscal 2006.

Gross margin increased approximately $2.2 million to $251.4 million in fiscal 2007 from $249.2 million in fiscal 2006. As a percentage of net sales, gross margin increased to 34.5% in fiscal 2007 from 33.2% in fiscal 2006. The significant components of this 1.3% increase in gross margin, as a percentage of net sales, are as follows:

%	Description
2.9%	Increase in merchandise margin primarily due to higher initial markup, lower markdowns, lower cost of goods sold and a reduction in shrink.
0.3	Decrease in distribution expenses primarily due to lower outside temporary personnel expenses and lower freight expenses to stores.
(0.1)	Increase in buying costs due to higher payroll expenses.
(1.8)

Increase in store occupancy and depreciation expenses, primarily due to deleveraging store expenses over lower comparable store sales and the higher costs from relocating and remodeling 71 Hot Topic stores.

1.3%	Total

Selling, general and administrative expenses decreased approximately $0.5 million to $227.1 million during fiscal 2007 from $227.6 million during fiscal 2006. As a percentage of net sales, selling, general and administrative expenses were 31.2% for fiscal 2007 compared to 30.3% in fiscal 2006. The total dollar decrease in selling, general and administrative expenses was primarily attributable to a reduction in the performance-based bonus for fiscal 2007, offset by additional store payroll and other expenses due to increases in wage rates and additional costs required to support store growth from 825 stores at the end of fiscal 2006 to 841 stores at the end of fiscal 2007. The significant components of this 0.9% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
0.8%

Increase in store payroll expense due to increases in wage rates as a result of higher minimium wages, increases in medical expenses and deleveraging of payroll costs over lower comparable store sales.

0.2	Increase in other general and administrative expense mainly due to increased payroll expense.
0.2	Increase in marketing expenses primarily due to print advertising.
(0.3)	Decrease in performance based bonus.

0.9%	Total

Income from operations increased to $24.3 million during fiscal 2007 from $21.6 million during fiscal 2006. As a percentage of net sales, operating income was 3.3% in fiscal 2007 compared to 2.9% in fiscal 2006. Operating income on an average store basis was approximately $29,000 in fiscal 2007 compared to $26,000 in fiscal 2006.

Interest income, net of interest expense, and other income as a percentage of sales was 0.3% in fiscal 2007 compared to 0.2% in fiscal 2006.

Our effective tax rate was 39.0% and 40.8% for fiscal 2007 and 2006, respectively. The decrease was partly due to an increase in non-taxable income arising from investing in tax exempt financial instruments along with a reduction in the non-deductible portion of stock-based compensation expense. The decrease was offset by an increase in state and local taxes.

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

Our business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school, Halloween and holiday (defined as the week of Thanksgiving through the first few days of January) seasons, and other periods when schools are not in session. The holiday season remains our single most important selling season. We believe, however, that the importance of the summer vacation and back-to-school season (which affect operating results in the second and third quarters, respectively) and to a lesser extent, the spring break season (which affects operating results in the first quarter) as well as Halloween (which affects operating results in the third quarter), all reduce our dependence on the holiday season. Furthermore, summer vacation, back-to-school season and spring break season take place at somewhat different times in different parts of the country, spreading the impact of these events on our sales over a longer period. As is the case with many retailers of apparel, accessories and related merchandise, we typically experience lower first fiscal quarter net sales relative to other quarters. In addition, seasonal influences near quarter-end dates may cause year-over-year comparisons to be impacted by the Retail Calendar Shift.

The following table shows certain statement of operations and selected operating data for each of our last eight fiscal quarters (13-week periods except for the fourth quarter of fiscal 2006, which was 14 weeks). The quarterly statement of operations data and selected operating data shown below were derived from our unaudited financial statements, which in the opinion of management contain all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Results in any quarter are not necessarily indicative of results that may be achieved for a full year.

	Fiscal Year 2007				Fiscal Year 2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except selected operating and per share data)
Statement of Operations Data:
Net sales	$157,282	$161,684	$188,462	$220,694	$154,041	$160,348	$196,669	$240,500
Gross margin	51,587	50,956	68,468	80,433	48,257	50,834	68,398	81,661
(Loss) income from operations	(1,817)	(3,357)	10,507	18,964	(2,685)	(1,706)	11,494	14,467
Net (loss) income	$(809)	$(1,729)	$6,675	$11,875	$(1,408)	$(905)	$7,070	$8,869

Earnings per share:
Basic	$(0.02)	$(0.04)	$0.15	$0.27	$(0.03)	$(0.02)	$0.16	$0.20
Diluted	$(0.02)	$(0.04)	$0.15	$0.27	$(0.03)	$(0.02)	$0.16	$0.20

Weighted average shares outstanding:
Basic	44,245	44,349	43,788	43,638	44,065	44,180	44,207	44,218
Diluted	44,245	44,349	44,112	43,820	44,065	44,180	44,735	44,775

Selected Operating Data:
Comparable store sales	(2.3)%	(5.8)%	(2.6)%	(6.3)%	(9.6)%	(5.5)%	(6.8)%	(5.3)%
Stores open at end of period	826	826	842	841	794	809	822	825

LIQUIDITY AND CAPITAL RESOURCES

During the last three fiscal years, our primary uses of cash have been to finance store openings and remodels and relocations, purchase merchandise inventories, repurchase our common stock and purchase our distribution center in Tennessee. In recent years, we have satisfied our operating cash requirements principally from cash flows from operations and to a lesser extent, proceeds from the exercise of stock options. We also maintain a $5.0 million unsecured credit agreement for issuing letters of credit for inventory purchases. There were letters of credit for $133,000 and $80,000 outstanding at February 2, 2008 and February 3, 2007, respectively. At the end of fiscal 2007, we had $53.3 million in cash, cash equivalents and short-term investments, a decrease of $2.2 million, or 4.0%, compared to $55.5 million at the end of fiscal 2006.

Our short-term investments included approximately $21.2 million of auction rate floating securities at February 2, 2008. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold, and historically has provided a liquid market for them. As of March 27, 2008, we had liquidated approximately $10.8 million of our holdings of these auction rate securities at par value and have approximately $10.4 million of AAA/Aaa rated auction securities remaining. The recent negative conditions in the global credit markets have resulted in the failure of auctions representing the auction rate securities we hold as of March 27, 2008, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. All of our auction rate floating securities are backed by pools of student loans guaranteed by the U.S. Department of Education and we continue to believe that the credit quality of these securities is high based on this guarantee. To date, we have collected all interest payable on all of our auction rate securities when due and expect to continue to do so in the future. We also expect that we will receive the principal associated with these auction rate securities. While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Working capital was $97.8 million and $91.3 million for fiscal 2007 and 2006, respectively. The increase in working capital from 2006 to 2007 is primarily attributable to higher levels of inventory and lower income tax payable at the end of fiscal 2007 compared to fiscal 2006.

In August 2007, our Board approved the repurchase of up to $40.0 million of our outstanding common stock. During fiscal 2007, we repurchased 870,470 shares for approximately $7.2 million, which represents an average price of $8.23 per share. This share repurchase program expired at the end of fiscal 2007.

Net cash flows provided by operating activities were $51.6 million and $54.0 million in fiscal 2007 and 2006, respectively. The $2.4 million decrease in cash flows from operating activities in fiscal 2007 as compared to fiscal 2006 was primarily attributable to increases in inventory along with decreases in income tax payable and the sales tax accrual. The decrease in cash flows from operating activities was partially offset by increases in net income, depreciation and amortization, accounts payable and accrued liabilities, along with decreases in deposits and other assets.

Net cash flows used in investing activities were $34.1 million and $62.2 million in fiscal 2007 and 2006, respectively. In fiscal 2007, $36.4 million was used for the construction of nine Hot Topic stores and 23 Torrid stores, expansion and refurbishment of 70 Hot Topic stores and one Torrid store and progress payments for store projects in early 2008. We used approximately $6.7 million on computer hardware and software and $5.3 million on our headquarters and distribution center infrastructure. We opened 32 and 46 stores in fiscal 2007 and 2006, respectively. The decrease in net cash used in investing activities in fiscal 2007 as compared to fiscal 2006 was also attributable to a $38.3 million increase in proceeds from the sale of short-term investments, net of purchases, offset by a $10.2 million increase in purchases of property and equipment.

Net cash flows used in financing activities were $5.0 million in fiscal 2007 compared to net cash flows provided by financing activities of $2.5 million in fiscal 2006. The $7.5 million decrease in fiscal 2007 compared to fiscal 2006 was principally a result of $7.2 million of cash used to repurchase our common stock in fiscal 2007 along with a $0.8 million decrease related to proceeds from exercise of stock options. This decrease was slightly offset by the fact that we no longer had any capital lease obligations during fiscal 2007.

We anticipate we will spend approximately $24.0 to $26.0 million on capital expenditures in fiscal 2008, including approximately $16.0 to $18.0 million for stores, $5.0 million for computer hardware and software and approximately $3.0 million to improve our Internet sites. The $16.0 to $18.0 million for stores is expected to be primarily used for the construction of approximately five or fewer new Hot Topic stores and 10 new Torrid stores, and to remodel or relocate approximately 25 existing Hot Topic stores.

During fiscal 2007, our average gross capital expenditures for a new Hot Topic and Torrid store, including leasehold improvements and furniture and fixtures, totaled approximately $263,000 and $395,000, respectively. Hot Topic stores were an average of approximately 1,700 square feet compared to Torrid stores, which were approximately 2,500 square feet. The average initial gross inventory for the new Hot Topic stores opened in 2007 was approximately $108,000 compared to $72,000 for new Torrid stores. The average pre-opening costs for a new Hot Topic and a new Torrid store were approximately $15,400 and $20,800, respectively. Initial inventory requirements vary at new stores depending on the season and current merchandise trends. In fiscal 2008, we expect the average total cost per square foot associated with opening a Hot Topic store and a Torrid store to be approximately $142 and $148, respectively. Hot Topic stores are planned to be approximately 1,800 square feet compared to Torrid stores, which are planned to be approximately 2,400 square feet.

The following table summarizes our contractual obligations as of February 2, 2008, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period (in thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual obligations

Operating leases[1]	$373,369	$59,077	$110,609	$95,276	$108,407
Purchase obligations	43,727	43,727	—	—	—
Letters of credit and other obligations	1,223	1,223	—	—	—
Income tax audit settlements[2]	713	713	—	—	—

Total contractual obligations	$419,032	$104,740	$110,609	$95,276	$108,407

(1)	See Note 6 to our consolidated financial statements for additional disclosure related to operating lease obligations.
(2)	The $0.7 million of income tax audit settlements are gross unrecognized tax benefits as determined under Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”, for which the statutes of limitations are expected to expire in fiscal 2008; and for final settlement in fiscal 2008 of certain open audits. Due to the uncertainty regarding the timing of future cash outflows associated with other noncurrent unrecognized tax benefits of $0.7 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amount in the contractual obligations table above.

On August 19, 2005, we announced that our Board approved the repurchase of up to an aggregate of $20.0 million of our outstanding common stock during the period ended January 28, 2006. As of January 28, 2006 we had completed that repurchase of 1,435,000 shares of our common stock for approximately $20.0 million, which represents an average price of $13.94 per share.

We did not repurchase any shares of our common stock during fiscal 2006.

On August 13, 2007, we announced that our Board approved the repurchase of up to an aggregate of $40.0 million of our outstanding common stock during the period ended February 2, 2008. As of February 2, 2008, we had repurchased 870,470 shares of our common stock for approximately $7.2 million, which represents an average price of $8.23 per share.

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

Inventories: Inventories are valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. Under the retail method, inventory is stated at its current retail selling value and then is converted to a cost basis by applying an average cost factor that represents the average cost-to-retail ratio based on beginning inventory and the purchase activity for the month. Throughout the year, we review our inventory levels in order to identify slow-moving merchandise and use permanent markdowns to sell through selected merchandise. We record a charge to cost of goods sold for permanent markdowns. Inherent in the retail method are certain significant management judgments and estimates including initial merchandise markup, future sales, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. To the extent our estimated markdowns at period-end prove to be insufficient, additional future markdowns will need to be recorded. Physical inventories are conducted during the year to determine actual inventory on hand and shrinkage. We accrue our estimated inventory shrinkage for the period between the last physical count and current period end balance sheet date. Thus, the difference between actual and estimated shrink amounts may cause fluctuations in quarterly results, but not for the fiscal year results.

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

Income Taxes: We account for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized.

We adopted the provisions of FIN 48 on February 4, 2008. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

We include interest and penalties related to uncertain tax positions in income tax expense.

INFLATION

We do not believe that inflation has had a material adverse effect on our net sales or results of operations in the past. However, we cannot assure that our business will not be affected by inflation in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not a party to any derivative financial instruments. Our exposure to market risk primarily relates to changes in interest rates on our investments with maturities of less than three months (which are considered to be cash and cash equivalents) and short-term investments with maturities in excess of three months. A 100 basis point change in interest rates over a three month period would not have a material impact on the fair value of our investment portfolio as of February 2, 2008.

As of March 27, 2008, our short-term investments included $10.4 million of AAA/Aaa rated auction rate securities backed by pools of student loans guaranteed by the U.S. Department of Education. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

The recent negative conditions in the global credit markets have resulted in the failure of auctions representing the auction rate securities we hold as of March 27, 2008, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. All of our auction rate floating securities are backed by pools of student loans guaranteed by the U.S. Department of Education and we continue to believe that the credit quality of these securities is high based on this guarantee. To date, we have collected all interest payable on all of our auction rate securities when due and expect to continue to do so in the future. We also expect that we will receive the principal associated with these auction rate securities. While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes listed in Part IV, Item 15(a)(1) are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.

We have carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 2, 2008. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of February 2, 2008.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of February 2, 2008. In making this assessment, we used the criteria set forth by COSO in Internal Control-Integrated Framework. Our management concluded that, as of February 2, 2008, our internal control over financial reporting was effective based on the criteria set forth by COSO in Internal Control-Integrated Framework.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Hot Topic, Inc.

We have audited Hot Topic, Inc.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hot Topic, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Hot Topic, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hot Topic, Inc. as of February 2, 2008 and February 3, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 2, 2008 of Hot Topic, Inc. and our report dated March 27, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 27, 2008

ITEM 9B.	OTHER INFORMATION

On March 26, 2008, the Board, upon the recommendation of our Compensation Committee, awarded bonuses to certain of our executive officers and established the fiscal 2008 base salaries, equity grants and annual bonus plan for our executive officers.

The following table sets forth the bonus amounts awarded to certain of our named executive officers:

Named Executive Officer (1)	Title	Cash Bonus ($)
Gerald Cook	President, Hot Topic, Inc.	50,000
Christopher Daniel	President, Torrid	111,563
James McGinty	Chief Financial Officer	50,000

(1)	Named executive officers not listed in the chart above were awarded no bonus.

Mr. Daniel’s bonus was awarded based on parameters established by the Board in March 2007 with respect to the financial performance of our Torrid division in fiscal 2007. Mr. Cook’s and Mr. McGinty’s bonuses were discretionary bonuses, awarded in recognition of their respective contributions to the company.

The following table sets forth the fiscal 2008 base salaries established for, and equity compensation granted to, our named executive officers (as more fully described below):

Named Executive Officer	Title	Base Salary ($)	Stock Options (# of shares)	Stock Award Maximum Shares
Elizabeth McLaughlin	Chief Executive Officer	700,000	250,000	200,000
Gerald Cook	President, Hot Topic, Inc.	463,500	75,000	44,000
Christopher Daniel	President, Torrid	437,750	100,000	70,000
Maria Comfort	Chief Merchandising Officer	412,000	45,000	24,000
James McGinty	Chief Financial Officer	360,500	75,000	44,000

The fiscal 2008 base salaries for our named executive officers represent a 3% cost-of-living increase from their fiscal 2007 base salaries, except for that of Ms. McLaughlin whose base salary remains unchanged from its fiscal 2007 level.

The stock options described above (i) were granted pursuant to our 2006 Equity Incentive Plan, or the 2006 Plan, as amended, (ii) terminate ten years after the date of grant, or earlier in the event the optionholder’s service to the company is terminated and (iii) have an exercise price per share of $4.75, or the closing price of our common stock as reported on the Nasdaq Stock Market for Wednesday, March 26, 2008. Subject to the optionholder’s continuous service to the company, 25% of the shares of common stock subject to such stock options vest on the first anniversary of the date of grant, and the remaining shares vest quarterly over the following three years.

The stock awards described above were granted pursuant to a Performance Share Award Program, which the Board adopted under the 2006 Plan to diversify equity grants and provide aggregate awards that, in the opinion of the Board, appropriately align long term incentives of our management with significant company long term objectives. The stock awards granted have target awards that are 50% of the maximum awards indicated above. The target awards and the maximum awards may be earned based on achievement of enumerated performance goals during an established performance period, and in all cases the award of shares is subject to the officer’s continuous service to the company. The shares will remain unissued until earned, if at all. The awards granted in fiscal 2008 under the Performance Share Award Program provide for a three-year measurement period, with awards based on fiscal 2010 operating income for Hot Topic, Inc. compared to a target goal (with potential adjustment due to extraordinary or nonrecurring events such as significant acquisitions).

With respect to potential annual bonuses, the Compensation Committee annually establishes targeted profitability levels for the ensuing fiscal year in conjunction with our annual financial plan, in order to reflect the Compensation Committee’s belief that a significant portion of the annual compensation of each executive officer should be contingent upon our performance and officer contribution to that performance. Accordingly, our fiscal 2008 bonus plan provides for cash bonus targets based upon the achievement of certain specified financial goals for the fiscal year. The performance targets range from a minimum (or threshold) level to a maximum level, with a target level in between. Upon the achievement of various increasing levels of financial performance above the minimum level, varying amounts are awardable; however, the Compensation Committee may choose to recommend increasing bonuses above the original bonus targets, or to recommend awarding less than the target bonuses, or no bonuses. The Board, upon receiving the Compensation Committee’s recommendations, makes awards as warranted. The financial performance targets attributable to particular executive officers are varied to align the officers’ duties with the appropriate metrics that best reflect the officers’ impact on the company and our performance.

The following table details the general nature of the fiscal 2008 annual bonus performance targets attributable to our named executive officers:

Named Executive Officer	Title	Performance Target Fiscal 2008 (2)
Elizabeth McLaughlin	Chief Executive Officer	100% net income for Hot Topic, Inc.
Gerald Cook	President, Hot Topic, Inc.	100% net income for Hot Topic, Inc
Christopher Daniel	President, Torrid	75% Torrid divisional operating income; 25% Hot Topic divisional operating income
Maria Comfort	Chief Merchandising Officer	100% Hot Topic divisional operating income
James McGinty	Chief Financial Officer	100% net income for Hot Topic, Inc.

(2)	Represents cash bonuses eligible to be earned in fiscal 2008 and paid in fiscal 2009. For Mr. Daniel, no fiscal 2008 cash bonus will be paid unless the minimum Torrid divisional operating income target is achieved, even if the minimum Hot Topic divisional operating income target is achieved.

In addition, on March 26, 2008, the Board committed to grant Ms. McLaughlin an option to purchase 100,000 shares of common stock at such time as a President of our Hot Topic division is hired, in consideration of her success in recruiting an individual to fill such position.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See the section entitled “Executive Officers and Key Employees” in Part I, Item 1 hereof for information regarding our executive officers.

The information required by this item with respect to directors is incorporated by reference to the information appearing under the caption “Election of Directors,” contained in our Definitive Proxy Statement which will be filed with the SEC within 120 days of February 2, 2008 pursuant to Regulation 14A in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held on June 10, 2008, or the Proxy Statement.

Certain other information required by this item is incorporated by reference to the information appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

We have adopted Standards of Business Ethics that apply to all of our officers, directors and employees. The Standards of Business Ethics is available on our investor relations website at investorrelations.hottopic.com. If we make any substantive amendments to the Standards of Business Ethics or grant any waiver from a provision of the Standards of Business Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website, as well as via any other means then required by Nasdaq listing standards or applicable law.

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

Schedule II

Valuation and Qualifying Accounts

(in thousands)

For the Fiscal Years Ended February 2, 2008, February 3, 2007 and January 28, 2006

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions/ Write-offs	Balance at End of Year
Fiscal 2007
Allowance for sales returns	$495	$(96)	$—	$399

Fiscal 2006
Allowance for sales returns	$558	$(63)	$—	$495

Fiscal 2005
Allowance for sales returns	$577	$(19)	$—	$558

(a)(3)	Index to Exhibits—See Item 15(b) below.

(b)	Exhibits

The exhibits listed under Item 15(b) hereof are filed with, and incorporated by reference into, this Annual Report on Form 10-K. Management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(b) are so identified therein.

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (8)

3.3	Amended and Restated Bylaws, as amended. (8)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen stock certificate. (1)

10.1a	Form of Indemnity Agreement entered into between Registrant and its directors and officers. (1)

10.2a	2006 Equity Incentive Plan (the “2006 Plan”), as amended. (16)

10.3a	Form of Nonstatutory Stock Option Agreement of Registrant pursuant to the 2006 Plan. (10)

10.4a	Form of Incentive Stock Option Agreement of Registrant pursuant to the 2006 Plan. (10)

10.5a	Non-Employee Directors’ Stock Option Plan, as amended. (16)

10.6a	Employee Stock Purchase Plan, as amended. (16)

10.7a	401(k) Defined Contribution Plan of Registrant, effective as of August 1, 1995, as amended. (8)

10.8	Industrial Real Estate Lease (Multi-Tenant Facility), dated December 10, 1998, entered into between Registrant’s wholly owned subsidiary, Hot Topic Administration, Inc. and Majestic Realty Co. and Patrician Associates, Inc. (2)

10.9	Guaranty of Lease, dated December 10, 1998, entered into between the Registrant and Majestic Realty Co. and Patrician Associates, Inc. (2)

10.10	First Amendment to Industrial Real Estate Lease, dated March 19, 2001, by and between Majestic—Fullerton Road, LLC, PFG Fullerton Limited Partnership, and Hot Topic Administration, Inc. (3)

10.11a	Employment Offer Letter dated January 12, 2001, between the Registrant and Gerald Cook. (3)

10.12a	Form of Restricted Stock Bonus Agreement between the Registrant and each of its non-employee directors as discussed in the Company’s Proxy Statement annually. (4)

10.13a	Employment Letter dated January 23, 2003, between the Registrant and James McGinty. (5)

10.15	Third Amendment to Industrial Real Estate Lease, dated February 25, 2004, by and among Majestic-Fullerton Road, LLC, PFG Fullerton Limited Partnership, and Hot Topic Administration, Inc. (6)

10.17	Centre Pointe Distribution Park Lease, dated June 1, 2004, by and among Crescent Resources, LLC and Hot Topic, Inc. (7)

10.19	Purchase and sale agreement between the Registrant and Crescent Resources, LLC. (9)

10.20a	Employment Offer Letter dated July 11, 2005, between the Registrant and Maria Comfort. (11)

10.22a	Performance Share Award Agreement and Program, under the 1996 Equity Incentive Plan. (13)

10.23a	Hot Topic, Inc. Deferred Compensation Plan. (14)

Exhibit Number	Description of Document

10.24a	Severance and Change of Control Letter Agreement dated November 15, 2006 between the Registrant and Christopher Daniel. (15)

10.25	Union Bank of California Trust Agreement. (14)

10.26a	2008 Executive Officer Salary, Bonus and Equity Compensation Summary. (18)

10.27a	Board Compensation Summary.

10.28a	Performance Share Award Agreement and Program, under the 2006 Plan. (16)

10.29a	Form of Stock Option Cancellation Agreement. (17)

21	Hot Topic, Inc. List of Subsidiaries. (16)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney is contained on the signature page.

31.1	Certification, dated April 1, 2008, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated April 1, 2008, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated April 1, 2008, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 ( 333-5054-LA) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended February 3, 2001 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended February 1, 2003 and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 20, 2005 and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 15, 2006 and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 17, 2005 and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on January 11, 2006 and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2006 and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on July 6, 2006 and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 15, 2006 and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended February 3, 2007 and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference.
(18)	Included in Item 9B. of Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008 and incorporated herein by reference.
a	Denotes management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules

Reference is made to Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOT TOPIC, INC.

By:	/s/ ELIZABETH MCLAUGHLIN
Elizabeth McLaughlin Chief Executive Officer and Director

April 1, 2008

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

Name	Position	Date
/s/ ELIZABETH MCLAUGHLIN Elizabeth McLaughlin	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2008

/s/ JAMES MCGINTY James McGinty	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2008

/s/ BRUCE QUINNELL Bruce Quinnell	Chairman of the Board	April 1, 2008

/s/ EVELYN D’AN Evelyn D’An	Director	April 1, 2008

/s/ CORRADO FEDERICO Corrado Federico	Director	April 1, 2008

/s/ ANDREW SCHUON Andrew Schuon	Director	April 1, 2008

/s/ CYNTHIA COHEN Cynthia Cohen	Director	April 1, 2008

/s/ W. SCOTT HEDRICK W. Scott Hedrick	Director	April 1, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Hot Topic, Inc. and its Subsidiaries

We have audited the accompanying consolidated balance sheets of Hot Topic, Inc. as of February 2, 2008 and February 3, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 2, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hot Topic, Inc. at February 2, 2008 and February 3, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 7 to the consolidated financial statements, in 2007 the Company changed its method of accounting for income taxes. As discussed in Notes 1 and 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hot Topic, Inc.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 27, 2008

Hot Topic, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	February 2, 2008	February 3, 2007
Assets
Current assets:
Cash and cash equivalents	$16,391	$3,910
Short-term investments	36,890	51,580
Inventory	80,305	73,868
Prepaid expenses and other	14,698	14,435
Deferred tax assets	3,970	3,258

Total current assets	152,254	147,051

Property and equipment, net	171,931	166,726
Deposits and other	1,368	588
Deferred tax assets	6,548	3,906

Total assets	$332,101	$318,271

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable, including overdraft	$18,168	$15,862
Accrued liabilities	35,123	34,332
Income taxes payable	1,167	5,590

Total current liabilities	54,458	55,784

Deferred rent	40,548	40,674
Income taxes payable	837	—
Deferred compensation	1,105	356

Commitments and contingencies

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, no par value; 150,000,000 shares authorized; 43,698,670 and 44,229,848 shares issued and outstanding at February 2, 2008 and February 3, 2007, respectively	111,873	107,088
Retained earnings	123,283	114,372
Accumulated other comprehensive loss	(3)	(3)

Total shareholders’ equity	235,153	221,457

Total liabilities and shareholders’ equity	$332,101	$318,271

See accompanying notes to consolidated financial statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Net sales	$728,121	$751,558	$725,142
Cost of goods sold, including buying, distribution and occupancy costs	476,677	502,408	488,948

Gross margin	251,444	249,150	236,194
Selling, general and administrative expenses	227,147	227,580	203,995

Income from operations	24,297	21,570	32,199
Interest income, net	1,934	1,450	1,054
Other (expense) income	—	—	2,945

Income before income taxes	26,231	23,020	36,198
Provision for income taxes	10,219	9,394	13,779

Net income	$16,012	$13,626	$22,419

Earnings per share:
Basic	$0.36	$0.31	$0.50

Diluted	$0.36	$0.30	$0.49

Shares used in computing earnings per share:
Basic	44,005	44,167	44,924
Diluted	44,132	44,752	45,877

See accompanying notes to consolidated financial statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	Shares	Amount
Balance at January 29, 2005	44,593	90,921	96,847	(206)	187,562
Exercise of stock options	758	7,072	—	—	7,072
Employee stock purchase plan	53	700	—	—	700
Restricted stock awards	8	155	—	—	155
Repurchase of common stock	(1,435)	(1,479)	(18,520)	—	(19,999)
Tax benefit from exercise of stock options	—	2,959	—	—	2,959
Comprehensive income:
Net income	—	—	22,419	—	22,419
Unrealized gain on marketable securities, net	—	—	—	193	193

Total comprehensive income					22,612

Balance at January 28, 2006	43,977	100,328	100,746	(13)	201,061
Exercise of stock options	195	1,865	—	—	1,865
Employee stock purchase plan	50	493	—	—	493
Restricted stock awards	8	155	—	—	155
Tax benefit from exercise of stock options, net	—	147	—	—	147
Stock-based compensation expense	—	4,100	—	—	4,100
Comprehensive income:
Net income	—	—	13,626	—	13,626
Unrealized gain on marketable securities, net	—	—	—	10	10

Total comprehensive income					13,636

Balance at February 3, 2007	44,230	107,088	114,372	(3)	221,457
Cumulative effect—FIN 48	—	—	(836)	—	(836)

Balance at February 4, 2007	44,230	107,088	113,536	(3)	220,621
Exercise of stock options	271	1,293	—	—	1,293
Employee stock purchase plan	56	380	—	—	380
Restricted stock awards	12	155	—	—	155
Repurchase of common stock	(870)	(897)	(6,265)	—	(7,162)
Tax benefit from exercise of stock options, net	—	351	—	—	351
Stock-based compensation expense	—	3,503	—	—	3,503
Comprehensive income:
Net income	—	—	16,012	—	16,012
Unrealized gain on marketable securities, net	—	—	—	—	—

Total comprehensive income					16,012

Balance at February 2, 2008	43,699	$111,873	$123,283	$(3)	$235,153

See accompanying notes to consolidated financial statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Operating Activities
Net income	$16,012	$13,626	$22,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,583	38,941	32,396
Stock-based compensation	3,658	4,255	155
Tax benefit from exercise of stock options	—	—	2,959
Loss on disposal of fixed assets	336	720	272
Impairment of long-lived assets	1,575	3,395	1,660
Deferred taxes	(3,459)	(5,838)	(5,068)
Gift card breakage	(1,151)	(1,198)	(3,132)
Changes in operating assets and liabilities:
Inventory	(6,437)	(2,708)	(10,679)
Prepaid expenses and other current assets	(196)	2,270	(3,987)
Deposits and other assets	(780)	(344)	(2)
Accounts payable, net of overdraft	2,306	(2,260)	248
Accrued liabilities	2,693	2,579	9,714
Deferred rent	(126)	733	9,714
Income taxes payable	(4,423)	(198)	(3,099)

Net cash provided by operating activities	51,591	53,973	53,570

Investing Activities
Purchases of property and equipment	(48,766)	(38,617)	(69,419)
Proceeds from sale of short-term investments	156,164	94,354	134,398
Purchases of short-term investments	(141,474)	(117,923)	(101,114)

Net cash used in investing activities	(34,076)	(62,186)	(36,135)

Financing Activities
Payments on capital lease obligations	—	(262)	(783)
Excess tax benefit from stock-based compensation	455	207	—
Proceeds from employee stock purchases and exercise of stock options	1,673	2,505	7,772
Repurchase of common stock	(7,162)	—	(19,999)

Net cash (used in) provided by financing activities	(5,034)	2,450	(13,010)

Increase (decrease) in cash and cash equivalents	12,481	(5,763)	4,425
Cash and cash equivalents at beginning of year	3,910	9,673	5,248

Cash and cash equivalents at end of year	$16,391	$3,910	$9,673

Supplemental Information
Cash paid during the period for interest	$96	$24	$35

Cash paid during the period for income taxes	$17,193	$15,326	$18,973

See accompanying notes to consolidated financial statements.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 2, 2008

NOTE 1. Organization and Summary of Significant Accounting Policies

Organization and Business Activities

We are a shopping mall-based specialty retailer operating the Hot Topic and Torrid concepts. At Hot Topic, our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. Within pop culture, we believe music plays a primary and integral role in the minds, activities and preferences of our target customers. We have adopted strategies to focus on music and music/pop culture-oriented merchandise, return to a fundamentally regular price business, establish ourselves as a merchandise ‘item’ destination and continue to emphasize superior customer service. At Hot Topic, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items for young men and women. At our Torrid stores, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of fiscal 2007 (the fiscal year ended February 2, 2008), we operated 690 Hot Topic stores throughout the United States and Puerto Rico, and 151 Torrid stores in 36 states. We also sell merchandise on two websites, www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. We have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

Principles of Consolidation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Hot Topic, Inc. and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

Our fiscal year is on a 52- or 53-week basis and ends on the Saturday nearest to January 31. The fiscal year ended 2007 and 2005 were 52-week fiscal years. The fiscal year ended 2006 was a 53-week year, and our fiscal year ending 2008 is a 52-week year ending on January 31, 2009.

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

Fair Value of Financial Instruments

We consider carrying amounts of cash and cash equivalents, receivables and accounts payable to approximate fair value because of the short maturity of these financial instruments.

Short-Term Investments

Our short-term investments have maturities in excess of three months and consist of AAA/Aaa/A-1 rated variable rate and auction rate securities that are backed by government bonds and pools of student loans guaranteed by the U.S. Department of Education. They are interest bearing, and we consider them to be available for sale. At February 2, 2008, short-term investments consisted of municipal bonds of $21.2 million. At February 3, 2007, short-term investments consisted of municipal bonds of $40.9 million and government and corporate bonds of $7.7 million. Government obligations were $15.7 million and $3.0 million at February 2, 2008 and February 3, 2007, respectively. Short-term investments are recorded at fair market value, based on established market prices as of the end of the period for which the values are determined.

As of March 27, 2008, we had liquidated at par value, approximately $10.8 million out of the $21.2 million in auction rate securities held at year end, and have approximately $10.4 million of AAA/Aaa rated auction securities remaining. The recent negative conditions in the global credit markets have resulted in the failure of auctions representing the auction rate securities we hold as of March 27, 2008, as the amount of securities submitted for sale in those auctions exceeded the amount of bids.

Accumulated other comprehensive income is comprised of unrealized gains from short-term investments, net of all related taxes, and are reflected in the Shareholders’ Equity section of the Consolidated Balance Sheets.

Inventory

Inventories are valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. Under the retail method, inventory is stated at its current retail selling value and then is converted to a cost basis by applying an average cost factor that represents the average cost-to-retail ratio based on beginning inventory and the purchase activity for the month. Throughout the year, we review our inventory levels in order to identify slow-moving merchandise and use permanent markdowns to sell through selected merchandise. We record a charge to cost of goods sold for permanent markdowns. Inherent in the retail method are certain significant management judgments and estimates including initial merchandise markup, future sales, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. To the extent our estimated markdowns at period-end prove to be insufficient, additional future markdowns will need to be recorded. Physical inventories are conducted during the year to determine actual inventory on hand and shrinkage. We accrue our estimated inventory shrinkage for the period between the last physical count and current period end balance sheet date. Thus, the difference between actual and estimated shrink amounts may cause fluctuations in quarterly results, but not for the fiscal year results.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation, or in the case of capitalized leases, at the present value of future minimum lease payments. Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. Costs associated with internally developed software are accounted for in accordance with Statement of Position, or SOP, 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. These costs consist of salaries of employees and payments made to third parties and consultants working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized internal use software costs are amortized using the straight-line method over their estimated useful lives, generally 3 years. In fiscal 2007 and fiscal 2006, we amortized approximately $0.4 million and $0.5 million, respectively. Additionally, as of February 2, 2008 and February 3, 2007, the net book value of capitalized internal use software totaled approximately $2.3 million and $0.8 million, respectively.

Depreciation expense is calculated using the straight-line method over the estimated useful lives of the related assets (3 to 20 years).

Leasehold improvements are amortized using the straight-line method over the shorter of the respective initial lease terms or the 10 year estimated useful life of the assets.

We assess property and equipment for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.

Self-Insurance

We are self-insured for certain losses related to medical and workers compensation although we maintain stop loss coverage with third party insurers to limit our total liability exposure. The estimate of our self-insurance liability involves uncertainty since we must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating our self-insurance liability, we consider a number of factors, which include historical claim experience and valuations provided by independent third party actuaries. As claims develop, the actual ultimate losses may differ from actuarial estimates. Therefore, an analysis is performed quarterly to determine if modifications to the accrual are required.

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

Cost of Goods Sold, Including Buying, Distribution and Occupancy Costs

Cost of goods sold, including buying, distribution and occupancy costs includes: merchandise costs, freight, inventory shrink, payroll expenses associated with the merchandising and distribution departments, distribution center expenses including rent, common area maintenance charges, real estate taxes, depreciation, utilities, supplies and maintenance, and store expenses including rents, common area maintenance charges, real estate taxes and depreciation.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include: payroll expenses associated with stores, store operating expenses, store pre-opening costs, marketing expenses and payroll and other expenses associated with headquarters and administrative functions.

Gift Cards

We recognize estimated gift card breakage as a component of net sales in proportion to actual gift card redemptions over the period that remaining gift card values are redeemed. Gift card breakage is recognized into income due to the non-redemption of a portion of gift cards sold by us for which liability was recorded in prior periods. While customer redemption patterns result in estimated gift card breakage, which approximates 5 to 6%, changes in our customers’ behavior could impact the amount that ultimately is unused and could affect the amount recognized as a component of net sales.

In each of fiscal 2007 and fiscal 2006, we recognized $1.2 million as a component of sales in proportion to actual gift card redemptions over the period that remaining gift card values are redeemed. In fiscal 2005, we recognized $3.1 million in other income related to gift card breakage, which represented the cumulative estimated amount of gift card breakage from the inception of the program.

Store Pre-Opening Costs

Costs incurred in connection with the opening of a new store are expensed as incurred.

Shipping and Handling Costs

We classify shipping and handling costs in costs of goods sold, including buying, distribution and occupancy costs in the accompanying statements of income.

Leases

Rent expense under non-cancelable operating leases with scheduled rent increases or free rent periods is accounted for on a straight-line basis over the lease term, beginning on the date of initial possession, which is generally when we enter the space and begin construction build-out. The amount of the excess of straight-line rent expense over scheduled payments is recorded as a deferred rent liability. Construction allowances and other such lease incentives are recorded as deferred credits and are amortized on a straight-line basis as a reduction of rent expense.

Advertising Costs

Advertising costs are expensed the first time the event occurs or as incurred. Advertising expenses were $4,595,000, $3,842,000 and $3,428,000 for the years ended February 2, 2008, February 3, 2007 and January 28, 2006, respectively. At February 2, 2008 and February 3, 2007, the amount of advertising costs reported as prepaid advertising was $36,000 and $176,000, respectively.

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized.

We adopted the provisions of FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” on February 4, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

We include interest and penalties related to uncertain tax positions in income tax expense.

Valuation of Long-Lived Assets

In accordance with SFAS 144, “Accounting for the Disposal of Long-Lived Assets,” we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management.

In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges. During the years ended February 2, 2008 and February 3, 2007, we recorded impairment charges of $1.6 million and $3.4 million, respectively, which is included in selling, general and administrative expenses in our consolidated statements of income.

Stock-Based Compensation

Effective January 29, 2006, we adopted SFAS 123R “Share Based Payments,” which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and instead generally requires that such transactions be accounted for using a fair value based method. We have elected the modified prospective transition method as permitted under SFAS 123R, and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 29, 2006.

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

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to stockholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. We report comprehensive income in accordance with the provisions of SFAS 130, “Reporting Comprehensive Income.” Components of comprehensive income include net income (loss), foreign currency translation adjustments and gains/losses associated with investments available for sale.

Comprehensive income for the years ended February 2, 2008, February 3, 2007, and January 28, 2006 is as follows (in thousands):

	Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Comprehensive Income
Net income	$16,012	$13,626	$22,419
Unrealized gain on marketable securities, net	—	10	193

Total comprehensive income	$16,012	$13,636	$22,612

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, except for nonfinancial assets and nonfinancial liabilities recognized or disclosed on a non-recurring basis, which will be effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact the adoption of SFAS 157 may have on our financial condition or results of operations.

NOTE 2. Stock-Based Compensation

Stock Plan Activity

Under our 1996 Equity Incentive Plan, or the 1996 Plan, we granted stock options, stock bonuses and other awards to our employees, directors and consultants as deemed appropriate by the Board of Directors, or the Board. On June 14, 2006, the 1996 Plan expired and was replaced with the 2006 Equity Incentive Plan, or the 2006 Plan. The 2006 Plan was approved by the Board on March 17, 2006 and by our shareholders on June 13, 2006. Upon expiration of the 1996 Plan, 732,456 shares out of an aggregate of 18,300,000 shares of common stock were authorized and available for grant.

The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board. Both incentive and non-statutory stock options granted by us under the 2006 Plan must carry an exercise price of at least 100% of the fair market value of the stock on the date of grant. Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 10 years. In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) the number of unallocated shares of common stock remaining available for issuance under the 1996 Plan as of June 13, 2006, (b) an additional 2,350,000 shares and (c) the number of shares subject to stock awards as of June 13, 2006 under the 1996 Plan pursuant to the terms of the 1996 Plan. As of February 2, 2008, 2,276,364 shares were available for future grants. These available shares include 450,000 stock options previously granted to certain of our executive officers which, on December 10, 2007, were cancelled in exchange for a nominal payment to them of $1.00 in the aggregate, thereby temporarily postponing the need to seek shareholder approval of an increase in the share reserve of the 2006 Plan. All awards to date under the 2006 Plan have been granted to our employees and none have been granted to consultants.

In March 2006, we granted restricted stock unit awards under the 1996 Plan to certain members of our management. None of these awards have vested and no shares have been issued pursuant to the grants. These awards provide for the issuance of up to 454,000 shares of our common stock, net of forfeitures, with vesting and issuance contingent upon achieving performance goals for fiscal 2008 based upon our operating income for that fiscal year; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent performance goals are ultimately met. The market value of our common stock as of the grant date of these restricted stock unit awards was $13.90. Compensation expense for these awards is required to be recorded over the three-year term of the award, based on the market value as of the grant date, with actual amounts expensed dependent upon the likelihood from period to period of vesting of such awards at the end of fiscal 2008. As of February 2, 2008, it is our best estimate that none of these awards will be earned at the end of the three-year term. Thus, we have not recognized any compensation expense for the twelve months ended February 2, 2008 for these restricted stock unit awards.

In March 2007, we granted restricted stock unit awards under the 2006 Plan to certain members of our management. These grants were substantially similar to the restricted stock unit awards granted under the 1996 Plan. None of these awards have vested and no shares have been issued pursuant to the grants. These awards provide for the issuance of up to 576,000 shares of our common stock, net of forfeitures, with vesting and issuance contingent upon achieving performance goals for fiscal 2009 based upon our operating income for that fiscal year; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent performance goals are ultimately met. The market value of our common stock as of the grant date of these restricted stock unit awards was $11.31. Compensation expense for these awards is required to be recorded over the three-year term of the award, based on the market value as of the grant date, with actual amounts expensed dependent upon the likelihood from period to period of vesting of such awards at the end of fiscal 2009. As of February 2, 2008, it is our best estimate that none of these awards will be earned at the end of the three-year term. Thus, we have not recognized any compensation expense for the twelve months ended February 2, 2008 for these restricted stock unit awards.

In June 2007, we granted 13,826 shares of restricted common stock to non-employee directors under the 2006 Plan, and we granted 11,842 and 7,496 shares of restricted common stock to non-employee directors in fiscal 2006 and fiscal 2005, respectively, under the 1996 Plan. Restricted shares generally vest in the year subsequent to the grant year. All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board. The value of these grants is expensed over the vesting period. During fiscal 2007, $155,000, of which $52,000 relates to fiscal 2006 grants, has been expensed. During fiscal 2006, non-employee directors were granted 11,842 shares of restricted stock and $155,000, of which $52,000 related to fiscal 2005 grants, was expensed.

The following table summarizes stock options outstanding under all of our plans as of February 2, 2008:

	February 2, 2008
	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	5,955,355	$15.50
Granted	1,180,408	$11.21
Exercised	(271,327)	$4.76
Forfeited or expired	(1,122,929)	$20.82

Outstanding at end of year	5,741,507	$14.09

Exercisable at end of year	4,029,970	$14.97

The following table summarizes information about stock options outstanding and exercisable as of February 2, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life (Years)	Options	Weighted Average Exercise Price	Weighted- Average Contractual Life (Years)
$ 1.51 – $10.87	1,195,276	$7.40	3.36	1,061,213	$7.06
$10.88 – $13.09	1,180,662	$11.45	8.92	80,460	$12.55
$13.27 – $15.33	1,444,692	$14.49	6.41	983,359	$14.76
$15.61 – $21.24	1,611,677	$18.58	6.10	1,595,738	$18.60
$21.30 – $27.13	309,200	$24.74	5.81	309,200	$24.74

$ 1.51 – $27.13	5,741,507	$14.09	6.17	4,029,970	$14.97	5.05

The aggregate intrinsic values of stock options outstanding and exercisable as of February 2, 2008 were $901,994 and $891,294, respectively.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the years ended February 2, 2008 and February 3, 2007 are provided in the following table (in thousands):

	Years Ended
	February 2, 2008	February 3, 2007
Proceeds from stock options exercised	$1,293	$1,865
Tax benefit related to stock options exercised	$455	$207
Intrinsic value of stock options exercised	$806	$530

In June 1996, the Board adopted the Employee Stock Purchase Plan, or the Stock Purchase Plan. The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees. All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan. Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 15% discount on shares purchased under the Stock Purchase Plan. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated

December 31, 1996. Subsequent offerings have occurred every six months commencing January 1, 1997. At February 2, 2008, 1,030,837 shares could still be sold to employees under the plan. Compensation expense for the year ended February 2, 2008 and February 3, 2007 was $101,000 and $219,000, respectively, related to the fair value of the rights granted to participants under the plan at the beginning of the then-current offering.

Accounting for Stock-Based Compensation Expense

We compute stock-based compensation pursuant to SFAS 123R. Prior to fiscal 2006, we determined stock based compensation expense using the intrinsic value method of APB 25 and we provided the disclosures required by SFAS 123, as amended by SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” The following table provides the pro forma effects on our net income and earnings per share for year ended January 28, 2006, as if the fair value recognition provisions of SFAS 123R had been applied (in thousands, except per share amounts):

January 28, 2006
Net income
As reported	$22,419
Add: Stock-based compensation expense included in reported net income, net of related tax effects	96
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(9,225)

Net income	$13,290

Basic earnings per share:
As reported	$0.50
Pro forma	$0.30
Diluted earnings per share:
As reported	$0.49
Pro forma	$0.29

The effect of recording stock-based compensation for the years ended February 2, 2008 and February 3, 2007 was as follows:

	February 2, 2008	February 3, 2007
Stock-based compensation by type of award:
Employee stock options and awards	$3,556,876	$4,035,940
Restricted stock units, net of adjustments	—	—
Employee stock purchase plan	100,726	219,118

Total stock-based compensation expense	$3,657,602	$4,255,058
Tax effect on stock-based compensation expense	(1,209,068)	(1,179,619)

Net effect on net income	$2,448,534	$3,075,439

Effect on earnings per share:
Basic and diluted	$(0.06)	$(0.07)

For the years ended February 2, 2008 and February 3, 2007, $752,000 and $668,000, respectively, of stock and equity awards compensation expense was recorded as a component of cost of goods sold and the remainder, $2,906,000 and $3,587,000, respectively, was charged to selling, general and administrative expense.

As of February 2, 2008 and February 3, 2007, we had $7.9 million and $6.5 million, respectively, of unrecognized expense related to non-vested stock option grants, which are expected to be recognized over weighted average periods of 2.81 years and 2.99 years, respectively.

As of February 2, 2008 and February 3, 2007, we had $0.1 million each year of unrecognized expense related to restricted stock grants, which are both expected to be recognized over a weighted average period of 0.36 years.

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

The following weighted average assumptions were used for stock options granted:

	Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Risk free interest rate	4%	5%	5%
Expected life	5.0 years	5.0 years	5.0 years
Expected volatility	44%	48%	50%
Expected dividend yield	0.00%	0.00%	0.00%

Weighted average fair value at grant date	$5.34	$6.07	$7.93

NOTE 3. Property and Equipment

Property and equipment are summarized as follows (in thousands):

	February 2, 2008	February 3, 2007
Leasehold improvements	$165,049	$150,229
Furniture, fixtures and equipment	107,229	113,219
Software and licenses	37,978	39,758
Building and land	14,270	14,270

	324,526	317,476
Less: accumulated depreciation and amortization	(152,595)	(150,750)

Property and equipment, net	$171,931	$166,726

We recorded depreciation expense in the amounts of $41.6 million, $38.9 million and $32.4 million for the years ended February 2, 2008, February 3, 2007 and January 28, 2006, respectively.

NOTE 4. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	February 2, 2008	February 3, 2007
Accrued payroll and related expenses	$9,933	$11,243
Gift cards, gift certificates and store merchandise credits	7,899	7,541
Accrued self insurance liabilities	3,091	2,811
Accrued sales tax	2,015	2,742
Accrued percentage rents	1,088	1,256
Accrued cost of fixed assets and software	1,150	447
Accrued legal settlements and expenses	330	422
Other	9,617	7,870

Accrued liabilities	$35,123	$34,332

NOTE 5. Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million that will expire on August 1, 2008. Letters of credit are issued under the credit agreement, which are primarily used for inventory purchases. There were letters of credit for $133,000 and $80,000 outstanding at February 2, 2008 and February 3, 2007, respectively.

NOTE 6. Commitments and Contingencies

Leases

We have entered into lease agreements for retail, distribution and office space, vehicles and equipment under primarily non-cancelable leases with terms ranging from approximately two to ten years. The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or 5% to 8% of annual sales volume. Certain leases provide for increasing minimum annual rental amounts. Rent expense is recorded on a straight-line basis over the term of the lease based on us taking possession of premises. Accordingly, deferred rent, as reflected in the accompanying balance sheets, represents the difference between rent expense accrued and amounts paid under the terms of the lease agreements. Total rent expense for the years ended February 2, 2008, February 3, 2007 and January 28, 2006 was $54,707,000, $52,305,000 and $50,710,000, respectively, including contingent rentals of $1,079,000, $1,741,000 and $3,210,000, respectively.

Annual future minimum lease payments under operating leases as of February 2, 2008 are as follows (in thousands):

Fiscal Year
2008	$59,077
2009	56,660
2010	53,949
2011	50,762
2012	44,514
Thereafter	108,407

Total minimum operating lease payments	$373,369

Litigation

We are involved in matters of litigation that arise in the ordinary course of business. We do not currently believe that litigation in which we are currently involved will have a material adverse effect on our overall financial condition.

Indemnities, Commitments and Guarantees

During the ordinary course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of California. From time to time, we have issued guarantees in the form of letters of credit as security for some merchandise shipments from overseas. At February 2, 2008, there were letters of credit for $133,000 outstanding. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated financial statements.

NOTE 7. Income Taxes

Provision for Income Taxes

Composition of the provision for income taxes for the years ended (in thousands):

	February 2, 2008	February 3, 2007	January 28, 2006
Current:
Federal	$10,971	$13,359	$17,141
State	2,686	1,666	1,706

	13,657	15,025	18,847

Deferred:
Federal	(2,860)	(5,126)	(5,183)
State	(578)	(505)	115

	(3,438)	(5,631)	(5,068)

Total income tax expense	$10,219	$9,394	$13,779

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	February 2, 2008	February 3, 2007
Current deferred tax assets:
Inventory	$1,075	$884
Accrued expense and other	3,353	1,790
State taxes	(543)	277
Other assets	85	307

Net current deferred tax assets	3,970	3,258

Noncurrent deferred tax assets (liabilities):
Depreciation	(1,846)	(60)
Deferred rent	5,301	2,842
Stock-based compensation expense	2,455	1,124
Other liabilities	638	—

Total noncurrent deferred tax assets	6,548	3,906

Net deferred tax assets	$10,518	$7,164

A reconciliation of the provision for income taxes to the statutory tax rate is as follows:

	February 2, 2008	February 3, 2007	January 28, 2006
Statutory federal rate	35%	35%	35%
Stock-based compensation expense	0.3	1.8	—
Other permanent differences	(1.8)	0.8	(0.2)
State and local taxes, net of federal benefit and other	5.5	3.2	3.3

Effective income tax rate	39.0%	40.8%	38.1%

We operate in numerous tax jurisdictions and are subject to routine tax examinations. Future tax examinations could involve difficult issues and multiple years. Although we cannot predict the outcome of future examinations, amounts that could be owed in excess of amounts accrued would impact future tax expense but would not be expected to have a material impact on our financial condition.

Our effective tax rate was 39.0% and 40.8% for fiscal 2007 and 2006, respectively. The decrease was partly due to an increase in non-taxable income arising from investing in tax exempt financial instruments along with a reduction in the non-deductible portion of stock-based compensation expense. The decrease was offset in part by an increase in state and local taxes.

Uncertain Tax Positions

In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions. On February 4, 2007, we adopted the provisions of FIN 48. Differences between the amount recognized in our consolidated financial statements prior to the adoption of FIN 48 and the amounts reported as a result of adoption have been accounted for as a cumulative effect adjustment recorded to our February 4, 2007 beginning retained earnings balance. The adoption of FIN 48 decreased our February 4, 2007 balance of retained earnings and increased our liability for unrecognized tax benefits by $0.8 million, of which $0.1 million, net of federal benefit, related to interest and $0.1 million related to penalties.

As of the adoption date, the total liability for income tax associated with unrecognized tax benefits was $2.0 million, ($1.3 million, net of federal benefit). Additionally, interest was $0.2 million, ($0.1 million, net of federal benefit) and penalties were $0.1 million. As of February 2, 2008, the liability for income tax associated with unrecognized tax benefits was $2.7 million, ($1.8 million, net of federal benefit), of which $0.5 million, ($0.4 million, net of federal benefit), related to interest and penalties. Our effective tax rate would be affected by any portion of this liability we may recognize.

We believe that it is reasonably possible that $1.1 million, ($0.7 million, net of federal benefit), of our liability for unrecognized tax benefits and $0.3 million, ($0.2 million, net of federal benefit) of associated interest and penalties may be recognized in the next 12 months due to the settlement of audits and the expiration of statutes of limitations. As such, we have classified this amount as a current liability.

The following table reconciles the amount recorded for the liability for income tax associated with unrecognized tax benefits for the year ended February 2, 2008 (in thousands):

February 2, 2008
Unrecognized tax benefits—beginning of year	$1,965
Additions:
Tax positions related to prior period	1,176
Tax positions related to current period	407
Reductions:
Tax positions related to prior period	(611)
Settlements	(951)
Lapse of statute of limitations	(141)

Unrecognized tax benefits—end of year	$1,845

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits in tax expense. Tax expense for fiscal 2007 related to interest and penalties was $0.3 million and at February 2, 2008, we had accrued $0.4 million of interest and penalties related to uncertain tax positions.

We operate stores throughout the United States and Puerto Rico, and as a result, we file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations for years before fiscal 2002. While it is often difficult to predict the final outcome or the timing or resolution of any particular uncertain tax position, we believe our reserves for income taxes represent the most probable outcome. We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances.

NOTE 8. Earnings Per Share

We compute earnings per share pursuant to SFAS 128. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period. Options to purchase 5,122,684, 4,613,223 and 2,306,175 shares of common stock were outstanding at February 2, 2008, February 3, 2007 and January 28, 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the shares and, therefore, the effect would be anti-dilutive.

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows (in thousands except per share amounts):

	February 2, 2008	February 3, 2007	January 28, 2006
Basic Earnings Per Share Computation:
Numerator	$16,012	$13,626	$22,419
Denominator:
Weighted average common shares outstanding	44,005	44,167	44,924

Basic earnings per share	$0.36	$0.31	$0.50

Diluted Earnings Per Share Computation:
Numerator	$16,012	$13,626	$22,419
Denominator:
Weighted average common shares outstanding	44,005	44,167	44,924
Incremental shares from assumed exercise of options	127	584	953

Total shares	44,132	44,752	45,877

Diluted earnings per share	$0.36	$0.30	$0.49

NOTE 9. Stock Repurchases

On March 19, 2004, we announced that our Board approved the repurchase of up to an aggregate of 2,000,000 shares of our outstanding common stock during the period ended January 29, 2005. As of July 31, 2004 we had completed that repurchase of 2,000,000 shares of our common stock for approximately $46.8 million, which represents an average price of $23.41 per share.

On August 18, 2004, we announced that our Board approved an additional repurchase of up to an aggregate of 2,000,000 shares of our outstanding common stock during the period ended January 29, 2005. As of January 29, 2005 we had completed that repurchase of 2,000,000 shares of our common stock for approximately $32.8 million, which represents an average price of $16.42 per share.

On August 19, 2005, we announced that our Board approved the repurchase of up to an aggregate of $20.0 million of our outstanding common stock during the period ended January 28, 2006. As of January 28, 2006 we had completed that repurchase of 1,435,000 shares of our common stock for approximately $20.0 million, which represents an average price of $13.94 per share.

We did not repurchase any shares of our common stock during fiscal 2006.

On August 13, 2007, we announced that our Board approved the repurchase of up to an aggregate of $40.0 million of our outstanding common stock during the period ended February 2, 2008. As of February 2, 2008, we had repurchased 870,470 shares of our common stock for approximately $7.2 million, which represents an average price of $8.23 per share.

NOTE 10. Employee Benefit Plan

Effective January 1, 1995, we adopted the Hot Topic 401(k) Retirement Savings Plan, or the 401(k) Plan. All employees who have been employed by us for at least one year of service, maintained a minimum of 1,000 hours worked during the year and are at least 21 years of age, are eligible to participate. Employees may contribute to the 401(k) Plan up to 25% of their current compensation, subject to a statutorily prescribed annual limit. We may at our discretion contribute certain amounts to eligible employees’ accounts. We have not made any contributions to the 401(k) Plan

NOTE 11. Deferred Compensation Plan

In August 2006, we adopted the Hot Topic Inc. Management Deferred Compensation Plan, or the Deferred Compensation Plan, for the purpose of providing highly compensated employees and members of our Board a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan. As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held as an asset within a ‘rabbi trust’ on our condensed consolidated balance sheets. We do not currently contribute to the plan. As of February 2, 2008, assets and associated liabilities of the Deferred Compensation Plan were $1,130,000 and $1,105,000, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our condensed consolidated balance sheets. As of February 3, 2007, assets and associated liabilities of the Deferred Compensation Plan were $344,000 and $356,000, respectively.