Form 10-Q
period 2008-05-03
HOT TOPIC INC /CA/
filed 2008-05-28
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 27, 2008 – 43,712,542 shares of common stock, no par value.

HOT TOPIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Hot Topic, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited)
	May 3, 2008	February 2, 2008
Assets
Current assets:
Cash and cash equivalents	$33,628	$16,391
Short-term investments	8,305	36,890
Inventory	77,329	80,305
Prepaid expenses and other	17,080	14,698
Deferred tax assets	4,298	3,970

Total current assets	140,640	152,254
Property and equipment, net	168,653	171,931
Deposits and other	1,497	1,368
Long-term investments	10,328	—
Deferred tax assets	6,609	6,548

Total assets	$327,727	$332,101

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$21,912	$18,168
Accrued liabilities	28,709	35,123
Income taxes payable	984	1,167

Total current liabilities	51,605	54,458
Deferred rent	39,424	40,548
Deferred compensation liability	1,281	1,105
Income taxes payable	844	837
Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, no par value; 150,000,000 shares authorized; 43,712,542 and 43,698,670 shares issued and outstanding at May 3, 2008 and February 2, 2008, respectively	112,824	111,873
Retained earnings	121,877	123,283
Accumulated other comprehensive loss	(128)	(3)

Total shareholders’ equity	234,573	235,153

Total liabilities and shareholders’ equity	$327,727	$332,101

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 3, 2008	May 5, 2007
Net sales	$158,978	$157,282
Cost of goods sold, including buying, distribution and occupancy costs	107,353	105,695

Gross margin	51,625	51,587
Selling, general and administrative expenses	54,313	53,404

Loss from operations	(2,688)	(1,817)
Interest income, net	374	506

Loss before benefit for income taxes	(2,314)	(1,311)
Benefit for income taxes	(908)	(502)

Net loss	$(1,406)	$(809)

Loss per share:
Basic and diluted	$(0.03)	$(0.02)

Shares used in computing loss per share:
Basic and diluted	43,717	44,245

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	May 3, 2008	May 5, 2007

OPERATING ACTIVITIES
Net loss	$(1,406)	$(809)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,935	9,930
Stock-based compensation	956	1,251
Loss on disposal of fixed assets	301	95
Impairment of long-lived assets	501	158
Deferred taxes	(401)	(637)
Gift card breakage	(227)	(170)
Changes in operating assets and liabilities:
Inventory	2,976	(1,194)
Prepaid expenses and other current assets	(2,382)	814
Deposits and other assets	(129)	(373)
Accounts payable	3,744	5,724
Accrued liabilities	(6,053)	(6,127)
Deferred rent	(1,124)	(557)
Income taxes payable	(176)	(5,168)

Net cash provided by operating activities	6,515	2,937
INVESTING ACTIVITIES
Purchases of property and equipment	(7,456)	(9,428)
Proceeds from sale of short- and long-term investments	25,572	22,300
Purchases of short- and long-term investments	(7,440)	(9,980)

Net cash provided by investing activities	10,676	2,892
FINANCING ACTIVITIES
Excess tax benefit from stock-based compensation	11	62
Proceeds from employee stock purchases and exercise of stock options	35	110

Net cash provided by financing activities	46	172

Increase in cash and cash equivalents	17,237	6,001
Cash and cash equivalents at beginning of year	16,391	3,910

Cash and cash equivalents at end of period	$33,628	$9,911

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$56	$—

Cash paid during the period for income taxes	$1,095	$5,687

See accompanying Notes to Condensed Consolidated Financial Statements.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Organization and Basis of Presentation

We are a shopping mall-based specialty retailer operating the Hot Topic and Torrid concepts. At Hot Topic, our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. Within pop culture, we believe music plays a primary and integral role in the minds, activities and preferences of our target customers. We have adopted strategies to focus on music and music/pop culture-oriented merchandise, return to a fundamentally regular price business, establish ourselves as a merchandise ‘item’ destination and continue to emphasize superior customer service. At Hot Topic, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items for young men and women principally between the ages of 12 and 22. At Torrid, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females principally between the ages of 15 and 29. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of the first quarter of fiscal 2008 (May 3, 2008, in the 52-week fiscal year ending January 31, 2009), we operated 686 Hot Topic stores throughout the United States and Puerto Rico, and 154 Torrid stores in 36 states. We also sell merchandise on two websites, www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. We have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

The information set forth in these financial statements is unaudited except for the February 2, 2008 consolidated balance sheet data. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board. Both incentive and non-statutory stock options granted by us under the 2006 Plan must carry an exercise price of at least 100% of the fair market value of the stock on the date of grant. Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 10 years. In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) the number of unallocated shares of common stock remaining available for issuance under the 1996 Plan as of June 13, 2006, (b) an additional 2,350,000 shares and (c) the number of shares subject to stock awards as of June 13, 2006 under the 1996 Plan pursuant to the terms of the 1996 Plan. As of May 3, 2008, 591,145 shares were available for future grants under the 2006 Plan. These available shares include stock options covering 450,000 shares previously granted to certain of our executive officers which, on December 10, 2007, were cancelled in exchange for a nominal payment to them of $1.00 each in the aggregate, thereby temporarily postponing the need to seek shareholder approval of an increase in the share reserve of the 2006 Plan. All awards to date under the 2006 Plan have been granted to our employees and none have been granted to consultants.

In March 2007, we granted restricted stock unit awards under the 2006 Plan and in March 2006, we granted restricted stock unit awards under the 1996 Plan to certain members of our management. None of these awards have vested and no shares have been issued pursuant to the grants. These 2007 and 2006 awards provide for the issuance of up to 576,000 and 454,000 shares of our common stock, respectively, net of forfeitures, with vesting and issuance contingent upon achieving performance goals for fiscal 2009 and 2008, respectively, based upon our operating income for those fiscal years; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent these performance goals are ultimately met. The market values of our common stock as of the 2007 and 2006 grant dates of these restricted stock unit awards were $11.31 and $13.90, respectively. Compensation expense for these awards is required to be recorded over the three-year terms of the awards, based on the market values as of the grant dates, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2009 and 2008. As of May 3, 2008, it is our best estimate that none of these awards will be earned at the end of each of the three-year terms. Thus, we have not recognized any compensation expense during the three months ended May 3, 2008 for these restricted stock unit awards.

In March 2008, we granted restricted stock unit awards under the 2006 Plan to certain members of our management. These grants were substantially similar to the restricted stock unit awards granted in March 2006 and March 2007. None of these awards have vested and no shares have been issued pursuant to the grants. These awards provide for the issuance of up to 414,000 shares of our common stock, with vesting and issuance contingent upon achieving performance goals for fiscal 2010 based upon our operating income for that fiscal year; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent these performance goals are ultimately met. The market value of our common stock as of the grant date of these restricted stock unit awards was $4.75. Compensation expense for these awards is required to be recorded over the three-year term of the awards, based on the market value as of the grant date, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2010. As of May 3, 2008, it is our best estimate that 50% of these awards, or 207,000 out of a possible 414,000, will be earned and will vest at the end of the three-year term. Thus, we have recognized $41,000 as compensation expense in the first quarter of fiscal 2008 for these restricted stock unit awards.

In June 2007, we granted non-employee directors 13,826 shares of restricted common stock under the 2006 Plan and in June 2006, we granted non-employee directors 11,842 shares of restricted common stock under the 1996 Plan. Restricted shares generally vest in the year subsequent to the grant year. All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board. The value of these grants is expensed over the vesting period. During the three months ended May 3, 2008, $39,000, all of which relates to the fiscal 2007 grant, was expensed. During the three months ended May 5, 2007, $39,000, all of which related to the fiscal 2006 grant, was expensed.

The following table summarizes stock options outstanding under all of our plans as of May 3, 2008, as well as activity through the first quarter then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 2, 2008	5,741,507	$14.07
Granted	1,023,500	$4.76
Exercised	(13,872)	$2.50
Forfeited or expired	(87,012)	$18.49

Outstanding at May 3, 2008	6,664,123	$12.63	6.57	$1,056

Exercisable at May 3, 2008	4,247,885	$14.71	5.12	$705

Cash proceeds, tax benefits and intrinsic values related to total stock options exercised during the three months ended May 3, 2008 and May 5, 2007 are provided in the following table (in thousands):

	Three Months Ended
	May 3, 2008	May 5, 2007
Proceeds from stock options exercised	$35	$49
Tax benefit related to stock options exercised	$11	$62
Intrinsic value of stock options exercised	$33	$154

In June 1996, the Board adopted the Employee Stock Purchase Plan, or the Stock Purchase Plan. The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees. All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan. Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 15% discount on shares purchased under the Stock Purchase Plan. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings have occurred every six months commencing January 1, 1997. At May 3, 2008, 1,030,837 shares could still be sold to employees under the Stock Purchase Plan. Compensation expense for the three months ended May 3, 2008 was $32,000, related to the fair value of the rights granted to participants under the Stock Purchase Plan at the beginning of the then-current offering.

Accounting for Stock-Based Compensation Expense

We compute stock-based compensation pursuant to Statement of Financial Accounting Standards, or SFAS, No. 123R “Share Based Payments,” or SFAS 123R.

The effect of recording stock-based compensation for the three months ended May 3, 2008 and May 5, 2007 was as follows:

	Three Months Ended
	May 3, 2008	May 5, 2007
Stock-based compensation by type of award:
Employee stock options and awards	$882,841	$924,557
Restricted stock units	40,969	282,750
Employee stock purchase plan	31,796	43,296

Total stock-based compensation expense	$955,606	$1,250,603
Tax effect on stock-based compensation expense	(340,624)	(421,588)

Net effect on net loss	$614,982	$829,015

Effect on loss per share:
Basic and diluted	$(0.01)	$(0.02)

For the three months ended May 3, 2008 and May 5, 2007, $201,000 and $209,000, respectively, of stock and equity awards compensation expense was recorded as a component of cost of goods sold and the remainder, $755,000 and $1,042,000, respectively, was charged to selling, general and administrative expense.

As of May 3, 2008 and May 5, 2007, we had $9.4 million and $10.8 million, respectively, of unrecognized expense related to non-vested stock option grants, which are expected to be recognized over weighted average periods of 3.12 years and 3.39 years, respectively.

As of May 3, 2008 and May 5, 2007, we had $13,000 each year of unrecognized expense related to restricted stock grants, which are expected to be recognized over weighted average periods of 0.12 years and 0.11 years, respectively.

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

The following weighted average assumptions were used for stock options granted:

	Three Months Ended
	May 3, 2008	May 5, 2007
Risk free interest rate	3%	5%
Expected life	5 years	5 years
Expected volatility	44%	47%
Expected dividend yield	0%	0%
Weighted average fair value at grant date	$2.06	$5.39

NOTE 3. Earnings Per Share

We compute earnings or loss per share pursuant to SFAS No. 128 “Earnings Per Share.” Basic earnings or loss per share is computed by dividing net income or net loss, respectively, by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. Options to purchase 5,789,286 and 5,097,943 shares of common stock were outstanding at May 3, 2008 and May 5, 2007, respectively. The calculation of dilutive shares also excludes the restricted stock unit awards covering 414,000, 576,000 and 454,000 shares, net of forfeitures, granted to certain members of our management in March 2008, March 2007 and March 2006, respectively, as the issuance of the underlying shares is contingent upon achieving certain performance goals in fiscal 2010, 2009 and 2008, respectively.

A reconciliation of the numerator and denominator of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	May 3, 2008	May 5, 2007
Basic and diluted loss computation:
Numerator	$(1,406)	$(809)
Denominator:
Weighted average common shares outstanding	43,717	44,245
Basic and diluted loss per share	$(0.03)	$(0.02)

NOTE 4. Investments in Marketable Securities

Our short-term investments have maturities in excess of three months and consist of interest-bearing variable rate securities that are backed by government bonds. They are classified as short-term and are accounted for as available for sale. As of May 3, 2008, short-term investments were $8.3 million, and the associated unrealized losses during the first quarter of fiscal 2008 of $53,000 have been recorded in accumulated other comprehensive income, or OCI, reflected in the shareholders’ equity section of the consolidated balance sheet.

Our remaining investments are in AAA/Aaa rated auction rate securities with maturities that range from 25 to 32 years and with interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. They are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education. Negative market conditions during, and subsequent to, the first quarter of fiscal 2008 continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions representing the auction rate securities we hold. Securities submitted for sale in those auctions exceeds the amount of bids.

While we have continued to earn and receive interest on our auction rate securities at the maximum contractual rate through the date of this report, we concluded that their estimated fair value no longer approximates par value as of the end of the first quarter of fiscal 2008. Refer to NOTE 7 – Fair Value Measurements for discussion on how we determined the fair value of our investment in auction rate securities. As of May 3, 2008 and February 2, 2008, the fair value of our auction rate securities was $10.3 million and $21.2 million, respectively. The decrease represents a $10.8 million liquidation and a slight decline in fair value of $0.1 million from February 2, 2008. This decline is deemed temporary as we have the intent and ability to hold these investments until anticipated full or substantial recovery in fair value occurs. Accordingly, we have recorded an unrealized loss of $0.1 million in OCI reflected in the shareholders’ equity section of the consolidated balance sheet.

In addition, during the first quarter of fiscal 2008, we reclassified all $10.3 million of our auction rate securities from current assets to non-current assets on our consolidated balance sheet, as we do not expect them to successfully auction and recover their full or par value within the next 12 months.

NOTE 5. Comprehensive Loss

Comprehensive loss for the three months ended May 3, 2008 and May 5, 2007 is as follows (in thousands):

	Three Months Ended
	May 3, 2008	May 5, 2007
Comprehensive loss
Net loss	$(1,406)	$(809)
Unrealized loss on marketable securities	(125)	—

Total comprehensive loss	$(1,531)	$(809)

The tax benefit on the unrealized loss on marketable securities for the three months ended May 3, 2008 was not material.

NOTE 6. Impact of Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an Amendment of FASB Statement No. 115,” or SFAS 159. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is not applicable to us.

NOTE 7. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” or SFAS 157. We adopted SFAS 157 on February 3, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. For nonfinancial assets and liabilities measured at fair value on a non-recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the impact the adoption of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis may have on our financial condition or results of operations.

Although the adoption of SFAS 157 did not materially impact our financial condition or results of operations, we are required to provide additional disclosures within our condensed consolidated financial statements. SFAS 157 establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. It also defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Financial assets and liabilities measured at fair value on a recurring basis as of May 3, 2008 consisted of the following (in thousands):

	Balance at May 3, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities (available for sale)	$8,305	$8,305	$—	$—
Auction rate securities (non-current)	10,328	—	—	10,328

Total assets	$18,633	$8,305	$—	$10,328

Liabilities:
Deferred compensation plan (non-current)	$1,281	$1,281	$—	$—

The fair value of our short-term marketable securities and deferred compensation plan liability is determined based on quoted prices of identical assets that are trading in active markets. The deferred compensation plan liability represents the amount that would be earned by participants if the funds were invested in securities traded in active markets. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities is determined based on a valuation model prepared by the broker-dealer that holds these securities on our behalf. We have reviewed and found reasonable the valuation model and methodologies used by the broker-dealer. The model values the securities by estimating the present value of future principal and interest payments discounted at rates considered to reflect current market conditions. Assumptions used in the valuation include those made about the liquidity horizon, or period of time expected, before the securities are successfully auctioned; coupon rates; weighted average cost of capital; and holding spreads and yields. Other factors that impact our valuation include changes to credit ratings of our auction rate securities as well as to the underlying assets supporting these securities and the ongoing strength and quality of the credit markets. Our valuation is subject to uncertainties that are difficult to predict and could change significantly based on future market conditions.

The activity of our auction rate securities through the first quarter of fiscal 2008, whose fair value was measured using Level 3 inputs, is summarized below (in thousands):

	Current	Non-current
Carrying value as of February 2, 2008	$21,190	$—
Settlements	(10,790)	—
Total losses
Included in earnings	—	—
Included in other comprehensive income	(72)	—
Transfers between current and non-current	(10,328)	10,328

Carrying value as of May 3, 2008	$—	$10,328

NOTE 8. Deferred Compensation Plan

In August 2006, we adopted the Hot Topic, Inc. Management Deferred Compensation Plan, or the Deferred Compensation Plan, for the purpose of providing highly compensated employees and members of our Board a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan. As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held within a ‘rabbi trust’ on our consolidated balance sheets. We do not currently contribute to the plan. As of May 3, 2008, assets and associated liabilities of the Deferred Compensation Plan were $1,271,000 and $1,281,000, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheet. As of May 5, 2007, assets and associated liabilities of the Deferred Compensation Plan were $718,000 and $762,000, respectively.

NOTE 9. Valuation of Long-Lived Assets

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

In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow so as not to trigger impairment charges, material changes in results could result in future impairment charges. For the three months ended May 3, 2008 and May 5, 2007, we recorded impairment charges of $501,000 and $158,000, respectively, which is included in selling, general and administrative expenses in our consolidated statements of operations.

NOTE 10. Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million that will expire on August 1, 2008. Letters of credit are issued under the credit agreement, which are primarily used for inventory purchases. There were no letters of credit outstanding at May 3, 2008.

NOTE 11. Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” or FIN 48. FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions. On February 4, 2007, we adopted the provisions of FIN 48. Differences between the amount recognized in our condensed consolidated financial statements prior to the adoption of FIN 48 and the amounts reported as a result of adoption were accounted for as a cumulative effect adjustment recorded to our February 4, 2007 beginning retained earnings balance. The adoption of FIN 48 decreased our February 4, 2007 balance of retained earnings and increased our liability for unrecognized tax benefits by $0.8 million, of which $0.1 million, net of federal benefit, related to interest and $0.1 million related to penalties. As of the adoption date, the total liability for income tax associated with unrecognized tax benefits was $2.0 million, ($1.3 million, net of federal benefit). Additionally, interest was $0.2 million, ($0.1 million, net of federal benefit) and penalties were $0.1 million.

As of May 3, 2008 and February 2, 2008, the liability for income tax associated with unrecognized tax benefits remained the same at $2.7 million ($1.8 million, net of federal benefit), of which $0.5 million ($0.4 million, net of federal benefit) related to interest and penalties. Our effective tax rate will be affected by any portion of this liability we may recognize.

We believe that it is reasonably possible that $1.1 million ($0.7 million, net of federal benefit) of our liability for unrecognized tax benefits and $0.3 million ($0.2 million, net of federal benefit) of associated interest and penalties may be recognized in the next 12 months due to the settlement of audits and the expiration of statutes of limitations. As such, we have classified this amount as a current liability.

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits in tax expense. Tax expense during the first quarter of fiscal 2008 and 2007 related to interest and penalties was not material for both periods.

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by these sections. These statements include, for example, statements regarding our expectations, beliefs, intentions or strategies regarding the future, such as the extent and timing of future revenues and expenses and customer demand, other expected financial results and information, remodeling, relocating and closing of existing stores, new store openings and new store concepts. All forward-looking statements included in this report are based on information available to us as of the date of this report. We will not necessarily update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied. Risks, uncertainties and other factors related to us are located, among other places, in this Part I, Item 2 and in Part II, Item 1A under the caption “Risk Factors.”

OVERVIEW

We are a shopping mall-based specialty retailer operating the Hot Topic and Torrid concepts. At Hot Topic, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items for young men and women principally between the ages of 12 and 22. At our Torrid stores, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females principally between the ages of 15 and 29. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. We also sell merchandise on two websites, www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. We have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

At Hot Topic, our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. Within pop culture, we believe music plays a primary and integral role in the minds, activities and preferences of our target customers. We are committed to successfully implementing our comprehensive music strategy which was developed in early fiscal 2007 and encompasses a focus on the in-store music experience as well as a stronger online presence to support the incorporation of digital music into our product offerings. We have also adopted strategies to focus on music/pop culture-oriented merchandise, return to a fundamentally regular price business, establish ourselves as a merchandise ‘item’ destination and continue to emphasize superior customer service.

Our Torrid division focuses on fashion forward apparel and accessories for plus-size women. Our target customers have a youthful attitude and desire to reflect current fashion trends in their dress. Elements of Torrid’s business strategy include focusing on current fashion trends, listening to the customer and emphasizing customer service and the in-store experience. We believe that we continue to make significant progress in the development of our Torrid brand. Consistent marketing, growth of our loyalty program, divastyle®, in-store operational improvements and refocusing the assortment to more correctly reflect our customers’ attitudes and preferences are all factors that we believe contribute to the growth of the brand.

At the end of the first quarter of fiscal 2008 (May 3, 2008, in the 52-week fiscal year ending January 31, 2009), comparable store sales were down 2.8%, consisting of a Hot Topic division comparable store sales decrease of 3.0% and a Torrid division comparable store sales decrease of 2.0%, as compared to the end of the first quarter of fiscal 2007. The music category experienced comparable improvement during the quarter as our strategy to focus on music and licensed tees continued to gain traction. Sales in the Hot Topic division’s accessory category were down slightly during the quarter primarily due to declines in costume jewelry, shoes and licensed accessories; however there was significant comparable improvement in body jewelry, leather and intimate apparel. The comparable store sales decrease at our Torrid division was mainly due to declines in apparel, particularly in novelty and fashion tops and pants/shorts, offset by increases in dresses, seasonal items and sweaters.

At the end of the first quarter of fiscal 2008, we operated 686 Hot Topic stores throughout the United States and Puerto Rico, and 154 Torrid stores in 36 states compared to 695 Hot Topic stores and 131 Torrid stores at the end of the first quarter of fiscal 2007. During the first quarter of fiscal 2008, we opened four new Torrid stores, and closed four Hot Topic stores and one Torrid store. We also remodeled or relocated seven Hot Topic stores during the quarter; one of these remodels or relocations saw the store’s square footage change by over 15%. We currently anticipate opening approximately 15 new stores, consisting of four new Hot Topic stores and 11 new Torrid stores, during fiscal 2008. We also plan to remodel or relocate approximately 15 to 20 existing Hot Topic stores and plan to close approximately 17 Hot Topic stores and up to five Torrid stores in fiscal 2008. We believe that a measured store growth will allow us to better focus on our existing merchandising strategies. We are committed to identifying the best store locations and negotiating the most favorable lease terms in order to attain this goal.

We operate on a 52- or 53-week fiscal year, which ends on the Saturday nearest to January 31. Fiscal 2009 (ending January 30, 2010) and 2008 are 52-week fiscal years, as was fiscal 2007, while fiscal 2006 was a 53-week fiscal year.

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

RESULTS OF OPERATIONS

Three Months Ended May 3, 2008 Compared to the Three Months Ended May 5, 2007

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales. The discussion that follows should be read in conjunction with this table:

For the three months ended:	May 3, 2008		May 5, 2007
Net sales	100.0%		100.0%
Cost of goods sold, including buying, distribution and occupancy costs	67.5		67.2

Gross margin	32.5		32.8
Selling, general and administrative expenses	34.2		34.0

Loss from operations	(1.7)		(1.2)
Interest and other income, net	0.2		0.3

Loss before benefit for income taxes	(1.5)		(0.9)
Benefit for income taxes	(0.6)		(0.3)

Net loss	(0.9	) %	(0.6	) %

Net sales increased $1.7 million, or 1.1%, to $159.0 million during the first quarter of fiscal 2008 from $157.3 million during the first quarter of fiscal 2007. The components of this $1.7 million increase in net sales are as follows:

Amount (millions)	Description
$4.9	Increase in net sales from new Torrid stores opened since the first quarter of the prior year and Torrid stores not yet qualifying as comparable stores.

1.4	Increase in Internet sales (hottopic.com and torrid.com).

1.1	Increase in net sales from new Hot Topic stores opened since the first quarter of the prior year and Hot Topic stores not yet qualifying as comparable stores.

0.3	Increase in net sales from seven expanded or relocated Hot Topic stores, not yet qualifying as comparable stores.

(2.0)	Decrease in net sales due to the closure of four Hot Topic stores and one Torrid store during the first quarter of fiscal 2008.

(4.0)	Decrease in comparable store net sales in the first quarter of fiscal 2008 compared to the corresponding period from the previous fiscal year.

$1.7	Total

At the end of the first quarter of fiscal 2008, 636 of the 686 Hot Topic stores were included in the comparable store base, compared to 616 of the 695 stores open at the end of the first quarter of fiscal 2007. At the end of the first quarter of fiscal 2008, 127 of the 154 Torrid stores were included in the comparable store base, compared to 119 of the 131 stores open at the end of the first quarter of fiscal 2007. Sales of our Hot Topic division’s apparel including tee-shirts, as a percentage of total net sales, remained the same at 56% during the first quarter of fiscal 2008 and fiscal 2007.

Gross margin remained the same at $51.6 million during the first quarter of fiscal 2008 and fiscal 2007. As a percentage of net sales, gross margin decreased to 32.5% during the first quarter of fiscal 2008 from 32.8% in the first quarter of fiscal 2007. The significant components of this 0.3% decrease in gross margin as a percentage of net sales are as follows:

%	Description
(0.4)	Increase in store occupancy expense, primarily due to deleveraging store expenses over lower comparable store sales and the higher costs from relocating and remodeling seven Hot Topic stores.

(0.1)	Decrease in merchandise margin primarily due to higher markdowns and slightly higher freight partially offset by higher realized initial markups.

(0.1)	Increase in buying costs due to higher payroll expenses.

0.3	Decrease in distribution expenses primarily due to lower freight expenses to the stores and lower outside temporary personnel expenses as a result of productivity improvements.

(0.3)%	Total

Selling, general and administrative expenses increased $0.9 million, or 1.7%, to $54.3 million during the first quarter of fiscal 2008 compared to $53.4 million during the first quarter of fiscal 2007. The total dollar increase in selling, general and administrative expenses was attributable to increased general and administrative payroll costs; an increase in the impairment and disposal of fixed assets; and additional payroll and other expenses required to support an increase in the number of retail stores from the end of the first quarter of fiscal 2007 to the end of the fist quarter of fiscal 2008. As a percentage of net sales, selling, general and administrative expenses increased to 34.2% in the first quarter of fiscal 2008 compared to 34.0% in the first quarter of fiscal 2007. The significant components of the 0.2% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
0.4	Increase in impairment and loss on disposal of fixed assets.

0.3	Increase in other general and administrative expense mainly due to increased payroll expenses.

(0.1)	Decrease in marketing expenses primarily due to declines in signage.

(0.1)	Decrease in other store expenses primarily due to savings related to the reduced telecommunication costs, partially offset by an increase in store supplies.

(0.1)	Decrease in non-cash stock-based compensation expense primarily due to reduced expense related to restricted stock unit awards.

(0.2)	Decrease in depreciation and amortization primarily due to a decrease in depreciation expense of computer hardware and software.

0.2%	Total

Loss from operations increased $0.9 million to $2.7 million during the first quarter of fiscal 2008 from $1.8 million during the first quarter of fiscal 2007. As a percentage of net sales, loss from operations was 1.7% in the first quarter of fiscal 2008 compared to 1.2% in the first quarter of fiscal 2007.

Net interest income as a percentage of sales was 0.2% in the first quarter of fiscal 2008 compared to 0.3% in the first quarter of fiscal 2007.

Benefit for income taxes was $0.9 million for the first quarter of fiscal 2008 compared to $0.5 million for the first quarter of fiscal 2007. The effective tax rate was 39.2% for the first quarter of fiscal 2008 compared to 38.3% for the first quarter of fiscal 2007. The increase in the effective tax rate was due to an increase in state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

Historically and during the first quarter of fiscal 2008, our primary uses of cash have been to purchase merchandise inventories and finance store relocations, remodels and to a lesser extent recently, store openings. In the past we have also made periodic repurchases of our common stock. During the first quarter of fiscal 2008 and consistent with recent years, we satisfied our cash requirements principally from cash flows from operations. We also maintain a $5.0 million unsecured credit agreement for issuing letters of credit for inventory purchases. There were no letters of credit outstanding at May 3, 2008. Cash, cash equivalents and short- and long-term investments held by us were $52.3 million and $53.3 million as of May 3, 2008 and February 2, 2008. We believe our current cash balances and cash generated from operations will be sufficient to fund our operations through at least the next 12 months.

Our short-term investments consist of interest-bearing variable rate securities, are backed by government bonds, have maturities in excess of three months and are accounted for as available for sale. As of May 3, 2008, our short-term investments were $8.3 million. Our remaining investments are in AAA/Aaa rated auction rate securities that are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education. Our auction rate floating securities are debt instruments with maturities that range from 25 to 32 years and with interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold and historically has provided a liquid market for them. Negative market conditions during, and subsequent to, the first quarter of fiscal 2008 continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities at the maximum contractual rate through the date of this report, we concluded that their estimated fair value no longer approximates par value as of the end of the first quarter of fiscal 2008. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities is determined based on the valuation model prepared by the broker-dealer that holds these securities on our behalf. We have reviewed and found reasonable the valuation model and methodologies used by the broker-dealer.

As of May 3, 2008 and February 2, 2008, the fair value of our auction rate securities was $10.3 million and $21.2 million, respectively. The decrease represents a $10.8 million liquidation and a slight decline in fair value of $0.1 million from February 2, 2008. This decline is deemed temporary as we have the intent and ability to hold these investments until anticipated full or substantial recovery in fair value occurs. Accordingly, we have recorded an unrealized loss of $0.1 million in accumulated other comprehensive income reflected in the shareholders’ equity section of the consolidated balance sheet. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, during the first quarter of fiscal 2008, we reclassified all $10.3 million of our auction rate securities from current assets to non-current assets on our consolidated balance sheet, as we do not expect them to successfully auction and recover their full or par value within the next 12 months.

While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Net cash flows provided by operating activities were $6.5 million in the first three months of fiscal 2008 compared to $2.9 million in the first three months of fiscal 2007. The $3.6 million increase in cash flows from operating activities in the first three months of fiscal 2008 compared to the first three months of fiscal 2007 was primarily attributable to a relative increase in income tax payable and a decrease in inventory, partially offset by a relative decrease in accounts payable and deferred rent and increases in prepaid expenses and other current assets.

Net cash flows provided by investing activities were $10.7 million in the first three months of fiscal 2008 compared to $2.9 million in the first three months of fiscal 2007. The $7.8 million increase in the first three months of fiscal 2008 compared to the first three months of fiscal 2007 was primarily attributable to a $5.8 million increase in proceeds from the sale of short- and long-term investments, net of purchases, and a $2.0 million decrease in purchases of property and equipment.

Net cash flows provided by financing activities were $46,000 in the first three months of fiscal 2008 compared to $172,000 in the first three months of fiscal 2007. The $126,000 decrease in cash flows provided by financing activities in the first three months of fiscal 2008 compared to the first three months of fiscal 2007 resulted from decreases in proceeds from the exercise of stock options and employee stock purchases, as well as a decrease in excess tax benefit from stock-based compensation.

The following table summarizes our contractual obligations as of May 3, 2008, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period (in thousands)
Contractual obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating leases	$364,421	$58,856	$110,442	$92,906	$102,217
Purchase obligations	60,795	60,795	—	—	—
Letters of credit and other obligations	1,253	1,253	—	—	—
Income tax audit settlements¹	713	713	—	—	—

Total contractual obligations	$427,182	$121,617	$110,442	$92,906	$102,217

(1)	The $0.7 million of income tax audit settlements are gross unrecognized tax benefits as determined under Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”, for which the statutes of limitations are expected to expire in fiscal 2008; and for final settlement in fiscal 2008 of certain open audits. Due to the uncertainty regarding the timing of future cash outflows associated with other non-current unrecognized tax benefits of $0.7 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amount in the contractual obligations table above.

We anticipate we will spend approximately $24 to $26 million on capital expenditures in fiscal 2008, including approximately $15 to $17 million for stores, $6 million for computer hardware and software and approximately $3 million to improve our Internet sites. The $15 to $17 million for stores is expected to be primarily used for the construction of approximately four new Hot Topic stores and 11 new Torrid stores and to remodel or relocate approximately 15 to 20 existing Hot Topic stores.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related primarily to inventories, long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a further discussion about the application of these and other accounting policies, refer to the notes included in our Annual Report on Form 10-K for the year ended February 2, 2008.

Inventories: Inventories are valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. Under the retail method, inventory is stated at its current retail selling value and then is converted to a cost basis by applying an average cost factor that represents the average cost-to-retail ratio based on beginning inventory and the purchase activity for the month. Throughout the year, we review our inventory levels in order to identify slow-moving merchandise and use permanent markdowns to sell through selected merchandise. We record a charge to cost of goods sold for permanent markdowns. Inherent in the retail method are certain significant management judgments and estimates including initial merchandise markup, future sales, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. To the extent our estimated markdowns at period-end prove to be insufficient, additional future markdowns will need to be recorded. Physical inventories are conducted during the year to determine actual inventory on hand and shrinkage. We accrue our estimated inventory shrinkage for the period between the last physical count and current balance sheet date. Thus, the difference between actual and estimated shrink amounts may cause fluctuations in quarterly results, but not for the fiscal year results.

Valuation of Long-Lived Assets: In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges.

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

Stock-Based Payments: We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized over the requisite service periods of the awards. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life, price volatility of the underlying stock, risk free interest rate and expected dividend rate. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R, “Share Based Payments,” or SFAS 123R, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

We adopted the provisions of FIN 48 on February 4, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

We include interest and penalties related to uncertain tax positions in income tax expense.

INFLATION

We do not believe that inflation has had a material adverse effect on our net sales or results of operations. However, we cannot assure that our business will not be affected by inflation in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are not a party to any derivative financial instruments. Our exposure to market risk primarily relates to changes in interest rates on our investments with maturities of less than three months (which are considered to be cash and cash equivalents) and short- and long-term investments with maturities in excess of three months. A 100 basis point change in interest rates over a three or 12 month period would not have a material impact on the fair value of our investment portfolio as of May 3, 2008.

We hold investments in AAA/Aaa rated auction rate securities that are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education. Our auction rate floating securities are debt instruments with maturities that range from 25 to 32 years and interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold, and historically has provided a liquid market for them. Negative market conditions during, and subsequent to, the first quarter of fiscal 2008 continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities at the maximum contractual rate through the date of this report, we concluded that their estimated fair value no longer approximates par value as of the end of the first quarter of fiscal 2008. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities is determined based on the valuation model prepared by the broker-dealer that holds these securities on our behalf. We have reviewed and found reasonable the valuation model and methodologies used by the broker-dealer.

As of May 3, 2008 and February 2, 2008, the fair value of our auction rate securities was $10.3 million and $21.2 million, respectively. The decrease represents a $10.8 million liquidation and a slight decline in fair value of $0.1 million from February 2, 2008. This decline is deemed temporary as we have the intent and ability to hold these investments until anticipated full or substantial recovery in fair value occurs. Accordingly, we have recorded an unrealized loss of $0.1 million in accumulated other comprehensive income reflected in the shareholders’ equity section of the consolidated balance sheet. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, during the first quarter of fiscal 2008, we reclassified all $10.3 million of our auction rate securities from current assets to non-current assets on our consolidated balance sheet, as we do not expect them to successfully auction and recover their full or par value within the next 12 months.

While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Item 4.	Controls and Procedures

Our management maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.

We have carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our most recent fiscal quarter. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of the end of our most recent fiscal quarter. There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in matters of litigation that arise in the ordinary course of business. We do not currently believe that litigation in which we are currently involved will have a material adverse effect on our overall financial condition.

Item 1A.	Risk Factors

CERTAIN RISKS RELATED TO OUR BUSINESS

Before deciding to invest in Hot Topic, Inc. or to maintain or increase an investment in Hot Topic, Inc., readers should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The risks described below are not the only risks we face. Additional risks that are not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks actually occur, our business, financial condition and results of operations could be seriously harmed, and our stock price could decline. The risks described below include certain revisions to the risks set forth in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Our strategy of remodeling, relocating or closing existing stores may not achieve its anticipated benefits and opening new stores could create challenges we may not be able to adequately meet.

Prior to fiscal 2007, our net sales grew primarily as a result of the opening of new stores and, to a lesser extent, the introduction of new products. We intend to evolve our existing business by remodeling, relocating or closing certain existing stores and to continue to open and operate new stores for the foreseeable future. We plan to remodel or relocate approximately 15 to 20 existing Hot Topic stores and plan to close approximately 17 Hot Topic stores and up to five Torrid stores in fiscal 2008. We also currently anticipate opening approximately four new Hot Topic stores and approximately 11 new Torrid stores during fiscal 2008.

Our future operating results will depend substantially upon our ability to successfully maintain our existing store base, open and operate new stores and to improve the performance of our remodeled and relocated stores. Operation of a greater number of new stores, moving or expanding store locations and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by us in our existing stores and markets. There can be no assurance that our strategy will not adversely affect the individual financial performance of our existing stores or our overall results of operations. As the number of our stores increases, we may face risks associated with market saturation of our products and concepts.

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

Since our inception, we have expanded our business to include our Torrid concept in addition to our historical Hot Topic concept. We intend to implement a digital music concept called ShockHound and may implement other new concepts in the future. Starting and operating new concepts presents new and challenging risks and uncertainties, including, among others, unanticipated operational problems; lack of experience; lack of customer acceptance; new vendor relationships; competition from existing and new retailers and diversion of management’s attention from our existing concepts.

ShockHound, the digital music concept that we intend to implement, will be subject to the general risks for new concepts described above as well as its own particular risks and uncertainties, such as risks related to obtaining access to third party digital content and maintaining adequate information technology and data security systems. The digital music concept we intend to implement would face substantial competition from companies such as RealNetworks, Inc. and Apple Inc. that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships. We would also have to compete with illegitimate ways to obtain digital content. Some current and potential competitors have substantial resources and experience, and they may be able to provide such digital services at little or no profit or even at a loss. We cannot assure you that we will be able to provide services that effectively compete. Also, this new concept would require us to contract with third parties to offer their digital content through our digital music concept, and we would pay substantial fees to obtain the rights to this content. Typically, licensing arrangements with these third parties are short-term and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers currently, or may in the future, offer competing products and services and could take action to make it more difficult or impossible for us to license their content in the future. Other content owners, providers or distributors may seek to limit our access to, or increase the total cost of, such content. If we were unable to offer a wide variety of content at reasonable prices with acceptable usage rules, or to expand our geographic reach, our financial condition and operating results could be materially adversely affected.

We may not be able to maintain good relationships with shopping mall operators which could hinder our ability to expand to certain sites or offer certain products.

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

A variety of factors affect our comparable store sales including, among others, the timing of new music releases and music/pop culture-related products; music and fashion trends; the general retail sales environment and the effect of the overall economic environment; our ability to efficiently source and distribute products; changes in our merchandise mix; ability to attain exclusivity and certain pop culture-related licenses; competition from other retailers; opening of new stores in existing markets and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that they will continue to fluctuate. Our comparable store sales results were (2.8%) for the first quarter of fiscal 2008. The following table shows our comparable store sales results for other recent periods:

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

Our profitability could be adversely affected by high petroleum prices.

The profitability of our business depends to a certain degree upon the price of petroleum products, both as a component of the transportation costs for delivery of inventory from our vendors to our stores and as a raw material used in the production of our merchandise. Petroleum prices have recently risen to historic or near historic highs. We are unable to predict what the price of crude oil and the resulting petroleum products will be in the future. We may be unable to pass along to our customers the increased costs that would result from higher petroleum prices. Therefore, any such increase could have a material adverse impact on our business and profitability.

Continued negative conditions in the global capital and credit markets may materially impair the liquidity of a portion of our investment portfolio.

We hold investments in AAA/Aaa rated auction rate securities that are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education. Negative market conditions during, and subsequent to, the first quarter of fiscal 2008 continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities at the maximum contractual rate through the date of this report, we concluded that their estimated fair value no longer approximates par value as of the end of the first quarter of fiscal 2008. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities is determined based on the valuation model prepared by the broker-dealer that holds these securities on our behalf. We have reviewed and found reasonable the valuation model and methodologies used by the broker-dealer.

As of May 3, 2008 and February 2, 2008, the fair value of our auction rate securities was $10.3 million and $21.2 million, respectively. The decrease represents a $10.8 million liquidation and a slight decline in fair value of $0.1 million from February 2, 2008. This decline is deemed temporary as we have the intent and ability to hold these investments until anticipated full or substantial recovery in fair value occurs. Accordingly, we have recorded an unrealized loss of $0.1 million in accumulated other comprehensive income reflected in the shareholders’ equity section of the consolidated balance sheet. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations.

Recording impairment charges for certain underperforming Hot Topic and Torrid stores may negatively impact our future financial condition or results of operations, and closing stores might not have a positive impact on our operating results.

Based on our review of certain underperforming stores, we recorded $0.5 million, $1.6 million and $3.4 million in impairment charges during the first three months of fiscal 2008, the full year fiscal 2007 and the full year fiscal 2006, respectively. There can be no assurance that we will not incur future impairment charges for underperforming stores, which could have a significant negative impact on our operating results. In addition, we closed five stores during the first quarter of fiscal 2008, consisting of four Hot Topic stores and one Torrid store. Although the stores that closed during the first quarter of fiscal 2008 had been underperforming as compared with our other Hot Topic and Torrid stores, there is no assurance these store closures will have a significant positive impact on our operating results. We expect to close approximately 17 Hot Topic stores and up to five Torrid stores in fiscal 2008. We also expect to identify and close additional underperforming stores in the future, which also could adversely affect our operating results.

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

Over the past several years, we have made improvements to existing hardware and software systems, as well as implemented new systems. For example, we have invested approximately $6 million dollars to enhance the functionality of our current Escalate software and to implement new financial and human resources systems software from Lawson Software. In addition, we invested approximately $10 million in the implementation of a new warehouse management software system, a new internet order management system, new customer loyalty software and merchandise planning software from JDA. We expect to significantly increase our reliance on these systems throughout fiscal 2008. If these information systems and software do not work effectively, we may experience delays or failures in our operations. These delays or failures may include, but are not limited to, processes related to our direct-to-retail obligations. These delays or failures could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. To manage growth of our operations and personnel, we will need to continue to improve our operational and financial systems, transaction processing and procedures and controls, and in doing so, we could incur substantial additional expenses.

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

We operate distribution centers in California and Tennessee, and as a result we face risks and uncertainties associated with achieving and maintaining operating efficiencies in two distribution centers that are located approximately 2,000 miles apart. Additionally, certain products we offer in our stores are imported and subject to delivery delays based on availability and port capacity.

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

The retail apparel and accessory industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified associates and management personnel. Our Hot Topic stores currently compete with street alternative stores located primarily in metropolitan areas; with other shopping mall-based teenage-focused retailers and their subsidiaries such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Anchor Blue, Charlotte Russe, Claire’s Stores, Inc., Forever 21, Pacific Sunwear of California, Inc., Spencer Gifts, Inc., H&M, The Buckle, Wet Seal, Inc., Urban Outfitters, Inc. and Zumiez, Inc.; and, to a lesser extent, with music stores such as Best Buy Co., Inc. and Borders Group, Inc, and mail order catalogs and websites. Torrid has additional competitors, such as Alloy, Inc., Charming Shoppes, Inc., Deb Shops, Delia’s Corp. and plus-size departments in department stores and discount stores as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid products. Some of our competitors are larger and may have greater financial, marketing and other resources. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices. Increased competition could have a material adverse effect on our business, results of operations and financial condition.

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

There are numerous regulatory requirements for public companies, including the provisions of the Sarbanes-Oxley Act of 2002. With regard to the Sarbanes-Oxley Act, we have and will continue to incur significant expense as we continue to address the implications of applicable rules and our operations relative thereto, and as we work to respond to and comply with applicable requirements. Section 404 of the Sarbanes-Oxley Act requires management to report on, and our independent auditors to attest to, our internal control over financial reporting. Compliance with these rules could also result in continued diversion of management’s time and attention, which could be disruptive to normal business operations.

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

We are involved from time to time with litigation and other claims against us. These arise primarily in the ordinary course of our business, and include employee claims, commercial disputes, intellectual property issues and product-oriented allegations. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Although we do not currently believe that the outcome of any current litigation and claims against us will have a material adverse effect on our overall financial condition, we have, in the past, incurred unexpected expense in connection with litigation matters. In the future, adverse settlements or resolutions may occur and negatively impact earnings, injunctions against us could have an adverse effect on our business by requiring us to do or prohibiting us from doing certain things, and other unexpected events could have a negative impact on us.

Item 6.	Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws, as amended. (2)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (1)

31.1	Certification, dated May 28, 2008, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated May 28, 2008, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated May 28, 2008, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc.
(Registrant)

Date: May 28, 2008	/s/ Elizabeth McLaughlin
Elizabeth McLaughlin
Chief Executive Officer
(Principal Executive Officer)

Date: May 28, 2008	/s/ James McGinty
James McGinty
Chief Financial Officer
(Principal Financial And Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws, as amended. (2)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (1)

31.1	Certification, dated May 28, 2008, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated May 28, 2008, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated May 28, 2008, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.