Form 10-Q
period 2008-08-02
HOT TOPIC INC /CA/
filed 2008-08-26
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 25, 2008 – 43,768,299 shares of common stock, no par value.

HOT TOPIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Hot Topic, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	August 2, 2008	February 2, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,276	$16,391
Short-term investments	7,376	36,890
Inventory	91,136	80,305
Prepaid expenses and other	18,281	14,698
Deferred tax assets	4,683	3,970

Total current assets	165,752	152,254
Property and equipment, net	164,690	171,931
Deposits and other	1,611	1,368
Long-term investments	10,246	—
Deferred tax assets	6,652	6,548

Total assets	$348,951	$332,101

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$36,611	$18,168
Accrued liabilities	34,875	35,123
Income taxes payable	984	1,167

Total current liabilities	72,470	54,458
Deferred rent	38,901	40,548
Deferred compensation liability	1,368	1,105
Income taxes payable	844	837
Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, no par value; 150,000,000 shares authorized; 43,765,299 and 43,698,670 shares issued and outstanding at August 2, 2008 and February 2, 2008, respectively	114,180	111,873
Retained earnings	121,427	123,283
Accumulated other comprehensive loss	(239)	(3)

Total shareholders’ equity	235,368	235,153

Total liabilities and shareholders’ equity	$348,951	$332,101

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales	$166,814	$161,684	$325,792	$318,966
Cost of goods sold, including buying, distribution and occupancy costs	111,246	110,728	218,599	216,422

Gross margin	55,568	50,956	107,193	102,544
Selling, general and administrative expenses	56,722	54,313	111,034	107,717

Loss from operations	(1,154)	(3,357)	(3,841)	(5,173)
Interest income, net	413	554	787	1,060

Loss before benefit for income taxes	(741)	(2,803)	(3,054)	(4,113)
Benefit for income taxes	(291)	(1,074)	(1,198)	(1,575)

Net loss	$(450)	$(1,729)	$(1,856)	$(2,538)

Loss per share:
Basic and diluted	$(0.01)	$(0.04)	$(0.04)	$(0.06)

Shares used in computing loss per share:
Basic and diluted	43,756	44,349	43,736	44,297

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	August 2, 2008	August 4, 2007
OPERATING ACTIVITIES
Net loss	$(1,856)	$(2,538)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,316	21,138
Stock-based compensation	2,030	2,067
Loss on disposal of fixed assets	317	118
Impairment of long-lived assets	665	403
Deferred taxes	(842)	(789)
Gift card breakage income	(381)	(289)
Changes in operating assets and liabilities:
Inventory	(10,831)	(19,647)
Prepaid expenses and other current assets	(3,583)	(838)
Deposits and other assets	(243)	(542)
Accounts payable	18,443	25,854
Accrued liabilities	486	(2,193)
Deferred rent	(1,648)	(1,299)
Income taxes payable	(176)	(5,168)

Net cash provided by operating activities	21,697	16,277
INVESTING ACTIVITIES
Purchases of property and equipment	(13,068)	(23,956)
Proceeds from sale of short- and long-term investments	26,472	41,965
Purchases of short- and long-term investments	(7,440)	(26,721)

Net cash provided by (used in) investing activities	5,964	(8,712)
FINANCING ACTIVITIES
Excess tax benefit from stock-based compensation	14	215
Proceeds from employee stock purchases and exercise of stock options	210	1,045

Net cash provided by financing activities	224	1,260

Increase in cash and cash equivalents	27,885	8,825
Cash and cash equivalents at beginning of year	16,391	3,910

Cash and cash equivalents at end of period	$44,276	$12,735

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$69	$4

Cash paid during the period for income taxes	$2,537	$6,338

See accompanying Notes to Condensed Consolidated Financial Statements.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Organization and Basis of Presentation

We are a shopping mall-based specialty retailer operating the Hot Topic and Torrid concepts. At Hot Topic, our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. Within pop culture, we believe music plays a primary and integral role in the minds, activities and preferences of our target customers and we are currently in the process of incorporating digital music into our product offerings. We expect that ShockHound, a one-stop, genre-spanning music website loaded with a vast selection of MP3s and band merchandise, the latest music videos, and exclusive editorial content, will launch in fiscal 2008. At Hot Topic, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items for young men and women principally between the ages of 12 and 22. At Torrid, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females principally between the ages of 15 and 29. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. At the end of the second quarter of fiscal 2008 (August 2, 2008, in the 52-week fiscal year ending January 31, 2009), we operated 684 Hot Topic stores throughout the United States and Puerto Rico, and 158 Torrid stores in 36 states. We also sell merchandise on two websites, www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. We have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

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

The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board. Both incentive and non-statutory stock options granted by us under the 2006 Plan must carry an exercise price of at least 100% of the fair market value of the stock on the date of grant. Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 10 years. In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) the number of unallocated shares of common stock remaining available for issuance under the 1996 Plan as of June 13, 2006, (b) an additional 2,350,000 shares and (c) the number of shares subject to stock awards as of June 13, 2006 under the 1996 Plan pursuant to the terms of the 1996 Plan. As of August 2, 2008, 788,566 shares were available for future grants under the 2006 Plan. All awards to date under the 2006 Plan have been granted to our employees and directors, and none have been granted to consultants.

In March 2007, we granted restricted stock unit awards under the 2006 Plan and in March 2006, we granted restricted stock unit awards under the 1996 Plan to certain members of our management. None of these awards have vested and no shares have been issued pursuant to the grants. These 2007 and 2006 awards provide for the issuance of up to 524,000 and 398,000 shares of our common stock, respectively, net of forfeitures, with vesting and issuance contingent upon achieving performance goals for fiscal 2009 and 2008, respectively, based upon our operating income for those fiscal years; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent these performance goals are ultimately met. The market values of our common stock as of the 2007 and 2006 grant dates of these restricted stock unit awards were $11.31 and $13.90, respectively. Compensation expense for these awards is required to be recorded over the three-year terms of the awards, based on the market values as of the grant dates, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2009 and 2008. As of August 2, 2008, it is our best estimate that none of these awards will be earned at the end of each of the three-year terms. Thus, we have not recognized any compensation expense during the three months and six months ended August 2, 2008 for these restricted stock unit awards.

In March 2008, we granted restricted stock unit awards under the 2006 Plan to certain members of our management. These grants were substantially similar to the restricted stock unit awards granted in March 2006 and March 2007. None of these awards have vested and no shares have been issued pursuant to the grants. These awards provide for the issuance of up to 390,000 shares of our common stock, net of forfeitures, with vesting and issuance contingent upon achieving performance goals for fiscal 2010 based upon our operating income for that fiscal year; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent these performance goals are ultimately met. The market value of our common stock as of the grant date of these restricted stock unit awards was $4.75. Compensation expense for these awards is required to be recorded over the three-year term of the awards, based on the market value as of the grant date, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2010. As of August 2, 2008, it is our best estimate that 50% of these awards, or 195,000 out of a possible 390,000, will be earned and will vest at the end of the three-year term. Thus, we have recognized $75,000 as compensation expense in the second quarter of fiscal 2008 for these restricted stock unit awards. In aggregate, we have recognized $116,000 as compensation expense during the six months ended August 2, 2008 for these restricted stock unit awards.

In June 2008, the Board reinstated our 1996 Non-Employee Directors’ Stock Option Plan, as a sufficient number of shares had been added back to its share reserve due to termination of unexercised awards in accordance with the provisions of this plan. Under this plan, we may grant and have granted stock options to non-employee directors. The exercise price of options granted under this plan shall be determined by the Board at the date of grant and shall not be lower than (i) 100% of the fair market value of our common stock on the date of grant for incentive stock options, (ii) 85% of the fair market value of our common stock on the date of grant for non-statutory stock options, and (iii) 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock. Unless the Board determines otherwise, options vest over four years and generally expire ten years from the date of grant. The total share reserve under this plan is 720,000 shares, of which as of August 2, 2008, 22,507 shares were available for future grants. No options under this plan have been granted to consultants.

In June 2008 and June 2007, we granted non-employee directors 25,748 and 13,826 shares of restricted common stock, respectively, under the 2006 Plan. Restricted shares generally vest in the year subsequent to the grant year. All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board. The value of these grants is expensed over the vesting period. During the three months ended August 2, 2008, $39,000, of which $13,000 relates to the fiscal 2007 grant, was expensed. During the three months ended August 4, 2007, $39,000, of which $13,000 relates to the fiscal 2006 grant, was expensed. During the six months ended August 2, 2008, $78,000, of which $52,000 related to the fiscal 2007 grant, was expensed. During the six months ended August 4, 2007, $78,000, of which $52,000 related to the fiscal 2006 grant, was expensed.

The following table summarizes stock options outstanding under all of our stock option plans as of August 2, 2008, as well as activity from the beginning of the fiscal year through the second quarter then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 2, 2008	5,741,507	$14.09
Granted	1,578,749	$4.97
Exercised	(15,872)	$2.52
Forfeited or expired	(580,692)	$8.45

Outstanding at August 2, 2008	6,723,692	$12.43	6.20	$2,864

Exercisable at August 2, 2008	4,387,334	$14.63	4.69	$1,155

Cash proceeds, tax benefits and intrinsic values related to total stock options exercised during the three months and six months ended August 2, 2008 and August 4, 2007 are provided in the following table (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Proceeds from stock options exercised	$5	$773	$40	$822
Tax benefit related to stock options exercised	$3	$154	$14	$215
Intrinsic value of stock options exercised	$7	$385	$40	$539

In June 1996, the Board adopted the Employee Stock Purchase Plan, or the Stock Purchase Plan. The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees. All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan. Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 15% discount on shares purchased under the Stock Purchase Plan. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings have occurred every six months commencing January 1, 1997. At August 2, 2008, 993,906 shares could still be sold to employees under the Stock Purchase Plan. Compensation expense for the three months and six months ended August 2, 2008 was $32,000 and $64,000, respectively, related to the fair value of the rights granted to participants under the Stock Purchase Plan at the beginning of the then-current offering.

Accounting for Stock-Based Compensation Expense

We compute stock-based compensation pursuant to Statement of Financial Accounting Standards, or SFAS, No. 123R “Share Based Payments,” or SFAS 123R.

The effect of recording stock-based compensation for the three months and six months ended August 2, 2008 and August 4, 2007 was as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Stock-based compensation by type of award:
Employee stock options and awards	$969	$897	$1,852	$1,822
Restricted stock units, net of adjustments	75	(71)	116	212
Employee stock purchase plan, net of adjustments	32	(9)	64	34

Total stock-based compensation expense	$1,076	$817	$2,032	$2,068
Tax effect on stock-based compensation expense	(396)	(307)	(737)	(729)

Net effect on net loss	$680	$510	$1,295	$1,339

Effect on loss per share:
Basic and diluted	$0.02	$0.01	$0.03	$0.03

For the three months ended August 2, 2008 and August 4, 2007, $178,000 and $176,000, respectively, of stock and equity awards compensation expense was recorded as a component of cost of goods sold and the remainder, $898,000 and $641,000, respectively, was charged to selling, general and administrative expense.

For the six months ended August 2, 2008 and August 4, 2007, $379,000 and $385,000, respectively, of stock and equity awards compensation expense was recorded as a component of cost of goods sold and the remainder, $1,653,000 and $1,683,000, respectively, was charged to selling, general and administrative expense.

As of August 2, 2008 and August 4, 2007, we had $8.5 million and $11.2 million, respectively, of unrecognized expense related to non-vested stock option grants, which are expected to be recognized over weighted average periods of 3.04 years and 3.24 years, respectively.

As of August 2, 2008 and August 4, 2007, we had $129,000 each year of unrecognized expense related to restricted stock grants, which are expected to be recognized over weighted average periods of 0.85 years and 0.86 years, respectively.

Calculation of Fair Value of Options

We use a Black-Scholes option valuation model to determine the fair value of stock-based compensation under SFAS 123R, consistent with that used by us previously for pro forma disclosures under SFAS No.123. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is generally no less than the option vesting period and is based on our historical experience. Expected volatility is based upon the historical volatility of our stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s expected life. We use a dividend yield of zero in the Black-Scholes option valuation model, as we do not anticipate paying cash dividends in the foreseeable future.

The following weighted average assumptions were used for stock options granted:

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Risk free interest rate	3%	5%	3%	5%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	46%	44%	45%	44%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value at grant date	$2.32	$5.27	$2.15	$5.38

NOTE 3. Earnings Per Share

We compute earnings or loss per share pursuant to SFAS No. 128 “Earnings Per Share.” Basic earnings or loss per share is computed by dividing net income or net loss, respectively, by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. For the three months ended August 2, 2008 and August 4, 2007, options to purchase 6,524,998 and 5,545,670 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding. For the six months ended August 2, 2008 and August 4, 2007, options to purchase 6,162,284 and 5,321,529 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding. The calculation of dilutive shares also excludes the restricted stock unit awards covering 390,000, 524,000 and 398,000 shares, net of forfeitures, granted to certain members of our management in March 2008, March 2007 and March 2006, respectively, as the issuance of the underlying shares is contingent upon achieving certain performance goals in fiscal 2010, 2009 and 2008, respectively.

A reconciliation of the numerator and denominator of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Basic and diluted loss computation:
Numerator	$(450)	$(1,729)	$(1,856)	$(2,538)
Denominator:
Weighted average common shares outstanding	43,756	44,349	43,736	44,297
Basic and diluted loss per share	$(0.01)	$(0.04)	$(0.04)	$(0.06)

NOTE 4. Investments in Marketable Securities

Our short-term investments have maturities in excess of three months and consist of interest-bearing variable rate securities that are backed by government bonds. They are classified as short-term and are accounted for as available for sale. As of August 2, 2008, short-term investments were $7.4 million, and the associated unrealized losses for the three months and six months ended August 2, 2008 of $29,000 and $82,000, respectively, have been recorded in accumulated other comprehensive income, or OCI, reflected in the shareholders’ equity section of the consolidated balance sheet.

Our remaining investments are in AAA/Aaa rated auction rate securities with maturities that range from 25 to 32 years and with interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. They are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education. Negative market conditions continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions representing the auction rate securities we hold. Securities submitted for sale in those auctions exceeds the amount of bids.

While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value as of the end of the second quarter of fiscal 2008. (Refer to NOTE 7 – Fair Value Measurements for discussion on how we determined the fair value of our investment in auction rate securities). As of August 2, 2008 and February 2, 2008, the fair value of our auction rate securities was $10.2 million and $21.2 million, respectively. The decrease represents a $10.8 million liquidation in the first quarter of fiscal 2008 and a slight decline in fair value of $0.2 million from February 2, 2008, of which $0.1 million relates to the second quarter of fiscal 2008. This $0.2 million decline is deemed temporary as we have the intent and ability to hold these investments until anticipated full or substantial recovery in fair value occurs. Accordingly, for the first six months of fiscal 2008, we have recorded an unrealized loss of $0.2 million in OCI reflected in the shareholders’ equity section of the consolidated balance sheet. Nonetheless, if uncertainties in the credit markets continue to deteriorate further, or there are any rating downgrades on any auction rate securities we hold, we may be required to recognize impairment charges against income.

During the first quarter of fiscal 2008, we reclassified all of our auction rate securities from current assets to non-current assets on our consolidated balance sheet, as we do not expect these securities to be successfully auctioned or recover their full or par value within the next 12 months.

NOTE 5. Comprehensive Loss

Comprehensive loss for the three months and six months ended August 2, 2008 and August 4, 2007 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Comprehensive loss
Net loss	$(450)	$(1,729)	$(1,856)	$(2,538)
Unrealized loss on marketable securities	(111)	—	(236)	—

Total comprehensive loss	$(561)	$(1,729)	$(2,092)	$(2,538)

The tax benefit on the unrealized loss on marketable securities for the three months and six months ended August 2, 2008 was not material.

NOTE 6. Impact of Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board, or FASB, ratified Emerging Issues Task Force, or EITF, Issue No. 08-3 “Accounting by Lessees for Nonrefundable Maintenance Deposits Under Lease Arrangements,” or EITF 08-3. EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits paid by a lessee to a lessor. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008 and is not applicable to us.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to impact our results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an Amendment of FASB Statement No. 115,” or SFAS 159. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is not applicable to us as we have not elected to use fair value measurements on any assets or liabilities under this statement.

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

Financial assets and liabilities measured at fair value on a recurring basis as of August 2, 2008 consisted of the following (in thousands):

	Balance at August 2, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities (available for sale)	$7,376	$7,376	$—	$—
Auction rate securities (non-current)	10,246	—	—	10,246

Total assets	$17,622	$7,376	$—	$10,246

Liabilities:
Deferred compensation plan (non-current)	$1,368	$1,368	$—	$—

The fair value of our short-term marketable securities and deferred compensation plan liability is determined based on quoted prices of identical assets that are trading in active markets. The deferred compensation plan liability represents the amount that would be earned by participants if the funds were invested in securities traded in active markets. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities was initially determined in the first quarter of fiscal 2008 based on a valuation model prepared by the broker-dealer that held these securities on our behalf. We reviewed and found reasonable the valuation model and methodologies used by the broker-dealer. In addition, we have updated the model using current assumptions as of the end of the second quarter of fiscal 2008. The model values the securities by estimating the present value of future principal and interest payments discounted at rates considered to reflect current market conditions. Assumptions used in the valuation include those made about the liquidity horizon, or period of time expected, before the securities are successfully auctioned; coupon rates; weighted average cost of capital; and holding spreads and yields. Other factors that impact our valuation include changes to credit ratings of our auction rate securities as well as to the underlying assets supporting these securities and the ongoing strength and quality of the credit markets. Our valuation is subject to uncertainties that are difficult to predict and could change significantly based on future market conditions.

The activity of our auction rate securities through the second quarter of fiscal 2008, whose fair value was measured using Level 3 inputs, is summarized below (in thousands):

	Current	Non-current
Carrying value as of February 2, 2008	$21,190	$—
Settlements*	(10,790)	—
Total losses
Included in earnings	—	—
Included in other comprehensive income**		(154)
Transfers between current and non-current*	(10,400)	10,400

Carrying value as of August 2, 2008	$—	$10,246

*	Settlements and transfers occurred during the first quarter of fiscal 2008

**	Temporary losses of $72,000 and $82,000 occurred during the first and second quarters of fiscal 2008, respectively

NOTE 8. Deferred Compensation Plan

In August 2006, we adopted the Hot Topic, Inc. Management Deferred Compensation Plan, or the Deferred Compensation Plan, for the purpose of providing highly compensated employees and members of our Board a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan. As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held within a ‘rabbi trust’ on our consolidated balance sheets. We do not currently contribute to the plan. As of August 2, 2008, assets and associated liabilities of the Deferred Compensation Plan were $1,384,000 and $1,368,000, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheet. As of August 4, 2007, assets and associated liabilities of the Deferred Compensation Plan were $889,000 and $890,000, respectively.

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

In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow so as not to trigger impairment charges, material changes in results could result in future impairment charges. For the three months and six months ended August 2, 2008, we recorded impairment charges of $163,000 and $664,000, respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations. For the three months and six months ended August 4, 2007, we recorded impairment charges of $245,000 and $403,000, respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations.

NOTE 10. Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million. The credit agreement was renewed as of August 1, 2008, under similar terms and will expire on September 1, 2009. Letters of credit are issued under the credit agreement, which are primarily used for inventory purchases. There were letters of credit for $202,000 outstanding at August 2, 2008, which are included in accounts payable in our consolidated balance sheet.

NOTE 11. Income Taxes

On February 4, 2007, we adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” or FIN 48. FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions. As of August 2, 2008 and February 2, 2008, the liability for income tax associated with unrecognized tax benefits remained the same at $2.7 million ($1.8 million, net of federal benefit), of which $0.5 million ($0.4 million, net of federal benefit) related to interest and penalties. Our effective tax rate will be affected by any portion of this liability we may recognize.

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

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits in tax expense. Tax expense during the three months and six months ended August 2, 2008 and August 4, 2007 related to interest and penalties was not material.

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by these sections. These statements include, for example, statements regarding our expectations, beliefs, intentions or strategies regarding the future, such as the extent and timing of future revenues and expenses, economic conditions affecting consumer demand, ability to grow or maintain comparable store sales, effectiveness of our implementation of our digital music concept, and other expected financial results and information. All forward-looking statements included in this report are based on information available to us as of the date of this report. We will not necessarily update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied. Risks, uncertainties and other factors related to us are located, among other places, in this Part I, Item 2 and in Part II, Item 1A under the caption “Risk Factors.”

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

At Hot Topic, our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. Within pop culture, we believe music plays a primary and integral role in the minds, activities and preferences of our target customers. We are committed to successfully implementing our comprehensive music strategy which was developed in early fiscal 2007 and encompasses a high level of focus on the in-store music experience. We are currently in the process of developing the next phase of our music evolution, the incorporation of digital music into our product offerings. We expect that our new concept, ShockHound, a one-stop, genre-spanning music site loaded with a vast selection of MP3s and band merchandise, the latest music videos, and exclusive editorial content, will launch in fiscal 2008.

Our Torrid division focuses on fashion forward apparel and accessories for plus-size women. Our target customers have a youthful attitude and desire to reflect current fashion trends in their dress. Elements of Torrid’s business strategy include focusing on current fashion trends, listening to the customer and emphasizing customer service and the in-store experience. We believe that we continue to make significant progress in the development of our Torrid brand. During the second quarter of fiscal 2008, we rolled out our private label Torrid credit card program, divastatusSM and together with consistent marketing, the growth of our loyalty program, divastyle®, in-store operational improvements, and refocusing the assortment to more correctly reflect our customers’ attitudes and preferences, we believe that the recognition of our Torrid brand will continue to grow.

During the three months and six months ended August 2, 2008, comparable store sales were down 0.9% and 1.9%, respectively, consisting of Hot Topic division comparable store sales declines of 0.6% and 1.8%, respectively, and Torrid division comparable store sales declines of 2.1% and 2.0%, respectively, as compared to the same periods in the second quarter of fiscal 2007. In spite of overall comparable sales decreases in the Hot Topic division, partially due to weak sales of men’s and women’s novelty and fashion tops, the music category continues to experience positive comparable sales improvement. We believe this improvement is in large part due to our strategy to increase our focus on music which has resulted in increased sales of rock apparel and CDs. The Hot Topic division’s accessory category also showed marked improvement during the second quarter of fiscal 2008, experiencing favorable comparable sales primarily due to fashion accessories. The comparable store sales decline at our Torrid division was mainly due to declines in apparel, particularly in novelty and fashion tops and pants/shorts, partially offset by increases in dresses, seasonal items and sweaters.

At the end of the second quarter of fiscal 2008, we operated 684 Hot Topic stores throughout the United States and Puerto Rico, and 158 Torrid stores in 36 states, compared to 693 Hot Topic stores and 133 Torrid stores at the end of the second quarter of fiscal 2007. During the second quarter of fiscal 2008, we opened two new Hot Topic stores and four new Torrid stores, and closed four Hot Topic stores. We also remodeled or relocated three Hot Topic stores during the second quarter of fiscal 2008; one of the relocations saw the store’s square footage change by over 15%. We currently anticipate opening approximately 15 new stores, consisting of four new Hot Topic stores and 11 new Torrid stores, during fiscal 2008. We also plan to remodel or relocate approximately 15 existing Hot Topic stores and plan to close approximately 17 Hot Topic stores and up to three Torrid stores in fiscal 2008. We believe that a measured store growth will allow us to better focus on our existing merchandising strategies. We are committed to identifying the best store locations and negotiating the most favorable lease terms in order to attain this goal.

We operate on a 52- or 53-week fiscal year, which ends on the Saturday nearest to January 31. Fiscal 2008 (ending January 31, 2009) is a 52-week fiscal year, as was fiscal 2007, while fiscal 2006 was a 53-week fiscal year.

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

RESULTS OF OPERATIONS

Three Months Ended August 2, 2008 Compared to the Three Months Ended August 4, 2007

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales. The discussion that follows should be read in conjunction with this table:

For the three months ended:	August 2, 2008	August 4, 2007
Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	66.7	68.5

Gross margin	33.3	31.5
Selling, general and administrative expenses	34.0	33.6

Loss from operations	(0.7)	(2.1)
Interest and other income, net	0.2	0.3

Loss before benefit for income taxes	(0.5)	(1.8)
Benefit for income taxes	(0.2)	(0.7)

Net loss	(0.3)%	(1.1)%

Net sales increased $5.1 million, or 3.2%, to $166.8 million during the second quarter of fiscal 2008 from $161.7 million during the second quarter of fiscal 2007. The components of this $5.1 million increase in net sales are as follows:

Amount (millions)	Description
$5.1	Increase in net sales from new Torrid stores opened since the second quarter of the prior year and Torrid stores not yet qualifying as comparable stores.
1.7	Increase in net sales from new Hot Topic stores opened since the second quarter of the prior year and Hot Topic stores not yet qualifying as comparable stores.
1.6	Increase in Internet sales (hottopic.com and torrid.com).
0.2	Increase in net sales during the second quarter of fiscal 2008 from nine expanded or relocated Hot Topic stores, not yet qualifying as comparable stores.
(0.6)	Decrease in comparable net sales from Torrid stores in the second quarter of fiscal 2008 compared to the corresponding period from the previous fiscal year.
(0.7)	Decrease in comparable net sales from Hot Topic stores in the second quarter of fiscal 2008 compared to the corresponding period from the previous fiscal year.
(2.2)	Decrease in net sales due to the closure of eight Hot Topic stores and one Torrid store during the first six months of fiscal 2008.

$5.1	Total

At the end of the second quarter of fiscal 2008, 644 of the 684 Hot Topic stores were included in the comparable store base, compared to 624 of the 693 Hot Topic stores open at the end of the second quarter of fiscal 2007. At the end of the second quarter of fiscal 2008, 127 of the 158 Torrid stores were included in the comparable store base, compared to 117 of the 133 Torrid stores open at the end of the second quarter of fiscal 2007. Sales of our Hot Topic division’s apparel including tee-shirts, as a percentage of total net sales, decreased to 55% during the second quarter of fiscal 2008 from 57% for the second quarter of fiscal 2007.

Gross margin increased $4.6 million, or 9.0%, to $55.6 million during the second quarter of fiscal 2008 from $51.0 million during the second quarter of fiscal 2007. As a percentage of net sales, gross margin increased to 33.3% during the second quarter of fiscal 2008 from 31.5% in the second quarter of fiscal 2007. The significant components of this 1.8% increase in gross margin as a percentage of net sales are as follows:

%	Description
0.8	Increase in merchandise margin primarily due to higher realized initial markups.
0.6	Decrease in store depreciation primarily due to lower accelerated depreciation expense of leasehold improvements as a result of fewer relocations and remodels prior to lease terminations.
0.4	Decrease in distribution expenses primarily due to productivity improvements, lower depreciation and lower usage of outside personnel.
0.1	Decrease in store occupancy expense, primarily due to negotiated reduced rents, partially offset by higher common area maintenance costs.
(0.1)	Increase in buying costs due to higher payroll expenses.

1.8%	Total

Selling, general and administrative expenses increased $2.4 million, or 4.4%, to $56.7 million during the second quarter of fiscal 2008 compared to $54.3 million during the second quarter of fiscal 2007. As a percentage of net sales, selling, general and administrative expenses increased to 34.0% in the second quarter of fiscal 2008 compared to 33.6% in the second quarter of fiscal 2007. The significant components of the 0.4% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
0.8	Increase in other general and administrative expense mainly due to increased payroll expenses, including performance based bonuses and legal expenditures.
0.1	Increase in non-cash stock-based compensation expense primarily due to increased expense related to restricted stock unit awards.
0.2	Increase in marketing expenses primarily due to online marketing efforts and increased frequency of direct mailings, partially offset by declines in costs associated with signage.
0.1	Increase in store payroll mainly due to increased payroll expenses, including bonuses and medical expenses.
(0.1)	Decrease in impairment and loss on disposal of fixed assets.
(0.1)	Decrease in depreciation and amortization primarily due to a decrease in depreciation expense of computer hardware and software.
(0.6)	Decrease in other store expenses primarily due to savings related to the reduced telecommunication costs and lower repairs and maintenance costs, partially offset by an increase in store supplies.

0.4%	Total

Loss from operations decreased $2.2 million to $1.2 million during the second quarter of fiscal 2008 from $3.4 million during the second quarter of fiscal 2007. As a percentage of net sales, loss from operations was 0.7% in the second quarter of fiscal 2008 compared to 2.1% in the second quarter of fiscal 2007.

Net interest income decreased $0.2 million, or 25%, to $0.4 million during the second quarter of fiscal 2008 from $0.6 million during the second quarter of fiscal 2007. The total dollar decrease in net interest income was attributable to lower interest rate yields on our invested cash. As a percentage of net sales, net interest income was 0.2% in the second quarter of fiscal 2008 compared to 0.3% in the second quarter of fiscal 2007.

Benefit for income taxes was $0.3 million for the second quarter of fiscal 2008 compared to $1.1 million for the second quarter of fiscal 2007. The effective tax rate was 39.3% for the second quarter of fiscal 2008 compared to 38.3% for the second quarter of fiscal 2007. The increase in the effective tax rate was due to an increase in state and local taxes.

Six Months Ended August 2, 2008 Compared to the Six Months Ended August 4, 2007

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales. The discussion that follows should be read in conjunction with this table:

For the six months ended:	August 2, 2008	August 4, 2007
Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	67.1	67.8

Gross margin	32.9	32.2
Selling, general and administrative expenses	34.1	33.8

Loss from operations	(1.2)	(1.6)
Interest and other income, net	0.2	0.3

Loss before benefit for income taxes	(1.0)	(1.3)
Benefit for income taxes	(0.4)	(0.5)

Net loss	(0.6)%	(0.8)%

Net sales increased $6.8 million, or 2.1%, to $325.8 million during the first six months of fiscal 2008 from $319.0 million during the first six months of fiscal 2007. The components of this $6.8 million increase in net sales are as follows:

Amount (millions)	Description
$10.0	Increase in net sales from new Torrid stores opened since the second quarter of the prior year and Torrid stores not yet qualifying as comparable stores.
3.1	Increase in Internet sales (hottopic.com and torrid.com).
2.8	Increase in net sales from new Hot Topic stores opened since the second quarter of the prior year and Hot Topic stores not yet qualifying as comparable stores.
0.5	Increase in net sales from nine expanded or relocated Hot Topic stores, not yet qualifying as comparable stores.
(1.2)	Decrease in comparable net sales from Torrid stores in the first six months of fiscal 2008 compared to the corresponding period from the previous fiscal year.
(4.1)	Decrease in comparable net sales from Hot Topic stores in the first six months of fiscal 2008 compared to the corresponding period from the previous fiscal year.
(4.3)	Decrease in net sales due to the closure of eight Hot Topic stores and one Torrid store during the first six months of fiscal 2008.

$6.8	Total

Sales of our Hot Topic division’s apparel including tee-shirts, as a percentage of total net sales, decreased to 55% during the first six months of fiscal 2008 from 57% for the first six months of fiscal 2007.

Gross margin increased $4.7 million, or 4.6%, to $107.2 million during the first six months of fiscal 2008 from $102.5 million during the first six months of fiscal 2007. As a percentage of net sales, gross margin increased to 32.9% during the first six months of fiscal 2008 from 32.2% in the first six months of fiscal 2007. The significant components of this 0.7% increase in gross margin as a percentage of net sales are as follows:

%	Description
0.4	Increase in merchandise margin primarily due to higher realized initial markups and lower markdowns.
0.4	Decrease in distribution expenses primarily due to productivity improvements, lower depreciation and lower usage of outside personnel.
0.2	Decrease in store depreciation primarily due to lower accelerated depreciation expense of leasehold improvements as a result of fewer relocations and remodels prior to lease terminations.
(0.1)	Increase in buying costs due to higher payroll expenses.
(0.2)	Increase in store occupancy expense, primarily due to higher common area maintenance costs.

0.7%	Total

Selling, general and administrative expenses increased $3.3 million, or 3.1%, to $111.0 million during the first six months of fiscal 2008 compared to $107.7 million during the first six months of fiscal 2007. As a percentage of net sales, selling, general and administrative expenses increased to 34.1% in the first six months of fiscal 2008 compared to 33.8% in the first six months of fiscal 2007. The significant components of the 0.3% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
0.5	Increase in other general and administrative expense mainly due to increased payroll expenses, including performance based bonuses.
0.1	Increase in store payroll expenses, including bonuses.
0.1	Increase in impairment and loss on disposal of fixed assets.
0.1	Increase in marketing expenses primarily due to online marketing efforts and increased frequency of direct mailings, partially offset by declines in signage.
(0.1)	Decrease in depreciation and amortization primarily due to a decrease in depreciation expense of computer hardware and software.
(0.4)	Decrease in other store expenses primarily due to savings related to the reduced telecommunication costs and lower repairs and maintenance costs, partially offset by an increase in store supplies.

0.3%	Total

Loss from operations decreased $1.4 million to $3.8 million during the first six months of fiscal 2008 from $5.2 million during the first six months of fiscal 2007. As a percentage of net sales, loss from operations was 1.2% in the first six months of fiscal 2008 compared to 1.6% in the first six months of fiscal 2007.

Net interest income decreased $0.3 million, or 26%, to $0.8 million in the first six months of fiscal 2008 from $1.1 million in the first six months of fiscal 2007. The total dollar decrease in net interest income was attributable to lower interest rate yields on our invested cash. As a percentage of net sales, net interest income was 0.2% in the first six months of fiscal 2008 compared to 0.3% in the first six months of fiscal 2007.

Benefit for income taxes was $1.2 million for the first six months of fiscal 2008 compared to $1.6 million for the first six months of fiscal 2007. The effective tax rate was 39.2% for the first six months of fiscal 2008 compared to 38.3% for the first six months of fiscal 2007. The increase in the effective tax rate was due to an increase in state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

Historically and during the first six months of fiscal 2008, our primary uses of cash have been to purchase merchandise inventories, improve our information technology infrastructure and finance store relocations, remodels and to a lesser extent recently, store openings. In the past we have also made periodic repurchases of our common stock. During the first six months of fiscal 2008 and consistent with recent years, we satisfied our cash requirements principally from cash flows from operations. We also maintain a $5.0 million unsecured credit agreement for issuing letters of credit for inventory purchases. There were letters of credit for $202,000 outstanding at August 2, 2008. Cash, cash equivalents and short- and long-term investments held by us were $61.9 million and $53.3 million as of August 2, 2008 and February 2, 2008. We believe our current cash balances and cash generated from operations will be sufficient to fund our operations through at least the next 12 months.

Our short-term investments consist of interest-bearing variable rate securities, are backed by government bonds, have maturities in excess of three months and are accounted for as available for sale. As of August 2, 2008, our short-term investments were $7.4 million. Our remaining investments are in AAA/Aaa rated auction rate securities that are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education. Our auction rate floating securities are debt instruments with maturities that range from 25 to 32 years and with interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold and historically has provided a liquid market for them. Negative market conditions continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value as of the end of the second quarter of fiscal 2008. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities was initially determined in the first quarter of fiscal 2008 based on a valuation model prepared by the broker-dealer that held these securities on our behalf. We reviewed and found reasonable the valuation model and methodologies used by the broker-dealer. In addition, we have updated the model using current assumptions as of the end of the second quarter of fiscal 2008.

As of August 2, 2008 and February 2, 2008, the fair value of our auction rate securities was $10.2 million and $21.2 million, respectively. The decrease represents a $10.8 million liquidation in the first quarter of fiscal 2008 and a slight decline in fair value of $0.2 million from February 2, 2008, of which $0.1 million relates to the second quarter of fiscal 2008. This $0.2 million decline is deemed temporary as we have the intent and ability to hold these investments until anticipated full or substantial recovery in fair value occurs. Accordingly, for the first six months of fiscal 2008, we have recorded an unrealized loss of $0.2 million in accumulated other comprehensive income reflected in the shareholders’ equity section of the consolidated balance sheet. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. During the first quarter of fiscal 2008, we reclassified all of our auction rate securities from current assets to non-current assets on our consolidated balance sheet, as we do not expect them to successfully auction and recover their full or par value within the next 12 months.

While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Net cash flows provided by operating activities were $21.7 million in the first six months of fiscal 2008 compared to $16.3 million in the first six months of fiscal 2007. The $5.4 million increase in cash flows from operating activities in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 was primarily attributable to a relative increase in income tax payable and a decrease in inventory, partially offset by a relative decrease in accounts payable and increases in prepaid expenses and other current assets.

Net cash flows provided by investing activities were $6.0 million in the first six months of fiscal 2008 compared to $8.7 million used in the first six months of fiscal 2007. The $14.7 million increase in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 was primarily attributable to a $3.8 million increase in proceeds from the sale of short- and long-term investments, net of purchases, and $10.9 million less purchases of property and equipment.

Net cash flows provided by financing activities were $0.2 million in the first six months of fiscal 2008 compared to $1.3 million in the first six months of fiscal 2007. The $1.1 million decrease in cash flows provided by financing activities in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 resulted from decreases in proceeds from the exercise of stock options and employee stock purchases, as well as a decrease in excess tax benefit from stock-based compensation.

The following table summarizes our contractual obligations as of August 2, 2008, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period (in thousands)
Contractual obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating leases	$353,256	$58,468	$110,040	$90,078	$94,670
Purchase obligations	58,563	58,563	—	—	—
Letters of credit and other obligations	1,255	1,255	—	—	—
Income tax audit settlements¹	713	713	—	—	—

Total contractual obligations	$413,787	$118,999	$110,040	$90,078	$94,670

(1)	The $0.7 million of income tax audit settlements are gross unrecognized tax benefits as determined under Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”, for which the statutes of limitations are expected to expire in fiscal 2008; and for final settlement in fiscal 2008 of certain open audits. Due to the uncertainty regarding the timing of future cash outflows associated with other non-current unrecognized tax benefits of $0.7 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amount in the contractual obligations table above.

We anticipate we will spend approximately $24 to $26 million on capital expenditures in fiscal 2008, including approximately $13 to $15 million for stores, $6 million for computer hardware and software and approximately $5 million to develop and improve our Internet sites. The $13 to $15 million for stores is expected to be primarily used for the construction of approximately four new Hot Topic stores and 11 new Torrid stores and to remodel or relocate approximately 15 existing Hot Topic stores.

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

We are not a party to any derivative financial instruments. Our exposure to market risk primarily relates to changes in interest rates on our investments with maturities of less than three months (which are considered to be cash and cash equivalents) and short- and long-term investments with maturities in excess of three months. A 100 basis point change in interest rates over a three or 12 month period would not have a material impact on the fair value of our investment portfolio as of August 2, 2008.

We hold investments in AAA/Aaa rated auction rate securities that are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education. Our auction rate floating securities are debt instruments with maturities that range from 25 to 32 years and interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold, and historically has provided a liquid market for them. Negative market conditions continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value as of the end of the second quarter of fiscal 2008. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities was initially determined in the first quarter of fiscal 2008 based on a valuation model prepared by the broker-dealer that held these securities on our behalf. We reviewed and found reasonable the valuation model and methodologies used by the broker-dealer. In addition, we have updated the model using current assumptions as of the end of the second quarter of fiscal 2008.

As of August 2, 2008 and February 2, 2008, the fair value of our auction rate securities was $10.2 million and $21.2 million, respectively. The decrease represents a $10.8 million liquidation in the first quarter of fiscal 2008 and a slight decline in fair value of $0.2 million from February 2, 2008, of which $0.1 million relates to the second quarter of 2008. This $0.2 million decline is deemed temporary as we have the intent and ability to hold these investments until anticipated full or substantial recovery in fair value occurs. Accordingly, for the first six months of fiscal 2008, we have recorded an unrealized loss of $0.2 million in accumulated other comprehensive income reflected in the shareholders’ equity section of the consolidated balance sheet. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. During the first quarter of fiscal 2008, we reclassified all of our auction rate securities from current assets to non-current assets on our consolidated balance sheet, as we do not expect them to successfully auction and recover their full or par value within the next 12 months.

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

A variety of factors affect our comparable store sales including, among others, the timing of new music releases and music/pop culture-related products; music and fashion trends; the general retail sales environment and the effect of the overall economic environment; our ability to efficiently source and distribute products; changes in our merchandise mix; ability to attain exclusivity and certain pop culture-related licenses; competition from other retailers; opening of new stores in existing markets and our ability to execute our business strategy efficiently. The following table shows our comparable store sales results for fiscal 2008 and other recent periods:

Fiscal Year	2008	2007	2006	2005
Year to Date/Total Year	(1.9)%	(4.4)%	(6.6)%	(3.4)%
1st Quarter	(2.8)%	(2.3)%	(9.6)%	0.9%
2nd Quarter	(0.9)%	(5.8)%	(5.5)%	(3.5)%
3rd Quarter		(2.6)%	(6.8)%	(6.2)%
4th Quarter		(6.3)%	(5.3)%	(3.8)%

Past comparable store sales results are not an indicator of future results, and there can be no assurance that our comparable store sales results will not continue to decrease in the future. Changes in our comparable store sales results could cause our stock price to fluctuate substantially.

Expanding our operations to include new concepts, including ShockHound, presents risks we have faced with our existing concepts, but also new risks due to differences in concept objectives and strategies and the diversion of management’s attention from our existing concepts.

Since our inception, we have expanded our business to include our Torrid concept in addition to our historical Hot Topic concept. We intend to implement a digital music concept called ShockHound in fiscal 2008 and may implement other new concepts in the future. Starting and operating new concepts presents new and challenging risks and uncertainties, including, among others, unanticipated operational problems; lack of experience; lack of customer acceptance; new vendor relationships; competition from existing and new retailers and diversion of management’s attention from our existing concepts. If we do not operate ShockHound or any new concept effectively, it could materially impact our business.

ShockHound will be subject to the general risks for new concepts described above as well as its own particular risks and uncertainties, such as risks related to obtaining and maintaining access to third party digital content and maintaining adequate information technology and data security systems. ShockHound will face substantial competition from companies such as RealNetworks, Inc., Apple Inc. and Amazon.com Inc. that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships. We will also have to compete with illegitimate ways to obtain digital content. Some current and potential competitors have substantial resources and experience, and they may be able to provide such digital services at little or no profit or even at a loss. We cannot assure you that we will be able to provide services that effectively compete. Also, this new concept requires us to contract with third party owners, providers and/or distributors to offer their digital content through ShockHound, and we could pay substantial fees to obtain the rights to this content. Typically, licensing arrangements with these third parties are short-term and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers currently, or may in the future, offer competing products and services and could take action to make it more difficult or impossible for us to license their content in the future. Other digital content owners, providers or distributors may lose their rights to distribute digital content, seek to limit our access to, or increase the total cost of, such content. If we were unable to offer a wide variety of digital content at reasonable prices with acceptable usage rules, our financial condition and operating results could be materially adversely affected.

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

Prior to fiscal 2007, our net sales grew primarily as a result of the opening of new stores and, to a lesser extent, the introduction of new products. We intend to evolve our existing business by remodeling, relocating or closing certain existing stores and to continue to open and operate new stores for the foreseeable future. We plan to remodel or relocate approximately 15 existing Hot Topic stores and plan to close approximately 17 Hot Topic stores and up to three Torrid stores in fiscal 2008. We also currently anticipate opening approximately four new Hot Topic stores and approximately 11 new Torrid stores during fiscal 2008.

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

We may not be able to maintain good relationships with shopping mall operators which could hinder our ability to negotiate our leases, expand to certain sites or offer certain products.

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

Significant fluctuation in the value of the U.S. dollar or foreign exchange rates may increase our costs and reduce our supply of merchandise.

Historically, substantially all of our foreign purchases of merchandise have been negotiated and paid for in U.S. dollars. As a result, our sourcing operations also may be adversely affected by significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and other trade disruptions.

Continued negative conditions in the global capital and credit markets may materially impair the liquidity of a portion of our cash and investment portfolio.

We hold investments in AAA/Aaa rated auction rate securities that are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education. Negative market conditions continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value as of the end of the second quarter of fiscal 2008. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities was initially determined in the first quarter of fiscal 2008 based on a valuation model prepared by the broker-dealer that held these securities on our behalf. We reviewed and found reasonable the valuation model and methodologies used by the broker-dealer. In addition, we have updated the model using current assumptions as of the end of the second quarter of fiscal 2008.

As of August 2, 2008 and February 2, 2008, the fair value of our auction rate securities was $10.2 million and $21.2 million, respectively. The decrease represents a $10.8 million liquidation in the first quarter of fiscal 2008 and a slight decline in fair value of $0.2 million from February 2, 2008, of which $0.1 million relates to the second quarter of fiscal 2008. This $0.2 million decline is deemed temporary as we have the intent and ability to hold these investments until anticipated full or substantial recovery in fair value occurs. Accordingly, for the first six months of fiscal 2008, we have recorded an unrealized loss of $0.2 million in accumulated other comprehensive income reflected in the shareholders’ equity section of the consolidated balance sheet. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations.

In addition, we place most of our cash with a few principal banks that are high credit quality financial institutions. Amounts less than $100,000 are placed at several other financial institutions. Our cash deposits generally are in excess of the $100,000 Federal Deposit Insurance Corporation, or FDIC, insurance limits. If the financial banking markets experience disruption, we may need to temporarily rely on other forms of liquidity, or potentially we could suffer the loss of our cash deposits that exceed the FDIC insurance limits.

Recording impairment charges for certain underperforming Hot Topic and Torrid stores may negatively impact our future financial condition or results of operations, and closing stores might not have a positive impact on our operating results.

Based on our review of certain underperforming stores, we recorded $0.7 million, $1.6 million and $3.4 million in impairment charges during the first six months of fiscal 2008, the full year fiscal 2007 and the full year fiscal 2006, respectively. There can be no assurance that we will not incur future impairment charges for underperforming stores, which could have a significant negative impact on our operating results. In addition, we closed four Hot Topic stores during the second quarter of fiscal 2008. Although the stores that closed during the second quarter of fiscal 2008 had been underperforming as compared with our other Hot Topic and Torrid stores, there is no assurance these store closures will have a significant positive impact on our operating results. We expect to close approximately 17 Hot Topic stores and up to three Torrid stores in fiscal 2008. We also expect to identify and close additional underperforming stores in the future, which also could adversely affect our operating results.

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

Government or consumer concerns about product safety could result in recalls or changes to laws, which could harm our reputation, increase costs, or reduce sales.

We are subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities, and our products could be subject to involuntary recalls and other actions by these authorities. We purchase merchandise from suppliers domestically as well as outside the United States. One or more of our suppliers might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise ships to our stores. Any issues of product safety could result in a recall of our products. Additionally, the U.S. Congress, as well as various states and the Consumer Product Safety Commission, have proposed various standards for lead content in jewelry, and other consumer products. Product safety concerns or recalls could result in the rejection of our products by our customers, damage to our reputation, lost sales, and increased costs. In addition, our inability to timely comply with regulatory changes, if adopted, could result in significant fines or penalties. Any of these occurrences could have a material adverse effect on our reputation, financial position, earnings or cash flow.

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

Our financial performance depends on our ability to purchase desired merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, substantially all of our music/pop culture-licensed products are available from vendors that have exclusive license rights. In addition, small, specialized vendors, some of which create unique products primarily for us, supply certain of our products. Our smaller vendors generally have limited resources, production capacities and operating histories and some of our vendors have restricted the distribution of their merchandise in the past. We generally have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms in the future. Any inability to acquire suitable merchandise, or the loss of one or more key vendors, may have a material adverse effect on our business, results of operations and financial condition.

A disruption of imports from our foreign suppliers may increase our costs and reduce our supply of merchandise.

We do not own or operate any production or manufacturing facilities, and we depend on independent contractors and vendors to manufacture our merchandise. We receive apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources. As a result of our reliance on international vendors and manufacturers, we are subject to the risks generally associated with global trade and doing business abroad, which include foreign laws and regulations, political unrest, disruptions or delays in cross-border shipments and changes in economic conditions in countries in which our merchandise is manufactured. In addition, disease outbreaks, terrorist acts and military conflict have increased the risks of doing business with foreign suppliers. We cannot predict the effect that such factors will have on our business arrangements with foreign manufacturing sources. These factors, among others, could affect our ability to have our merchandise manufactured abroad, our ability to import merchandise, and our cost of doing business.

To the extent that any of our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, could harm our, or our vendors’ ability to source product. This disruption could materially limit the merchandise that we would have available for sale and reduce our revenues and earnings. Trade restrictions in the form of tariffs or quotas, or both, that are applicable to the products that we sell also could affect the import of those products and could increase the cost and reduce the supply of products available to us. Further, changes in tariffs or quotas for merchandise imported from individual foreign countries could lead us to shift our sources of supply among various countries. Any shift we might undertake in the future could result in a disruption of our sources of supply and lead to a reduction in our revenues and earnings. Supply chain security initiatives undertaken by the United States government that impede the normal flow of product could also negatively impact our business.

Risks associated with contracting directly with manufacturers for merchandise could hinder our financial performance.

We expect to source a greater percentage of our merchandise directly from manufacturers. We have limited experience in sourcing and importing merchandise directly from manufacturers. We may encounter administrative challenges and operational difficulties with our direct manufacturers that we use to source our merchandise. Operational difficulties could include reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control and failures to meet production deadlines. A manufacturer’s failure to ship merchandise to us on a timely basis or to meet the required quality standards could cause supply shortages that could result in lost sales. As a result of any of these events or circumstances, delays and unexpected costs may occur, which could result in our not realizing all or any of the anticipated benefits of contracting directly with manufacturers.

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

We could acquire merchandise without full rights to sell it, which could lead to disputes or litigation and hurt our financial performance.

We purchase licensed merchandise from vendors that hold manufacturing and distribution rights under the terms of certain licenses. We also contract directly with licensors to obtain the manufacturing and distribution rights. We currently purchase a majority of our licensed merchandise from vendors, where we rely upon the vendors’ representations concerning manufacturing and distribution rights and do not independently verify whether these vendors legally hold adequate rights to the licensed properties they are manufacturing or distributing. If we acquire either directly, or through our vendors, licensed merchandise that we have not legally obtained the rights to, we could be obligated to remove such merchandise from our stores, incur costs associated with destruction of merchandise (if the vendor is unwilling or unable to reimburse us in situations where we relied on the vendor to hold the manufacturing and distribution rights) and be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages. As we expand our efforts to contract directly with manufacturers and licensors for licensed merchandise, we may incur difficulties securing the necessary manufacturing and distribution rights. Any of these results could have a material adverse effect on our business, results of operations and financial condition.

Technology and other risks associated with our Internet sales could hinder our overall financial performance.

We sell merchandise over the Internet through the websites www.hottopic.com and www.torrid.com and anticipate selling digital music and band merchandise over the Internet through our ShockHound concept. Our Internet operations are subject to numerous risks and pose risks to our overall business, including, among other things, hiring, retention and training of personnel to conduct the Internet operations; diversion of sales from our stores; rapid technological change and the need to invest in additional computer hardware and software to support sales; liability for online content; failure of computer hardware and software, including computer viruses, telecommunication failures, online security breaches and similar disruptions; governmental regulation and credit card fraud. There can be no assurance that our Internet operations will achieve sales and profitability levels that justify our investment in them.

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

Our ability to achieve and maintain operating efficiency and to anticipate and effectively respond to changing trends and consumer preferences depends in part on our ability to retain and attract senior management and other key personnel in our operations, merchandising, music and other departments. Competition for these personnel is intense, and we cannot be sure that we will be able to retain or attract qualified personnel as needed. In particular, the sudden loss of the services of Elizabeth McLaughlin, our Chief Executive Officer, who has been with us since 1993, or the services of other key people could have a material adverse effect on our business, results of operations and financial condition.

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

The retail apparel and accessory industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified associates and management personnel. Our Hot Topic stores currently compete with street alternative stores located primarily in metropolitan areas; with other shopping mall-based teenage-focused retailers and their subsidiaries such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Anchor Blue, Charlotte Russe, Claire’s Stores, Inc., Forever 21, Pacific Sunwear of California, Inc., Spencer Gifts, Inc., H&M, The Buckle, Wet Seal, Inc., Urban Outfitters, Inc. and Zumiez, Inc.; and, to a lesser extent, with music stores such as Best Buy Co., Inc. and Borders Group, Inc., and mail order catalogs and websites. Torrid has additional competitors, such as Alloy, Inc., Charming Shoppes, Inc., Deb Shops, Delia’s Corp. and plus-size departments in department stores and discount stores as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid products. Some of our competitors are larger and may have greater financial, marketing and other resources. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices. Increased competition could have a material adverse effect on our business, results of operations and financial condition.

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

Our annual meeting of shareholders (the “Annual Meeting”) was held on June 10, 2008 in the City of Industry, California. We had 43,715,118 shares of common stock outstanding as of the close of business on April 21, 2008, the record date for the Annual Meeting, of which 40,409,152 shares were present at the Annual Meeting in person or by proxy.

Proposal 1 – Each of the candidates listed below was duly elected to the Board at the Annual Meeting by the tally indicated.

Candidate	Votes in Favor	Votes Withheld
Evelyn D’An	39,783,758	625,394
Lisa Harper	39,776,680	632,472
W. Scott Hedrick	35,037,326	5,371,826
Elizabeth McLaughlin	39,707,205	701,947
Bruce Quinnell	39,718,044	691,108
Andrew Schuon	39,718,394	690,758
Tom Vellios	39,776,804	632,348

Proposal 2 – The selection of Ernst & Young LLP as our Independent Registered Public Accounting Firm for the fiscal year ending January 31, 2009 was ratified by the tally indicated.

Votes in Favor	Votes Against	Votes Abstained
40,279,070	116,431	13,651

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws, as amended. (2)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (1)

10.1	1996 Non-Employee Directors’ Stock Option Plan, as amended. (3)

31.1	Certification, dated August 26, 2008, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated August 26, 2008, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated August 26, 2008, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 13, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc.
(Registrant)

Date: August 26, 2008	/s/ Elizabeth McLaughlin
Elizabeth McLaughlin
Chief Executive Officer
(Principal Executive Officer)

Date: August 26, 2008	/s/ James McGinty
James McGinty
Chief Financial Officer
(Principal Financial And Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws, as amended. (2)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (1)

10.1	1996 Non-Employee Directors’ Stock Option Plan, as amended. (3)

31.1	Certification, dated August 26, 2008, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated August 26, 2008, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated August 26, 2008, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333- 5054-LA) and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 13, 2008 and incorporated herein by reference.