Form 10-Q
period 2008-11-01
HOT TOPIC INC /CA/
filed 2008-11-25
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 24, 2008 – 43,808,299 shares of common stock, no par value.

HOT TOPIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Hot Topic, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	November 1, 2008	February 2, 2008

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,703	$16,391
Short-term investments	7,607	36,890
Inventory	94,574	80,305
Prepaid expenses and other current assets	15,392	14,698
Deferred tax assets	5,015	3,970

Total current assets	175,291	152,254

Property and equipment, net	160,644	171,931
Deposits and other assets	1,480	1,368
Long-term investments	9,545	—
Deferred tax assets	6,586	6,548

Total assets	$353,546	$332,101

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$31,805	$18,168
Accrued liabilities	35,815	35,123
Income taxes payable	2,872	1,167

Total current liabilities	70,492	54,458

Deferred rent	37,818	40,548
Deferred compensation liability	1,183	1,105
Income taxes payable	844	837

Commitments and contingencies

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, no par value; 150,000,000 shares authorized; 43,801,549 and 43,698,670 shares issued and outstanding at November 1, 2008 and February 2, 2008, respectively	115,297	111,873
Retained earnings	128,865	123,283
Accumulated other comprehensive loss	(953)	(3)

Total shareholders’ equity	243,209	235,153

Total liabilities and shareholders’ equity	$353,546	$332,101

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales	$197,309	$188,462	$523,101	$507,427
Cost of goods sold, including buying, distribution and occupancy costs	123,128	119,994	341,727	336,416

Gross margin	74,181	68,468	181,374	171,011

Selling, general and administrative expenses	62,422	57,961	173,457	165,678

Income from operations	11,759	10,507	7,917	5,333

Interest income, net	511	414	1,299	1,474

Income before provision for income taxes	12,270	10,921	9,216	6,807

Provision for income taxes	4,832	4,246	3,634	2,670

Net income	$7,438	$6,675	$5,582	$4,137

Earnings per share:
Basic and diluted	$0.17	$0.15	$0.13	$0.09

Shares used in computing earnings per share:
Basic	43,810	43,788	43,761	44,128
Diluted	43,972	44,112	43,815	44,236

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	November 1, 2008	November 3, 2007

OPERATING ACTIVITIES
Net income	$5,582	$4,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,744	31,274
Stock-based compensation	2,985	2,767
Loss on disposal of fixed assets	361	268
Impairment of long-lived assets	946	1,035
Deferred taxes	(1,119)	(1,187)
Gift card breakage income	(518)	(402)
Changes in operating assets and liabilities:
Inventory	(14,269)	(31,013)
Prepaid expenses and other current assets	(694)	(785)
Deposits and other assets	(112)	(695)
Accounts payable	13,637	24,632
Accrued liabilities	1,399	204
Deferred rent	(2,730)	312
Income taxes payable	1,712	(4,657)

Net cash provided by operating activities	35,924	25,890

INVESTING ACTIVITIES
Purchases of property and equipment	(18,777)	(40,230)
Proceeds from sale of short- and long-term investments	26,472	81,190
Purchases of short- and long-term investments	(7,743)	(58,225)

Net cash used in investing activities	(48)	(17,265)

FINANCING ACTIVITIES
Excess tax benefit from stock-based compensation	40	322
Repurchase of common stock	—	(7,161)
Proceeds from employee stock purchases and exercise of stock options	396	1,323

Net cash provided by (used in) financing activities	436	(5,516)

Increase in cash and cash equivalents	36,312	3,109
Cash and cash equivalents at beginning of year	16,391	3,910

Cash and cash equivalents at end of period	$52,703	$7,019

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$69	$4

Cash paid during the period for income taxes	$2,801	$7,660

See accompanying Notes to Condensed Consolidated Financial Statements.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Organization and Basis of Presentation

We are a mall- and web-based specialty retailer operating the Hot Topic and Torrid concepts, as well as the e-space music discovery concept, ShockHound. At Hot Topic, our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. Within pop culture, we believe music plays a primary and integral role in the minds, activities and preferences of our target customers. We sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items for young men and women principally between the ages of 12 and 22. At Torrid, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females principally between the ages of 15 and 29. At ShockHound, our genre-spanning music website, people of all ages can purchase MP3s and music merchandise, share their music interests, read the latest music news, and enjoy exclusive editorial content about their favorite artists. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. We launched ShockHound during the third quarter of fiscal 2008. At the end of the third quarter of fiscal 2008 (November 1, 2008, in the 52-week fiscal year ending January 31, 2009), we operated 683 Hot Topic stores throughout the United States and Puerto Rico, and 158 Torrid stores in 36 states. We sell merchandise on our websites www.hottopic.com and www.torrid.com which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. We sell music merchandise and MP3s on our website www.shockhound.com. We currently have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts, and the very early stage of business operations of our ShockHound concept. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

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

NOTE 2. Stock-Based Compensation

Stock Plan Activity

Under our 1996 Equity Incentive Plan, or the 1996 Plan, we granted stock options, stock bonuses and other awards to our employees, directors and consultants as deemed appropriate by the Board of Directors, or the Board. On June 14, 2006, the 1996 Plan expired and was replaced with the 2006 Equity Incentive Plan, or the 2006 Plan. The 2006 Plan was approved by the Board on March 17, 2006 and by our shareholders on June 13, 2006. Upon expiration of the 1996 Plan, no shares had been granted to consultants and 732,456 shares out of an aggregate of 18,300,000 shares of common stock were authorized and available for grant.

The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board. Both incentive and non-statutory stock options granted by us under the 2006 Plan must carry an exercise price of at least 100% of the fair market value of our common stock on the date of grant or 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock. Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 10 years. In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) the number of unallocated shares of common stock remaining available for issuance under the 1996 Plan as of June 13, 2006, (b) an additional 2,350,000 shares and (c) the number of shares subject to stock awards as of June 13, 2006 under the 1996 Plan pursuant to the terms of the 1996 Plan. As of November 1, 2008, 775,936 shares were available for future grants under the 2006 Plan. All awards to date under the 2006 Plan have been granted to our employees and directors, and none have been granted to consultants.

In March 2007, we granted restricted stock unit awards under the 2006 Plan and in March 2006, we granted restricted stock unit awards under the 1996 Plan to certain members of our management. None of these awards have vested and no shares have been issued pursuant to the grants. These 2007 and 2006 awards provide for the issuance of up to 524,000 and 398,000 shares of our common stock, respectively, net of forfeitures, with vesting and issuance contingent upon achieving performance goals for fiscal 2009 and 2008, respectively, based upon our operating income for those fiscal years; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent these performance goals are ultimately met. The market values of our common stock as of the 2007 and 2006 grant dates of these restricted stock unit awards were $11.31 and $13.90, respectively. Compensation expense for these awards is required to be recorded over the three-year terms of the awards, based on the market values as of the grant dates, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2009 and 2008. As of November 1, 2008, it is our best estimate that none of these awards will be earned at the end of each of the three-year terms. Thus, we have not recognized any compensation expense during the three months and nine months ended November 1, 2008 for these restricted stock unit awards.

In March 2008, we granted restricted stock unit awards under the 2006 Plan to certain members of our management. These grants were substantially similar to the restricted stock unit awards granted in March 2006 and March 2007. None of these awards have vested and no shares have been issued pursuant to the grants. These awards provide for the issuance of up to 390,000 shares of our common stock, net of forfeitures, with vesting and issuance contingent upon achieving performance goals for fiscal 2010 based upon our operating income for that fiscal year; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent these performance goals are ultimately met. The market value of our common stock as of the grant date of these restricted stock unit awards was $4.75. Compensation expense for these awards is required to be recorded over the three-year term of the awards, based on the market value as of the grant date, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2010. As of November 1, 2008, it is our best estimate that 25% of these awards, or 97,500 out of a possible 390,000, will be earned and will vest at the end of the three-year term. We have accounted for the change in estimate by applying the change retroactively and recognizing the cumulative effect, a $19,000 offset to compensation expense, in the third quarter of fiscal 2008. In aggregate, we have recognized $96,000 as compensation expense during the nine months ended November 1, 2008 for these restricted stock unit awards.

In June 2008, the Board reinstated our 1996 Non-Employee Directors’ Stock Option Plan, or the 1996 NEDSOP, as a sufficient number of shares had been added back to its share reserve due to termination of unexercised awards in accordance with the provisions of the 1996 NEDSOP. Under the 1996 NEDSOP, we may grant and have granted stock options to non-employee directors. The exercise price of options granted under the 1996 NEDSOP shall be determined by the Board at the date of grant and shall be 100% of the fair market value of our common stock on the date of grant. Unless the Board determines otherwise, options vest over four years and generally expire ten years from the date of grant. The total share reserve under the 1996 NEDSOP is 720,000 shares, of which as of November 1, 2008, 22,507 shares were available for future grants. No options under the 1996 NEDSOP have been granted to consultants.

In June 2008 and June 2007, we granted non-employee directors 25,748 and 13,826 shares of restricted common stock, respectively, under the 2006 Plan. Restricted shares generally vest in the year subsequent to the grant year. All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board. The value of these grants is expensed over the vesting period. During the three months ended November 1, 2008, $39,000, none of which related to the fiscal 2007 grant, was expensed. During the three months ended November 3, 2007, $39,000, none of which related to the fiscal 2006 grant, was expensed. During the nine months ended November 1, 2008, $116,000, of which $52,000 related to the fiscal 2007 grant, was expensed. During the nine months ended November 3, 2007, $116,000, of which $52,000 related to the fiscal 2006 grant, was expensed.

The following table summarizes stock options outstanding under all of our stock option plans as of November 1, 2008, as well as activity from the beginning of the fiscal year through the third quarter then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 2, 2008	5,741,507	$14.09

Granted	1,613,749	$4.99
Exercised	(52,122)	$4.33
Forfeited or expired	(603,062)	$8.69

Outstanding at November 1, 2008	6,700,072	$12.43	6.02	$3,060

Exercisable at November 1, 2008	4,451,654	$14.65	4.59	$1,152

Cash proceeds, tax benefits and intrinsic values related to total stock options exercised during the three months and nine months ended November 1, 2008 and November 3, 2007 are provided in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Proceeds from stock options exercised	$186	$278	$226	$1,100
Tax benefit related to stock options exercised	$26	$107	$40	$322
Intrinsic value of stock options exercised	$66	$267	$106	$806

In June 1996, the Board adopted the Employee Stock Purchase Plan, or the Stock Purchase Plan. The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees. All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan. Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 15% discount on shares purchased under the Stock Purchase Plan. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings have occurred every six months commencing January 1, 1997. At November 1, 2008, 993,906 shares could still be sold to employees under the Stock Purchase Plan. Compensation expense for the three months and nine months ended November 1, 2008 was $27,000 and $90,000, respectively, related to the fair value of the rights granted to participants under the Stock Purchase Plan at the beginning of the then-current offering.

Accounting for Stock-Based Compensation Expense

We compute stock-based compensation pursuant to Statement of Financial Accounting Standards, or SFAS, No. 123R “Share Based Payments,” or SFAS 123R.

The effect of recording stock-based compensation for the three months and nine months ended November 1, 2008 and November 3, 2007 was as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Stock-based compensation by type of award:
Employee stock options and awards	$946	$878	$2,799	$2,700
Restricted stock units, net of adjustments	(19)	(212)	96	—
Employee stock purchase plan, net of adjustments	27	33	90	67

Total stock-based compensation expense	$954	$699	$2,985	$2,767
Tax effect on stock-based compensation expense	(351)	(159)	(1,087)	(888)

Net effect on net income	$603	$540	$1,898	$1,879

Effect on earnings per share:
Basic and diluted	$0.01	$0.01	$0.04	$0.04

For the three months ended November 1, 2008 and November 3, 2007, $121,000 and $187,000, respectively, of stock and equity awards compensation expense was recorded as a component of cost of goods sold and the remainder, $833,000 and $512,000, respectively, was charged to selling, general and administrative expense.

For the nine months ended November 1, 2008 and November 3, 2007, $500,000 and $572,000, respectively, of stock and equity awards compensation expense was recorded as a component of cost of goods sold and the remainder, $2,485,000 and $2,195,000, respectively, was charged to selling, general and administrative expense.

As of November 1, 2008 and November 3, 2007, we had $7.6 million and $8.8 million, respectively, of unrecognized expense related to non-vested stock option grants, which are expected to be recognized over weighted average periods of 2.86 years and 3.02 years, respectively.

As of November 1, 2008 and November 3, 2007, we had $103,000 each year of unrecognized expense related to restricted stock grants, which are each expected to be recognized over a weighted average period of 0.61 years.

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

The following weighted average assumptions were used for stock options granted:

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Risk free interest rate	3%	4%	3%	5%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	47%	43%	46%	43%
Expected dividend yield	0%	0%	0%	0%

Weighted average fair value at grant date	$2.76	$3.48	$2.16	$5.37

NOTE 3. Earnings Per Share

We compute earnings or loss per share pursuant to SFAS No. 128 “Earnings Per Share.” Basic earnings or loss per share is computed by dividing net income or net loss, respectively, by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. For the three months ended November 1, 2008 and November 3, 2007, options to purchase 6,264,899 and 5,834,746 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding. For the nine months ended November 1, 2008 and November 3, 2007, options to purchase 6,231,911 and 5,795,964 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding. The calculation of dilutive shares also excludes the restricted stock unit awards covering 390,000, 524,000 and 398,000 shares, net of forfeitures, granted to certain members of our management in March 2008, March 2007 and March 2006, respectively, as the issuance of the underlying shares is contingent upon achieving certain performance goals in fiscal 2010, 2009 and 2008, respectively.

A reconciliation of the numerator and denominator of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Basic and diluted earnings per share computation:
Numerator	$7,438	$6,675	$5,582	$4,137

Denominator:
Weighted average common shares outstanding	43,810	43,788	43,761	44,128
Incremental shares from assumed exercise of options	162	324	54	108

Total shares	43,972	44,112	43,815	44,236

Basic and diluted earnings per share	$0.17	$0.15	$0.13	$0.09

NOTE 4. Investments in Marketable Securities

Our short-term investments have maturities in excess of three months and consist of interest-bearing variable rate securities that are backed by government bonds. They are classified as short-term and are accounted for as available for sale. As of November 1, 2008, short-term investments were $7.6 million, and the associated unrealized losses for the three months and nine months ended November 1, 2008 of $13,000 and $95,000, respectively, have been recorded in accumulated other comprehensive income (loss), or OCI, reflected in the shareholders’ equity section of the consolidated balance sheet.

Our remaining investments are in AAA/Aaa rated auction rate securities with maturities that range from 25 to 32 years and with interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. These investments are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education. Negative market conditions continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions pertaining to the auction rate securities we hold. Securities submitted for sale in those auctions exceeds the amount of bids.

While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value during fiscal 2008. (Refer to NOTE 7 – Fair Value Measurements for discussion on how we determined the fair value of our investment in auction rate securities). As of November 1, 2008 and February 2, 2008, the fair value of our auction rate securities was $9.5 million and $21.2 million, respectively. The decrease represents a $10.8 million liquidation in the first quarter of fiscal 2008 and a decline in fair value of $0.9 million from February 2, 2008, of which $0.7 million relates to the third quarter of fiscal 2008. This $0.9 million decline is deemed temporary as we have the intent and ability to hold these investments until anticipated full or substantial recovery in fair value occurs. Accordingly, for the first nine months of fiscal 2008, we have recorded an unrealized loss of $0.9 million in OCI reflected in the shareholders’ equity section of the consolidated balance sheet. Nonetheless, if we no longer intend to hold these investments until full or substantial recovery in fair value occurs, or if uncertainties in the credit markets continue to deteriorate further and/or there are any rating downgrades on any auction rate securities we hold, we may be required to recognize impairment charges against income.

During the first quarter of fiscal 2008, we reclassified all of our auction rate securities from current assets to non-current assets on our consolidated balance sheet, as we do not expect these securities to be successfully auctioned or recover their full or par value within the next 12 months.

NOTE 5. Comprehensive Income

Comprehensive income for the three months and nine months ended November 1, 2008 and November 3, 2007 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Comprehensive income
Net income	$7,438	$6,675	$5,582	$4,137
Unrealized loss on marketable securities	(714)	—	(950)	—

Total comprehensive income	$6,724	$6,675	$4,632	$4,137

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

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformity with generally accepted accounting principles. Unlike Statement on Auditing Standards No. 69 “The Meaning of Present Fairly in Conformity With GAAP,” SFAS 162 is directed to the entity rather than the auditor. The statement is effective November 15, 2008 and we do not expect its adoption to impact our results of operations, financial position or cash flows.

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

We adopted SFAS No. 157 “Fair Value Measurements,” or SFAS 157, on February 3, 2008 (Refer to NOTE 7 – Fair Value Measurements). During 2008, the FASB issued the following amendments to SFAS 157:

•

FASB Staff Position, or FSP, No. 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” amends SFAS 157 to remove certain leasing transactions from its scope. FSP No. 157-1 did not have any impact on our financial condition or results of operations.

•

FSP No. 157-2 “Effective Date of FASB Statement No. 157” delays the effective date of SFAS 157 from 2008 to 2009 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact the adoption of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis may have on our financial condition or results of operations.

•

FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” or FSP No. 157-3, clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 is effective October 2008, including prior periods for which financial statements have not been issued. FSP No. 157-3 did not have any impact on our financial condition or results of operations.

NOTE 7. Fair Value Measurements

In September 2006, the FASB issued SFAS 157. We adopted SFAS 157 on February 3, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis.

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

Level 1: Observable inputs such as quoted prices in active markets (the fair value hierarchy gives the highest priority to Level 1 inputs);

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions (the fair value hierarchy gives the lowest priority to Level 3 inputs).

Financial assets and liabilities measured at fair value on a recurring basis as of November 1, 2008 consisted of the following (in thousands):

	Balance at November 1, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities (available for sale)	$7,607	$7,607	$—	$—
Auction rate securities (non-current)	9,545	—	—	9,545

Total assets	$17,152	$7,607	$—	$9,545

Liabilities:
Deferred compensation plan (non-current)	$1,183	$1,183	$—	$—

The fair value of our short-term marketable securities and deferred compensation plan liability is determined based on quoted prices of identical assets that are trading in active markets. The deferred compensation plan liability represents the amount that would be earned by participants if the funds were invested in securities traded in active markets. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities was initially determined in the first quarter of fiscal 2008 based on a valuation model prepared by the broker-dealer that held these securities on our behalf. We reviewed and found reasonable the valuation model and methodologies used by the broker-dealer. In addition, we have continued to update the model using current assumptions as of the end of the third quarter of fiscal 2008. The model values the securities by estimating the present value of future principal and interest payments discounted at rates considered to reflect current market conditions. Assumptions used in the valuation include those made about the liquidity horizon, or period of time expected, before the securities are successfully auctioned; coupon rates; weighted average cost of capital; and holding spreads and yields. Other factors that impact our valuation include changes to credit ratings of our auction rate securities as well as to the underlying assets supporting these securities and the ongoing strength and quality of the credit markets. Our valuation is subject to uncertainties that are difficult to predict and could change significantly based on future market conditions.

The activity of our auction rate securities through the third quarter of fiscal 2008, whose fair value was measured using Level 3 inputs, is summarized below (in thousands):

	Current	Non-current
Carrying value as of February 2, 2008	$21,190	$—
Settlements*	(10,790)	—
Total losses
Included in earnings	—	—
Included in other comprehensive income**		(855)
Transfers between current and non-current*	(10,400)	10,400

Carrying value as of November 1, 2008	$—	$9,545

*	Settlements and transfers occurred during the first quarter of fiscal 2008.
**	Temporary losses of $72,000, $82,000 and $701,000 occurred during the first, second and third quarters of fiscal 2008, respectively.

NOTE 8. Deferred Compensation Plan

In August 2006, we adopted the Hot Topic, Inc. Management Deferred Compensation Plan, or the Deferred Compensation Plan, for the purpose of providing highly compensated employees and members of our Board a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan. As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held within a ‘rabbi trust’ on our consolidated balance sheet. We do not currently contribute to the Deferred Compensation Plan. As of November 1, 2008, assets and associated liabilities of the Deferred Compensation Plan were $1,247,000 and $1,183,000, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheet. As of November 3, 2007, assets and associated liabilities of the Deferred Compensation Plan were $1,045,000 and $1,124,000, respectively.

NOTE 9. Valuation of Long-Lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management.

In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow so as not to trigger impairment charges, material changes in results could result in future impairment charges. For the three months and nine months ended November 1, 2008, we recorded impairment charges of $282,000 and $946,000, respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations. For the three months and nine months ended November 3, 2007, we recorded impairment charges of $629,000 and $1,035,000, respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations.

NOTE 10. Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million. The credit agreement was renewed as of August 1, 2008 under similar terms, and will expire on September 1, 2009. Letters of credit are issued under the credit agreement, which are primarily used for inventory purchases. There were letters of credit for $199,000 outstanding at November 1, 2008.

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

As of November 1, 2008, the liability for income tax associated with unrecognized tax benefits was $2.0 million ($1.6 million, net of federal benefit), of which $0.4 million ($0.3 million, net of federal benefit) related to interest and penalties and our effective tax rate will be affected by any portion of this liability we may recognize.

Our liability at November 1, 2008 reflects a decrease of $0.3 million ($0.2 million, net of federal benefit) from February 2, 2008 and August 2, 2008, both of which were $2.3 million ($1.8 million, net of federal benefit), of which $0.5 million ($0.3 million, net of federal benefit) related to interest and penalties. This decrease in our liability for unrecognized tax benefits is as a result of settlements with taxing authorities.

We believe that it is reasonably possible that $0.9 million ($0.6 million, net of federal benefit) of our liability for unrecognized tax benefits and $0.2 million ($0.1 million, net of federal benefit) of associated interest and penalties may be recognized in the next 12 months due to the settlement of audits and the expiration of statutes of limitations. As such, we have classified this amount as a current liability.

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits in tax expense. Tax expense during the three months and nine months ended November 1, 2008 and November 3, 2007 related to interest and penalties was not material.

We operate stores throughout the United States and Puerto Rico, and as a result, we file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations for years before fiscal 2003. While it is often difficult to predict the final outcome or the timing or resolution of any particular uncertain tax position, we believe our reserves for income taxes represent the most probable outcome. We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by these sections. These statements include, for example, statements regarding our expectations, beliefs, intentions or strategies regarding the future, such as the extent and timing of future revenues and expenses, economic conditions affecting consumer demand, ability to grow or maintain comparable store sales and other expected financial results and information. All forward-looking statements included in this report are based on information available to us as of the date of this report. We will not necessarily update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied. Risks, uncertainties and other factors related to us are located, among other places, in this Part I, Item 2 and in Part II, Item 1A under the caption “Risk Factors.”

OVERVIEW

We are a mall- and web-based specialty retailer operating the Hot Topic® and Torrid® concepts as well as the e-space music discovery concept, ShockHound™. At Hot Topic, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items for young men and women principally between the ages of 12 and 22. At our Torrid stores, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females principally between the ages of 15 and 29. At ShockHound, music lovers of all ages can come together and purchase MP3s and music merchandise, share their music interests, read the latest music news, and enjoy exclusive editorial content about their favorite artists. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. We launched ShockHound during the third quarter of fiscal 2008. We sell merchandise on our websites www.hottopic.com and www.torrid.com which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. We sell music merchandise and MP3s on our website www.shockhound.com. We currently have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts, and the very early stage of business operations of our ShockHound concept. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

At Hot Topic, our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. Within pop culture, we believe music plays a primary and integral role in the minds, activities and preferences of our target customers. We continue to implement a comprehensive music strategy which was developed in early fiscal 2007 and encompasses a high level of focus on the in-store music experience. Our strategy has also evolved to be much less dependent on major artists and focuses on a wide offering of band merchandise through the support of emerging rock artists.

Our Torrid division focuses on fashion forward apparel and accessories for plus-size women. Our target customers have a youthful attitude and desire to reflect current fashion trends in their dress. Elements of Torrid’s business strategy include focusing on current fashion trends, listening to the customer and emphasizing customer service and the in-store experience. We believe that we continue to make significant progress in the development of our Torrid brand. During the second quarter of fiscal 2008, we rolled out our private label Torrid credit card program, divastatusSM and together with consistent marketing, the growth of our loyalty program, divastyle®, in-store operational improvements, and the refocus of the assortment to more correctly reflect our customers’ attitudes and preferences, we believe that the recognition of our Torrid brand will continue to grow.

As part of our ongoing and evolving music strategy, we developed and launched ShockHound during the third quarter of fiscal 2008. ShockHound represents all music genres and is loaded with a vast selection of MP3s, band merchandise, exclusive editorial content and original programming. We encourage our members to be part of the ShockHound experience by offering them the opportunity to join in the musical dialogue via a social networking platform. We recognize that our customers learn about and acquire music differently than they have in the past and we believe we can meet their needs by providing a more comprehensive, authentic online music discovery experience.

During the three months and nine months ended November 1, 2008, comparable store sales were up 1.0% and down 0.8%, respectively, consisting of a Hot Topic division comparable store sales increase of 1.7% and a decrease of 0.4%, respectively, and Torrid division comparable store sales decreases of 3.0% and 2.3%, respectively, as compared to the same periods in the third quarter of fiscal 2007. Overall comparable sales increased in the Hot Topic division, primarily due to continued improvement in fashion accessories, driven by beauty and intimate apparel. Increases in women’s and men’s bottoms were offset by weak sales of men’s and women’s novelty and fashion tops. Although the music category experienced a slight decline in comparable sales, primarily due to declines in rock tee-shirts, we continued to see improvement in the sales of rock apparel and CDs. The comparable store sales decline at our Torrid division was mainly due to declines in apparel, particularly in pants and novelty and fashion tops, partially offset by increases in dresses and sweaters.

At the end of the third quarter of fiscal 2008, we operated 683 Hot Topic stores throughout the United States and Puerto Rico, and 158 Torrid stores in 36 states, compared to 695 Hot Topic stores and 147 Torrid stores at the end of the third quarter of fiscal 2007. During the third quarter of fiscal 2008, we opened one new Hot Topic store and one new Torrid store, and closed two Hot Topic stores and one Torrid store. We also remodeled or relocated two Hot Topic stores during the third quarter of fiscal 2008; one of the relocations saw the store’s square footage change by over 15%. We currently anticipate opening approximately 15 new stores, consisting of four new Hot Topic stores and 11 new Torrid stores, during fiscal 2008. We also plan to remodel or relocate approximately 15 existing Hot Topic stores and plan to close approximately 14 Hot Topic stores and two Torrid stores in fiscal 2008. We believe that prudently managing our store fleet will allow us to maximize our returns, particularly in the current economic environment. We are committed to identifying the best store locations and negotiating the most favorable lease terms in order to attain this goal.

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

RESULTS OF OPERATIONS

Three Months Ended November 1, 2008 Compared to the Three Months Ended November 3, 2007

The following table shows, for the periods indicated, certain selected statement of income data expressed as a percentage of net sales. The discussion that follows should be read in conjunction with this table:

For the three months ended:	November 1, 2008	November 3, 2007
Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	62.4	63.7

Gross margin	37.6	36.3
Selling, general and administrative expenses	31.6	30.7

Income from operations	6.0	5.6
Interest and other income, net	0.3	0.2

Income before provision for income taxes	6.3	5.8
Provision for income taxes	2.5	2.3

Net income	3.8%	3.5%

Net sales increased $8.8 million, or 4.7%, to $197.3 million during the third quarter of fiscal 2008 from $188.5 million during the third quarter of fiscal 2007. The components of this $8.8 million increase in net sales are as follows:

Amount (millions)	Description
$4.2	Increase in Internet sales (hottopic.com and torrid.com).

3.6	Increase in net sales from new Torrid stores opened since the third quarter of the prior year and Torrid stores not yet qualifying as comparable stores.

2.4	Increase in comparable net sales from Hot Topic stores in the third quarter of fiscal 2008 compared to the corresponding period from the previous fiscal year.

1.4	Increase in net sales from new Hot Topic stores opened since the third quarter of the prior year and Hot Topic stores not yet qualifying as comparable stores.

0.4	Increase in net sales during the third quarter of fiscal 2008 from eight expanded or relocated Hot Topic stores, not yet qualifying as comparable stores.

(0.8)	Decrease in comparable net sales from Torrid stores in the third quarter of fiscal 2008 compared to the corresponding period from the previous fiscal year.

(2.4)	Decrease in net sales due to the closure of 10 Hot Topic stores and two Torrid stores during the first nine months of fiscal 2008.

$8.8	Total

At the end of the third quarter of fiscal 2008, 643 of the 683 Hot Topic stores were included in the comparable store base, compared to 628 of the 695 Hot Topic stores open at the end of the third quarter of fiscal 2007. At the end of the third quarter of fiscal 2008, 127 of the 158 Torrid stores were included in the comparable store base, compared to 124 of the 147 Torrid stores open at the end of the third quarter of fiscal 2007. Sales of our Hot Topic division’s apparel, including tee-shirts, as a percentage of total net sales, decreased to 53% during the third quarter of fiscal 2008 from 56% for the third quarter of fiscal 2007.

Gross margin increased $5.7 million, or 8.3%, to $74.2 million during the third quarter of fiscal 2008 from $68.5 million during the third quarter of fiscal 2007. As a percentage of net sales, gross margin increased to 37.6% during the third quarter of fiscal 2008 from 36.3% in the third quarter of fiscal 2007. The significant components of this 1.3% increase in gross margin as a percentage of net sales are as follows:

%	Description
0.6	Decrease in store occupancy expense, primarily due to lower store rents, partially offset by higher common area maintenance costs.
0.5	Decrease in distribution expenses primarily due to productivity improvements and lower freight costs.
0.4	Decrease in store depreciation primarily due to lower accelerated depreciation expense of leasehold improvements as a result of fewer relocations and remodels prior to lease terminations.
(0.2)	Decrease in merchandise margin as a result of higher markdowns and increased freight costs, partially offset by higher realized initial markups.

1.3%	Total

Selling, general and administrative expenses increased $4.4 million, or 7.6%, to $62.4 million during the third quarter of fiscal 2008 compared to $58.0 million during the third quarter of fiscal 2007. As a percentage of net sales, selling, general and administrative expenses increased to 31.6% in the third quarter of fiscal 2008 compared to 30.7% in the third quarter of fiscal 2007. The significant components of the 0.9% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
1.2	Increase in other general and administrative expense mainly due to performance based bonus accrual.
0.6	Increase in marketing expenses primarily due to online related marketing efforts and music related sponsorships.
0.1	Increase in non-cash stock-based compensation expense primarily due to prior year decreases in expense related to restricted stock unit awards.
(0.1)	Decrease in preopening expenses as a result of fewer new, relocated and remodeled stores.
(0.2)	Decrease in store payroll mainly due to the leverage on higher sales.
(0.2)	Decrease in impairment and loss on disposal of fixed assets.
(0.5)	Decrease in other store expenses primarily due to leverage on higher sales and savings related to reduced telecommunication costs.

0.9%	Total

Income from operations increased $1.3 million to $11.8 million during the third quarter of fiscal 2008 from $10.5 million during the third quarter of fiscal 2007. As a percentage of net sales, income from operations was 6.0% in the third quarter of fiscal 2008 compared to 5.6% in the third quarter of fiscal 2007.

Net interest income increased $0.1 million, or 23.4%, to $0.5 million during the third quarter of fiscal 2008 from $0.4 million during the third quarter of fiscal 2007. The total dollar increase in net interest income was attributable to higher invested cash balances during the third quarter of fiscal 2008. As a percentage of net sales, net interest income was 0.3% in the third quarter of fiscal 2008 compared to 0.2% in the third quarter of fiscal 2007.

Provision for income taxes was $4.8 million for the third quarter of fiscal 2008 compared to $4.2 million for the third quarter of fiscal 2007. The effective tax rate was 39.4% for the third quarter of fiscal 2008 compared to 38.9% for the third quarter of fiscal 2007. The increase in the effective tax rate was due to an increase in state and local taxes.

Nine Months Ended November 1, 2008 Compared to the Nine Months Ended November 3, 2007

The following table shows, for the periods indicated, certain selected statement of income data expressed as a percentage of net sales. The discussion that follows should be read in conjunction with this table:

For the nine months ended:	November 1, 2008	November 3, 2007
Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	65.3	66.3

Gross margin	34.7	33.7
Selling, general and administrative expenses	33.2	32.7

Income from operations	1.5	1.0
Interest and other income, net	0.3	0.3

Income before provision for income taxes	1.8	1.3
Provision for income taxes	0.7	0.5

Net income	1.1%	0.8%

Net sales increased $15.7 million, or 3.1%, to $523.1 million during the first nine months of fiscal 2008 from $507.4 million during the first nine months of fiscal 2007. The components of this $15.7 million increase in net sales are as follows:

Amount (millions)	Description
$13.6	Increase in net sales from new Torrid stores opened since the third quarter of the prior year and Torrid stores not yet qualifying as comparable stores.
7.3	Increase in Internet sales (hottopic.com and torrid.com).
4.2	Increase in net sales from new Hot Topic stores opened since the third quarter of the prior year and Hot Topic stores not yet qualifying as comparable stores.
1.0	Increase in net sales from eight expanded or relocated Hot Topic stores, not yet qualifying as comparable stores.
(1.6)	Decrease in comparable net sales from Hot Topic stores in the first nine months of fiscal 2008 compared to the corresponding period from the previous fiscal year.
(2.0)	Decrease in comparable net sales from Torrid stores in the first nine months of fiscal 2008 compared to the corresponding period from the previous fiscal year.
(6.8)	Decrease in net sales due to the closure of 10 Hot Topic stores and two Torrid stores during the first nine months of fiscal 2008.

$15.7	Total

Sales of our Hot Topic division’s apparel, including tee-shirts, as a percentage of total net sales, decreased to 55% during the first nine months of fiscal 2008 from 56% for the first nine months of fiscal 2007.

Gross margin increased $10.4 million, or 6.1%, to $181.4 million during the first nine months of fiscal 2008 from $171.0 million during the first nine months of fiscal 2007. As a percentage of net sales, gross margin increased to 34.7% during the first nine months of fiscal 2008 from 33.7% in the first nine months of fiscal 2007. The significant components of this 1.0% increase in gross margin as a percentage of net sales are as follows:

%	Description
0.4	Decrease in distribution expenses primarily due to productivity improvements, lower depreciation and lower usage of outside personnel.
0.4	Decrease in store depreciation primarily due to lower accelerated depreciation expense of leasehold improvements as a result of fewer relocations and remodels prior to lease terminations.
0.2	Increase in merchandise margin primarily due to higher realized initial markups, partially offset by higher markdowns and freight costs.
0.1	Decrease in store occupancy expense, primarily due to lower store rents, partially offset by higher common area maintenance costs.
(0.1)	Increase in buying costs due to higher payroll expenses and deleveraging these expenses over lower comparable stores sales.

1.0%	Total

Selling, general and administrative expenses increased $7.8 million, or 4.7%, to $173.5 million during the first nine months of fiscal 2008 compared to $165.7 million during the first nine months of fiscal 2007. As a percentage of net sales, selling, general and administrative expenses increased to 33.2% in the first nine months of fiscal 2008 compared to 32.7% in the first nine months of fiscal 2007. The significant components of the 0.5% increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
0.8	Increase in other general and administrative expense mainly due to increased payroll expenses, primarily performance based bonus accrual.
0.3	Increase in marketing expenses primarily due to online related marketing efforts and music related sponsorships, and increased frequency of direct mailings.
(0.1)	Decrease in store payroll expenses.
(0.1)	Decrease in depreciation and amortization primarily due to a decrease in depreciation expense of computer hardware and software.
(0.4)	Decrease in other store expenses primarily due to savings related to the reduced telecommunication costs, and lower repairs and maintenance costs, partially offset by an increase in store supplies.

0.5%	Total

Income from operations increased $2.6 million to $7.9 million during the first nine months of fiscal 2008 from $5.3 million during the first nine months of fiscal 2007. As a percentage of net sales, income from operations was 1.5% in the first nine months of fiscal 2008 compared to 1.0% in the first nine months of fiscal 2007.

Net interest income decreased $0.2 million, or 13.3%, to $1.3 million in the first nine months of fiscal 2008 from $1.5 million in the first nine months of fiscal 2007. The total dollar decrease in net interest income was attributable to lower interest rate yields on our invested cash, partially offset by higher interest yields from higher invested cash balances. As a percentage of net sales, net interest income remained the same at 0.3% in the first nine months of fiscal 2008 and the first nine months of fiscal 2007.

Provision for income taxes was $3.6 million for the first nine months of fiscal 2008 compared to $2.7 million for the first nine months of fiscal 2007. The effective tax rate was 39.4% for the first nine months of fiscal 2008 compared to 39.2% for the first nine months of fiscal 2007. The increase in the effective tax rate was due to an increase in state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

Historically and during the first nine months of fiscal 2008, our primary uses of cash have been to purchase merchandise inventories, improve our information technology infrastructure and finance store relocations, remodels and to a lesser extent recently, store openings. In the past we have also made periodic repurchases of our common stock. During the first nine months of fiscal 2008 and consistent with recent years, we satisfied our cash requirements principally from cash flows from operations. We also maintain a $5.0 million unsecured credit agreement for issuing letters of credit for inventory purchases. There were letters of credit for $199,000 outstanding at November 1, 2008. Cash, cash equivalents and short- and long-term investments held by us were $69.9 million and $53.3 million as of November 1, 2008 and February 2, 2008, respectively. We believe our current cash balances and cash generated from operations will be sufficient to fund our operations through at least the next 12 months.

Our short-term investments consist of interest-bearing variable rate securities, are backed by government bonds, have maturities in excess of three months and are accounted for as available for sale. As of November 1, 2008, our short-term investments were $7.6 million. Our remaining investments are in AAA/Aaa rated auction rate securities that are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education. Our auction rate floating securities are debt instruments with maturities that range from 25 to 32 years and with interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold and historically has provided a liquid market for them. Negative market conditions continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value as of the end of the third quarter of fiscal 2008. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities was initially determined in the first quarter of fiscal 2008 based on a valuation model prepared by the broker-dealer that held these securities on our behalf. We reviewed and found reasonable the valuation model and methodologies used by the broker-dealer. In addition, we have continued to update the model using current assumptions as of the end of the third quarter of fiscal 2008.

As of November 1, 2008 and February 2, 2008, the fair value of our auction rate securities was $9.5 million and $21.2 million, respectively. The decrease represents a $10.8 million liquidation in the first quarter of fiscal 2008 and a decline in fair value of $0.9 million from February 2, 2008, of which $0.7 million relates to the third quarter of fiscal 2008. This $0.9 million decline is deemed temporary as we have the intent and ability to hold these investments until anticipated full or substantial recovery in fair value occurs. Accordingly, for the first nine months of fiscal 2008, we have recorded an unrealized loss of $0.9 million in accumulated other comprehensive income reflected in the shareholders’ equity section of the consolidated balance sheet. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide not to hold these investments until full or substantial recovery, we may be required to recognize impairment charges against income. During the first quarter of fiscal 2008, we reclassified all of our auction rate securities from current assets to non-current assets on our consolidated balance sheet, as we do not expect them to successfully auction and recover their full or par value within the next 12 months.

While the auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Net cash flows provided by operating activities were $35.9 million in the first nine months of fiscal 2008 compared to $25.9 million in the first nine months of fiscal 2007. The $10.0 million increase in cash flows from operating activities in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 was primarily attributable to a decrease in inventory and an increase in income tax payable, partially offset by decreases in accounts payable and deferred rent.

Net cash flows used in investing activities were $48,000 in the first nine months of fiscal 2008 compared to $17.3 million used in the first nine months of fiscal 2007. The $17.2 million decrease in cash flows used in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 was attributable to $21.4 million less purchases of property and equipment, partially offset by a $4.2 million decrease in proceeds from the sale of short- and long-term investments, net of purchases.

Net cash flows provided by financing activities were $0.4 million in the first nine months of fiscal 2008 compared to $5.5 million net cash flows used in financing activities in the first nine months of fiscal 2007. The $5.9 million increase in cash flows provided by financing activities in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 is mainly as a result of the $7.2 million used to repurchase common stock in the first nine months of fiscal 2007, offset by a decrease in the proceeds from the exercise of stock options.

The following table summarizes our contractual obligations as of November 1, 2008, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period (in thousands)
Contractual obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating leases	$346,582	$58,260	$110,060	$88,528	$89,734
Purchase obligations	56,250	56,250	—	—	—
Letters of credit and other obligations	1,252	1,252	—	—	—
Income tax audit settlements¹	584	584	—	—	—

Total contractual obligations	$404,668	$116,346	$110,060	$88,528	$89,734

(1)	The $0.6 million of income tax audit settlements are unrecognized tax benefits as determined under Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109,” for which the statutes of limitations are expected to expire in fiscal 2008; and for final settlement in fiscal 2008 of certain open audits. Due to the uncertainty regarding the timing of future cash outflows associated with other non-current unrecognized tax benefits of $0.7 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amount in the contractual obligations table above.

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

We are not a party to any derivative financial instruments. Our exposure to market risk primarily relates to changes in interest rates on our investments with maturities of less than three months (which are considered to be cash and cash equivalents) and short- and long-term investments with maturities in excess of three months. A 100 basis point change in interest rates over a three- or 12-month period would not have a material impact on the fair value of our investment portfolio as of November 1, 2008.

We hold investments in AAA/Aaa rated auction rate securities that are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education. Our auction rate floating securities are debt instruments with maturities that range from 25 to 32 years and interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold, and historically has provided a liquid market for them. Negative market conditions continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions pertaining to the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value as of the end of the third quarter of fiscal 2008. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities was initially determined in the first quarter of fiscal 2008 based on a valuation model prepared by the broker-dealer that held these securities on our behalf. We reviewed and found reasonable the valuation model and methodologies used by the broker-dealer. In addition, we have continued to update the model using current assumptions as of the end of the third quarter of fiscal 2008.

As of November 1, 2008 and February 2, 2008, the fair value of our auction rate securities was $9.5 million and $21.2 million, respectively. The decrease represents a $10.8 million liquidation in the first quarter of fiscal 2008 and a decline in fair value of $0.9 million from February 2, 2008, of which $0.7 million relates to the third quarter of 2008. This $0.9 million decline is deemed temporary as we have the intent and ability to hold these investments until anticipated full or substantial recovery in fair value occurs. Accordingly, for the first nine months of fiscal 2008, we have recorded an unrealized loss of $0.9 million in accumulated other comprehensive income reflected in the shareholders’ equity section of the consolidated balance sheet. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide not to hold these investments until full or substantial recovery, we may be required to recognize impairment charges against income. During the first quarter of fiscal 2008, we reclassified all of our auction rate securities from current assets to non-current assets on our consolidated balance sheet, as we do not expect them to successfully auction and recover their full or par value within the next 12 months.

While the auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Item 4.	Controls and Procedures

Our management maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

CERTAIN RISKS RELATED TO OUR BUSINESS

Before deciding to invest in Hot Topic, Inc. or to maintain or increase an investment in Hot Topic, Inc., readers should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The risks described below are not the only risks we face. Additional risks that are not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks actually occur, our business, financial condition and results of operations could be seriously harmed, and our stock price could decline. The risks described below include certain revisions to the risks set forth in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

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

A variety of factors affect our comparable store sales including, among others, the timing of new music releases and music/pop culture-related products; music and fashion trends; the general retail sales environment and the effect of the overall economic environment including the current credit crisis and associated economic downturn; our ability to efficiently source and distribute products; changes in our merchandise mix; ability to attain exclusivity and certain pop culture-related licenses; competition from other retailers; opening of new stores in existing markets and our ability to execute our business strategy efficiently. The following table shows our comparable store sales results for fiscal 2008 and other recent periods:

Fiscal Year	2008	2007	2006	2005
Year to Date/Total Year	(0.8)%	(4.4)%	(6.6)%	(3.4)%

1st Quarter	(2.8)%	(2.3)%	(9.6)%	0.9%
2nd Quarter	(0.9)%	(5.8)%	(5.5)%	(3.5)%
3rd Quarter	1.0%	(2.6)%	(6.8)%	(6.2)%
4th Quarter		(6.3)%	(5.3)%	(3.8)%

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

Since our inception, we have expanded our business to include our Torrid concept and more recently, our new e-space music concept called ShockHound, in addition to our historical Hot Topic concept. We may implement other new concepts in the future. Starting and operating new concepts presents new and challenging risks and uncertainties, including, among others, unanticipated operational problems; lack of experience; lack of customer acceptance; new vendor relationships; competition from existing and new retailers and diversion of management’s attention from our existing concepts. If we do not operate ShockHound or any new concept effectively, it could materially impact our business.

ShockHound is subject to the general risks for new concepts described above as well as its own particular risks and uncertainties, such as risks related to maintaining access to third party digital content and maintaining adequate information technology and data security systems. ShockHound faces substantial competition from companies such as eMusic, MySpace music, Apple Inc. and Amazon.com Inc. that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships. Some current and potential competitors have substantial resources and experience, and they may be able to provide such music discovery content at little or no profit or even at a loss. We cannot assure you that we will be able to provide services that effectively compete. Also, this new concept requires us to contract with third party owners, providers and/or distributors to offer digital content through ShockHound. We could also be required to pay substantial fees to obtain or renew the rights to this content. Typically, licensing arrangements are short-term and do not guarantee the continuation or renewal of these arrangements on reasonable terms. Some third-party content providers currently, or may in the future, offer competing products and services and could take action to make it more difficult or impossible for us to license their content in the future. Other digital content owners, providers or distributors may lose their rights to distribute digital content, seek to limit our access to, or increase the total cost of, such content. If we were unable to offer a wide variety of music content at reasonable prices with acceptable usage rules, our financial condition and operating results could be adversely affected.

Economic conditions could change in ways that reduce our sales or increase our expenses.

Certain economic conditions could affect the level of consumer spending on merchandise we offer, including, among others, employment levels; salary and wage levels; interest rates; gas prices; availability of consumer credit; taxation; and consumer confidence in future economic conditions. For example, the current credit crisis and economic downturn have significantly reduced consumer spending levels in general. We are also dependent upon the continued popularity of malls as a shopping destination, the ability of shopping mall anchor tenants and other attractions to generate customer traffic and the development of new shopping malls. A continued slowdown in the United States economy or an uncertain economic outlook could continue to lower consumer spending levels and cause a decrease in shopping mall traffic or new shopping mall development, each of which would adversely affect our growth, sales results and financial performance.

Our strategy of remodeling, relocating or closing existing stores, and opening new stores, may not achieve its anticipated benefits and could create challenges we may not be able to adequately meet.

Prior to fiscal 2007, our net sales grew primarily as a result of the opening of new stores and, to a lesser extent, the introduction of new products. We intend to evolve our existing business by remodeling, relocating or closing certain existing stores and to continue to open and operate new stores for the foreseeable future. We plan to remodel or relocate approximately 15 existing Hot Topic stores and plan to close approximately 14 Hot Topic stores and two Torrid stores in fiscal 2008. We also currently anticipate opening approximately four new Hot Topic stores and approximately 11 new Torrid stores during fiscal 2008.

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

The profitability of our business depends to a certain degree upon the price of petroleum products, both as a component of the transportation costs for delivery of inventory from our vendors to our stores and as a raw material used in the production of our merchandise. Although at the date of this report petroleum prices have begun to decline, they had recently risen to historic or near historic highs. We are unable to predict what the price of crude oil and the resulting petroleum products will be in the future. We may be unable to pass along to our customers the increased costs that would result from higher petroleum prices. Therefore, any such increase could have a material adverse impact on our business and profitability.

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

We hold investments in AAA/Aaa rated auction rate securities that are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education. Negative market conditions continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value as of the end of the third quarter of fiscal 2008. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities was initially determined in the first quarter of fiscal 2008 based on a valuation model prepared by the broker-dealer that held these securities on our behalf. We reviewed and found reasonable the valuation model and methodologies used by the broker-dealer. In addition, we have continued to update the model using current assumptions as of the end of the third quarter of fiscal 2008.

As of November 1, 2008 and February 2, 2008, the fair value of our auction rate securities was $9.5 million and $21.2 million, respectively. The decrease represents a $10.8 million liquidation in the first quarter of fiscal 2008 and a decline in fair value of $0.9 million from February 2, 2008, of which $0.7 million relates to the third quarter of fiscal 2008. This $0.9 million decline is deemed temporary as we have the intent and ability to hold these investments until anticipated full or substantial recovery in fair value occurs. Accordingly, for the first nine months of fiscal 2008, we have recorded an unrealized loss of $0.9 million in accumulated other comprehensive income reflected in the shareholders’ equity section of the consolidated balance sheet. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide not to hold these investments until full or substantial recovery, we may be required to recognize impairment charges against income.

We also place most of our cash with a few principal banks that are high credit quality financial institutions. Amounts less than $250,000 are placed at several other financial institutions. Our cash deposits generally are in excess of the $250,000 Federal Deposit Insurance Corporation, or FDIC, insurance limits. If the financial banking markets experience disruption, we may need to temporarily rely on other forms of liquidity, or potentially we could suffer the loss of our cash deposits that exceed the FDIC insurance limits.

Recording impairment charges for certain underperforming Hot Topic and Torrid stores may negatively impact our future financial condition or results of operations, and closing stores might not have a positive impact on our operating results.

Based on our review of certain underperforming stores, we recorded $0.9 million, $1.6 million and $3.4 million in impairment charges during the first nine months of fiscal 2008, the full year fiscal 2007 and the full year fiscal 2006, respectively. There can be no assurance that we will not incur future impairment charges for underperforming stores, which could have a significant negative impact on our operating results. In addition, we closed two Hot Topic stores and one Torrid store during the third quarter of fiscal 2008. Although the stores that closed during the third quarter of fiscal 2008 had been underperforming as compared with our other Hot Topic and Torrid stores, there is no assurance these store closures will have a significant positive impact on our operating results. We expect to close approximately 14 Hot Topic stores and two Torrid stores in fiscal 2008. We also expect to identify and close additional underperforming stores in the future, which also could adversely affect our operating results.

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

To the extent that any of our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, could harm our, or our vendors’, ability to source product. This disruption could materially limit the merchandise that we would have available for sale and reduce our revenues and earnings. Trade restrictions in the form of tariffs or quotas, or both, that are applicable to the products that we sell also could affect the import of those products and could increase the cost and reduce the supply of products available to us. Further, changes in tariffs or quotas for merchandise imported from individual foreign countries could lead us to shift our sources of supply among various countries. Any shift we might undertake in the future could result in a disruption of our sources of supply and lead to a reduction in our revenues and earnings. Supply chain security initiatives undertaken by the United States government that impede the normal flow of product could also negatively impact our business.

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

We sell merchandise over the Internet through our websites www.hottopic.com, www.torrid.com and www.shockhound.com. Our Internet operations are subject to numerous risks and pose risks to our overall business, including, among other things, hiring, retention and training of personnel to conduct the Internet operations; diversion of sales from our stores; rapid technological change and the need to invest in additional computer hardware and software to support sales; liability for online content;

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

We have historically used stock options as a component of our total employee compensation program in order to align employees’ interests with the interests of our shareholders, encourage employee retention and provide competitive compensation and benefit packages. As a result of the decline in our stock price in recent periods, many of our employee stock options have exercise prices in excess of our current stock price, which reduces their value and could affect our ability to retain present, or attract prospective employees. There are other forms of stock-based compensation available to us, but these are similarly less attractive when a company’s stock price is declining. In addition, in accordance with SFAS 123R, we began recording expenses for stock-based payments, including stock options, in the first quarter of fiscal 2006. As a result, we now incur increased compensation costs associated with our stock-based compensation programs. Moreover, difficulties relating to obtaining shareholder approval of equity compensation plans could make it harder or more expensive for us to grant stock-based payments to employees in the future. Like other companies, we review our equity compensation strategy in light of regulatory and competitive environments, and we may decide to reduce the total number of options granted, or the form of stock awards, to employees, or reduce the number of employees who receive stock-based payments. Due to this change in our stock-based compensation strategy, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business

Our reliance on Federal Express, temporary employees and other mechanics of shipping of our merchandise creates distribution risks and uncertainties that could hurt our sales and business.

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

The retail apparel and accessory industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified associates and management personnel. Our Hot Topic stores currently compete with street alternative stores located primarily in metropolitan areas; with other shopping mall-based teenage-focused retailers and their subsidiaries such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Anchor Blue, Charlotte Russe, Claire’s Stores, Inc., Forever 21, Pacific Sunwear of California, Inc., Spencer Gifts, Inc., H&M, The Buckle, Wet Seal, Inc., Urban Outfitters, Inc. and Zumiez, Inc.; and, to a lesser extent, with music stores such as Best Buy Co., Inc. and Borders Group, Inc., and mail order catalogs and websites. Torrid has additional competitors, such as Alloy, Inc., Charming Shoppes, Inc., Deb Shops, Delia’s Corp. and plus-size departments in department stores and discount stores as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid products. ShockHound faces substantial competition from companies such as eMusic, MySpace music, Apple Inc. and Amazon.com Inc. Some of our competitors are larger and may have greater financial, marketing and other resources. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices. Increased competition could have a material adverse effect on our business, results of operations and financial condition.

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

Our principal executive offices, a distribution center and a significant number of our stores are located in California. If we experience a sustained disruption in energy supplies, or if electricity and gas costs in California fluctuate dramatically, our results of operations could be materially and adversely affected. California is also subject to natural disasters such as earthquakes, fires and floods. A significant natural disaster or other catastrophic event affecting our facilities could have a material adverse impact on our business, financial condition and operating results.

There are numerous risks that could cause our stock price to fluctuate substantially and we may be at risk of securities class action litigation due to such fluctuations.

Our common stock is quoted on the Nasdaq Stock Market, which has experienced and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect our stock price without regard to our financial performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and comparable store sales; announcements by other apparel, accessory, music and gift item retailers; the trading volume of our stock; changes in estimates of our performance by securities analysts; litigation; overall economic and political conditions, including the current economic downturn; the condition of the financial markets, including the credit crisis, and other events or factors outside of our control could cause our stock price to fluctuate substantially, including significant declines in our stock price. In the past, shareholders have brought securities class action litigation against a company following a decline in the market price of its securities. To date, we have not been subject to securities class action litigation. However, we may in the future be the target of such litigation, which could result in substantial costs and divert our management’s attention and resources, and could harm our business.

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

There are other regulations and standards associated with our business operations. For example, an independent standards-setting organization working with credit card companies has developed regulations concerning payment card account security throughout the transaction process, called the Payment Card Industry (PCI) Data Security Standard. All merchants and service providers that store, process and transmit payment card data are required to comply with the regulations as a condition to accepting credit cards. The organization may levy fines on companies that are non-compliant, and though we attained full compliance during the third quarter of fiscal 2008, there is no guarantee we will not incur fines for our future inability to comply.

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

Item 5.	Other Information

On November 24, 2008, we entered into amended and restated employment letter agreements with Gerald Cook, our Chief Operating Officer, James McGinty, our Chief Financial Officer, and Christopher Daniel, our President, Torrid. These agreements were amended and restated primarily to bring them into documentary compliance with Section 409A of the Internal Revenue Code of 1986, as amended, and to reflect the current positions and compensation arrangements in effect for each individual. Copies of the amended and restated agreements are attached as Exhibits 10.1 through 10.3 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws, as amended. (2)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (1)

10.1a	Amended and Restated Employment Letter Agreement dated November 24, 2008 between the Registrant and Gerald Cook.

10.2a	Amended and Restated Employment Letter Agreement dated November 24, 2008 between the Registrant and James McGinty.

10.3a	Amended and Restated Employment Letter Agreement dated November 24, 2008 between the Registrant and Christopher Daniel.

31.1	Certification, dated November 25, 2008, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated November 25, 2008, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated November 25, 2008, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.
a	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc.
(Registrant)

Date: November 25, 2008	/s/ Elizabeth McLaughlin
Elizabeth McLaughlin
Chief Executive Officer (Principal Executive Officer)

Date: November 25, 2008	/s/ James McGinty
James McGinty
Chief Financial Officer (Principal Financial And Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws, as amended. (2)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (1)

10.1a	Amended and Restated Employment Letter Agreement dated November 24, 2008 between the Registrant and Gerald Cook.

10.2a	Amended and Restated Employment Letter Agreement dated November 24, 2008 between the Registrant and James McGinty.

10.3a	Amended and Restated Employment Letter Agreement dated November 24, 2008 between the Registrant and Christopher Daniel.

31.1	Certification, dated November 25, 2008, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated November 25, 2008, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated November 25, 2008, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.
a	Denotes management contract or compensatory plan or arrangement.