Form 10-K
period 2009-01-31
HOT TOPIC INC /CA/
filed 2009-03-24
CIK 1017712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of August 2, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $278,201,766 based on the closing price on that date of the Registrant’s Common Stock on the Nasdaq Stock Market. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates are deemed to be held by non-affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock was 43,951,326 as of March 23, 2009.

Documents Incorporated By Reference

Certain portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 9, 2009 to be filed with the Securities and Exchange Commission (the “SEC”) no later than 120 days after January 31, 2009, are incorporated by reference into Part III of this Form 10-K (Items 10 through 14).

HOT TOPIC, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE

FISCAL YEAR ENDED JANUARY 31, 2009

i

Cautionary Statement Regarding Forward-Looking Disclosure

This report contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by these sections. These statements include, for example, statements regarding our expectations, beliefs, intentions or strategies regarding the future, such as the extent and timing of future revenues and expenses, economic conditions affecting consumer demand, ability to grow or maintain comparable store sales and other expected financial results and information. All forward-looking statements included in this report are based on information available to us as of the date of this report. We will not necessarily update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied. Risks, uncertainties and other factors related to us are located, among other places, in Part I, Item 1A under the caption “Risk Factors” and in Part II, Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

ITEM 1.	BUSINESS

General

We are a mall- and web-based specialty retailer operating the Hot Topic® and Torrid® concepts, as well as the e-space music discovery concept, ShockHoundTM. At Hot Topic, our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. Within pop culture, we believe music plays a primary and integral role in the minds, activities and preferences of our target customers. We believe we have made significant strides in achieving our comprehensive music strategy developed in early fiscal 2007, which encompasses a high level of focus on the in-store music experience. We have also adopted strategies to focus on music and music/pop culture-oriented merchandise, operate a fundamentally regular price business and continue to emphasize superior customer service. At Hot Topic, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items for young men and women principally between the ages of 12 and 22. At Torrid, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females principally between the ages of 15 and 29. At ShockHound, music lovers of all ages can come together and purchase MP3s and music merchandise, share their music interests, read the latest music news and enjoy exclusive editorial content about their favorite artists. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. We launched ShockHound during the third quarter of fiscal 2008. We sell merchandise on our websites www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. We sell music merchandise and MP3s on our website www.shockhound.com. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

At the end of fiscal 2008 (the 52-week fiscal year ended January 31, 2009), we operated 681 Hot Topic stores throughout the United States and Puerto Rico, and 159 Torrid stores in 36 states, compared to 690 Hot Topic stores and 151 Torrid stores at the end of fiscal 2007. During fiscal 2008, we opened 4 new Hot Topic stores and 11 new Torrid stores, and closed 13 Hot Topic stores and 3 Torrid stores. We also remodeled or relocated 14 existing Hot Topic stores during fiscal 2008. We plan to remodel or relocate approximately 25 existing Hot Topic stores and to close approximately 10 Hot Topic and 5 Torrid stores during fiscal 2009 (the fiscal year ending January 30, 2010).

Our Markets

We developed Hot Topic, Torrid and ShockHound, in each case after recognizing a large, but specialized market niche, not widely serviced by national retail chains or online music providers.

The music-licensed apparel industry essentially began in the 1960s with bootleggers selling tee shirts at concert venues. Over the years, artists began to realize the commercial potential of licensing their likenesses and logos to tee shirt manufacturers and others who produced assorted merchandise.

The music industry and music merchandise industry have been significantly impacted by the availability and accessibility of the Internet and digital technology. This is in stark contrast to past decades when the vinyl record cover and a few magazines of modest circulation were the primary source of young people’s information about their music and favorite bands. Today’s media enable fans not only to listen to music and artists 24 hours a day, but also to experience a full sight and sound package of appearance and attitude.

As a result of today’s media reach, both emerging and well-known artists and the fashions they inspire are much more visible. We believe this increased visibility has contributed to a rise in demand for music/pop culture-licensed and music/pop culture-influenced apparel and accessories.

Hot Topic’s target customers are young men and women between the ages of 12 and 22 who are passionate about music and pop culture. We believe our music/pop culture-influenced merchandise appeals to teenagers from diverse socio-economic backgrounds and that our customers are broadly representative of the teenage population in the United States.

Our second retail concept, Torrid, was developed based upon feedback from plus-size female Hot Topic customers who wanted a store that catered to women like them. We concluded there were a significant number of young women consumers who were plus-size and unable to find and buy a broad enough selection of fashion forward clothes in comparison to their smaller sized friends. We launched Torrid in the first half of fiscal 2001, with the opening of six locations across the country, and a website, www.torrid.com. Our Torrid store target customers are plus-size females aged 15 to 29, who are primarily influenced by fashion trends and by pop culture. We believe our Torrid store assortment allows young customers wearing sizes 12 to 26 to match the style, excitement and selection available at other non-plus-size fashion retailers.

Our e-space music discovery concept, ShockHound, was launched during the third quarter of fiscal 2008. ShockHound encompasses multiple music genres and offers four core elements: online music downloads, a music merchandise retail store, exclusive editorial and video content, and social networking.

Hot Topic Business Strategy

Our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. Within pop culture, we believe music plays a primary and integral role in the minds, activities and preferences of our target customers. Elements of Hot Topic’s business strategy include:

•	Focus on Music, the Differentiating Cornerstone of our Brand

We continue to be committed to positioning ourselves firmly at the forefront of rock music, the core of our business. Music has continually evolved and the move to digital formats has impacted how teens learn about and access music. Today’s teenagers have diverse tastes across all genres of rock music. At Hot Topic, we continue to position our brand to be the authentic, credible voice for new music. Our music strategy has evolved to be much less dependent on major artists and now focuses on a wide offering of band merchandise through the support of emerging rock artists. Many of these new artists are initially identified by our associates and customers. Our music assortment reflects this declining dependency on major artists with most of our products now focused on emerging and mid-tier bands.

•	Focus on Unique Music/Pop Culture-Oriented Merchandise

We believe that fashion and products associated with popular music artists and pop culture trends have a significant influence on our customers. We have developed a unique strategy focused exclusively on offering music/pop culture-licensed and music/pop culture-influenced merchandise in shopping malls, lifestyle centers and entertainment centers around the country as well as on the Internet. Accordingly, we believe we are well positioned to capitalize on the growing teenage population and demand for music/pop culture-influenced merchandise.

•	Continue to Operate a Fundamentally Regular Price Business

Our strategy of reducing the number of our promotional events reinforced the integrity of our regular prices during fiscal 2008. Consistent with the past fiscal year, our strategy continues to be to limit the number of promotions that drive short-term sales increases, and to remain committed to controlling the number of promotionally priced items in order to preserve the integrity of our product offerings and prices.

•	Continue to Uphold Ourselves as a Merchandise ‘Item’ Destination with a Primary Focus on Tees

Consistent with the past fiscal year, we continue to selectively invest in merchandise classifications that we consider to be key items that are fundamental to our business and we maintain a high in-stock position in those items. We believe that our in-stock position in key alternative classifications results in fewer missed sales and creates an impression in customers’ minds that Hot Topic is the destination where they can consistently find unique items typically unavailable at other retailers. We also have allocated a more significant portion of our inventory to tee shirts, both licensed and non-licensed, to reinforce that Hot Topic is the destination for music, novelty and fashion tees.

•	Continue to Actively Manage our Inventory

Our disciplined approach to the management of inventory has resulted in overall inventory levels remaining the same as in the previous fiscal year. Through diligently managing inventory and the merchandise mix of categories, we are able to capitalize on emerging trends and licenses. A significant reduction in our obsolete inventory has enabled us to maintain a fresh merchandise assortment.

•	Emphasize Superior Customer Service

Our associates are trained to provide a value-added customer experience. Sales associates are encouraged to engage with customers, provide information about new music and fashion trends and stimulate the customer’s interest in, and knowledge of, the Hot Topic product offerings. We believe that a high level of employee product knowledge and a commitment to music and fashion create credibility with our customers and differentiate Hot Topic from other teen-focused retailers. In addition, we regularly test new merchandise in select Hot Topic stores before chain-wide distribution and order a majority of our merchandise not more than 60 to 90 days before delivery, which allows us to react quickly to emerging trends.

Torrid Business Strategy

Our goal for Torrid is to become the leading specialty retailer of fashion forward plus-size young women’s apparel and accessories. Elements of Torrid’s business strategy include:

•	Focus on the Assortment of Current Fashion Trends

Our Torrid merchandising team focuses on providing a fashion forward merchandise assortment that reflects the influence of current fashion and pop culture trends. These influences provide the inspiration for hip, trendy apparel and accessories to which our customers relate. We believe that Torrid is the first shopping mall concept to offer a complete store assortment of fashion forward apparel for plus-size young women and we are committed to having the right assortment for our customers.

•	Listen to the Customer

Torrid buyers actively solicit customer feedback through frequent visits to store locations, in-store comment cards, emails and postings. We use this input, along with other fashion market intelligence, to interpret new fashion trends and pop culture influences as we develop the fashion forward merchandise assortments that reflect the Torrid brand. We test new trends and styles frequently to gauge customer response.

•	Emphasize Customer Service and the In-Store Experience

We provide training and coaching for Torrid store associates that emphasize one-on-one service for our customers. We reward sales associates who achieve and surpass sales goals in a variety of ways throughout the year. We believe that many plus-size customers have been unable to find sufficient quantities and selections of fashionable apparel in line with current trends. Through our focus on customer service and leading-edge fashion, we seek to create a compelling shopping environment that the young plus-size customer is looking for. We believe that the warm greeting, extensive fashion offerings and helpful suggestive selling by our team members create a welcoming and exciting store environment that will be attractive to, and preferred by, the Torrid customer.

ShockHound Business Strategy

At ShockHound, we offer a compelling online vehicle that enables our customers to discover music in an entirely new way. We recognize that the way everyone is learning and acquiring music has changed and we believe we can meet customers’ appetite for a wide variety of digital music while offering a more comprehensive online music experience. Typical with a concept in its very early stage, we are focused on reaching a wide audience.

Store Locations

As of January 31, 2009, we operated 681 Hot Topic stores throughout the United States and Puerto Rico and 159 Torrid stores in 36 states in both metropolitan and middle markets. The following chart shows, as of January 31, 2009, the number of Hot Topic and Torrid stores operated in each state and Puerto Rico:

Hot Topic, Inc. Stores

	Hot Topic Stores	Torrid Stores	Total Company
Alabama	7	—	7
Alaska	3	1	4
Arizona	17	7	24
Arkansas	6	—	6
California	80	50	130
Colorado	14	2	16
Connecticut	9	3	12
Delaware	2	—	2
Florida	42	6	48
Georgia	14	3	17
Hawaii	5	—	5
Idaho	4	1	5
Illinois	21	9	30
Indiana	15	1	16
Iowa	10	1	11
Kansas	7	—	7
Kentucky	9	1	10
Louisiana	8	2	10
Maine	3	—	3
Maryland	15	4	19
Massachusetts	19	2	21
Michigan	23	2	25
Minnesota	10	1	11
Mississippi	4	—	4
Missouri	14	3	17
Montana	4	—	4
Nebraska	4	1	5
Nevada	7	2	9
New Hampshire	5	1	6
New Jersey	16	5	21
New Mexico	7	1	8
New York	31	6	37
North Carolina	15	3	18
North Dakota	4	—	4
Ohio	27	5	32
Oklahoma	8	—	8
Oregon	7	4	11
Pennsylvania	35	3	38
Rhode Island	1	—	1
South Carolina	7	1	8
South Dakota	2	1	3
Tennessee	13	1	14
Texas	56	13	69
Utah	9	2	11
Vermont	1	—	1
Virginia	20	2	22
Washington	19	7	26
West Virginia	5	—	5
Wisconsin	11	2	13
Wyoming	1	—	1
Puerto Rico	5	—	5
Total	681	159	840

Real Estate Strategy

We have modified our store designs several times in the company’s history. During fiscal 2008, the 4 new and 14 remodeled or relocated Hot Topic stores were opened with our current store design, which presents the look of a downtown street store and was developed to be more representative of the wide range of customers’ rock music preferences. In fiscal 2009, we plan to remodel, or relocate to another location within the shopping mall, approximately 25 Hot Topic stores utilizing our current store design. These 25 stores will primarily be those locations that have an upcoming lease expiration and will require a new commitment during the year.

Prior to fiscal 2007, our strategy had been one of aggressive new Hot Topic store growth in both new and existing markets throughout the United States. With a mature store base of 681 Hot Topic stores at the end of fiscal 2008, we believe we can more effectively improve company profitability by managing this existing store fleet rather than continuing to open a significant number of new Hot Topic stores, which could over-saturate the market and divert sales away from our existing stores. Accordingly and consistent with the prior fiscal year, our Hot Topic growth strategy will be very minimal and we will be highly selective in our decisions to open any new Hot Topic stores in fiscal 2009. In addition, we plan to keep our Torrid store growth at the bare minimum until the overall women’s apparel retail sector improves in the United States. Overall, we will be very opportunistic in any potential new store openings in fiscal 2009.

A majority of Hot Topic stores are in traditional enclosed shopping malls, although more recent openings have been in lifestyle and entertainment centers. We will thoroughly review any future new store openings in lifestyle and entertainment centers as results in these centers were sometimes not as favorable as those in shopping malls. We opened 4 new Hot Topic and 11 new Torrid stores in fiscal 2008. We expect to open a Hot Topic store in Canada in fiscal 2010.

We evaluate the financial performance of all our stores and have closed, and will continue to close, stores that do not meet minimum thresholds of profitability. Many of the store leases contain early termination options that allow us to close the stores within a specified time period without owing the landlord any termination fees, particularly in the early years of a lease, if specified sales levels are not achieved. We may also choose to close a particular store upon the lease expiration. We closed 16 stores during fiscal 2008, consisting of 13 Hot Topic and 3 Torrid stores and plan to close approximately 10 Hot Topic and 5 Torrid stores in fiscal 2009.

We evaluate potential Hot Topic and Torrid store locations based on a variety of criteria relevant to our merchandising strategy, including: the sales of the shopping mall and anchor stores, sales of teenage-oriented and plus-size stores, age demographics in the trade area, median family income and other economic factors. With respect to potential remodels or relocations of existing stores, we also look at historical sales trends at the existing store, and the attractiveness of various design features and locations within the shopping mall. We have a real estate committee that meets regularly to evaluate and approve new store locations, potential store closings and lease renewals which typically involve remodels or relocations. Our Hot Topic stores currently average 1,755 square feet, and our Torrid stores currently average 2,500 square feet.

The following table and chart provide recent history of our store expansion:

	Fiscal Year
	2004	2005	2006	2007	2008
	(Number of Stores)
Stores at beginning of year	554	668	783	825	841

Hot Topic stores opened	91	71	34	9	4
Hot Topic stores closed	(1)	0	(3)	(13)	(13)
Torrid stores opened	24	46	12	23	11
Torrid stores closed	0	(2)	(1)	(3)	(3)

Stores at end of year	668	783	825	841	840

Hot Topic and Torrid stores remodeled or relocated	10	17	22	71	14

Store-Level Economics

During fiscal 2008, average sales per Hot Topic store were $0.8 million and average sales per square foot of store space were $480. Average sales per Torrid store were $0.8 million and average sales per square foot of store space were $334 during the same year. We cannot guarantee that these results will continue or that future average store-level sales will not vary from historical results.

Hot Topic Merchandising

Our Hot Topic stores serve as a focal point for music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items. Music/pop culture-licensed merchandise includes tee shirts, hats, posters, stickers, patches, postcards, books, novelty accessories, CDs and DVDs. Music/pop culture-influenced merchandise includes women’s and men’s apparel and accessories, such as woven and knit tops, skirts, pants, shorts, jackets, shoes, costume jewelry, body jewelry, sunglasses, cosmetics, leather accessories and gift items. Approximately half of Hot Topic’s products are music/pop culture-licensed, and the other half are music/pop culture-influenced. A key strategy of our Hot Topic stores is to offer a diverse product assortment that customers cannot find in other stores. We have more than 25 distinct merchandise categories or “departments.” Over 180 different licensed band tee shirts are represented in Hot Topic stores from current artists such as AFI, Avenged Sevenfold, Bullet for my Valentine, My Chemical Romance, Chiodos, Disturbed, Dropkick Murphys, Flogging Molly, Panic at the Disco, Paramore, HIM, Insane Clown Posse, Slipknot and Tokio Hotel, to classic rock artists such as The Ramones, Nirvana, Bob Marley, The Rolling Stones, Metallica and Led Zeppelin. New items and categories are regularly tested to stay current with customer demand and new product trends.

Our Hot Topic merchandising staff typically consists of a General Merchandising Manager, Divisional Merchandise Managers and a staff of buyers and assistant buyers who manage the various product categories. We seek to employ a merchandising staff that reflects our culture in that their decisions and actions are influenced by music and pop culture. In determining which merchandise to buy, the merchants spend considerable time viewing music videos, reviewing industry music sales, monitoring rock radio station air play, consulting with sales associates (to draw from their different experiences and perspectives), reviewing customer requests, attending trade shows and reading music and fashion industry periodicals and monitoring music websites. In addition, the merchandising staff regularly visit nightclubs and attend concerts and other events that attract young people.

To complement our merchandising staff and their efforts, we have a Chief Music Officer who we believe has helped us stay further ahead of the music curve. With this addition, we believe we have been able to propel our music strategy forward, primarily through: the discovery and support of new bands, which are reflected in our assortment mix; fair pricing of CDs and rock tees, most of which are exclusive to us; and by creating an in-store music presence at all times, an experience that we hope to make “personal” for each customer.

Our Hot Topic stores have several lines of private label merchandise to complement and supplement our current product offerings. We believe that Hot Topic brands play an important part in differentiating our stores from those of our competitors and provide us with higher margin opportunities as compared to other merchandise. Our proprietary brands include Morbid Metals® (body jewelry) and Morbid Threads® (men’s and women’s apparel and hosiery). Some shoes are also sold under the Hot Topic label.

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

Torrid Merchandising

Our Torrid stores serve as a destination for current trends in fashion apparel and accessories for plus-size young women. We believe that our Torrid customer wants to wear the same types of merchandise as her smaller-sized peers. Torrid apparel is sized 12-26. Torrid merchandise includes both casual and dressy offerings with particular emphasis on jeans, fashion tops, sweaters, pants, jackets and dresses. We also carry hosiery, shoes, intimate apparel and fashion accessories. As appropriate, our merchandise is specifically proportioned for plus-size customers. Torrid buyers work closely with vendor partners to monitor and maintain our unique apparel fit specifications for young women. Likewise, we strategically share certain research on current fashion trends and customer input with key vendors so that we can maintain high standards of quality and fashion leadership. We believe that our brand mix gives our Torrid customer an opportunity to buy the same or similar hottest styles and brands as her non-plus-size counterparts.

Torrid’s merchandising staff includes divisional merchandise managers, a buying team, a product development team, sourcing team, a fit and quality assurance team as well as an Internet team. Customer and store associate feedback influences our merchandising decisions. The merchandising team spends considerable time on fashion research from a variety of international sources that are relevant to our young, fashion forward customer. This process includes retail research in the United States and international fashion hot spots, entertainment and pop culture venues and trade shows.

Torrid merchandise is purchased from established branded vendors, as well as private label suppliers. Private label vendors provide the customer with unique, fashion forward merchandise, which is exclusive to Torrid. Private label merchandise also provides Torrid with higher margin opportunities as compared to other merchandise. In order to reduce fashion risk and maintain the ability to respond quickly to emerging trends, Torrid buyers commit to a majority of the merchandise not more than 120 days, and many times less than 75 days, in advance of delivery.

Planning and Allocation of Merchandise

Planning and allocation of our inventory is done by merchandise classification and Stock Keeping Unit, or SKU, using integrated third-party software. Most merchandise is ordered in bulk and then allocated to each store based on sales and inventory plans and SKU performance. Our buyers, merchandise planners and allocation analysts determine SKU reorder quantities by using this proprietary automated software program that considers sales history, projected sales, planned inventories, store demographics, geographic preferences, store openings and planned markdown dates.

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

All merchandise is delivered to our distribution centers, where it is inspected, allocated, picked, prepared and boxed for shipment to our stores. We ship merchandise to stores each weekday, providing our Hot Topic and Torrid stores with a steady flow of new and reordered merchandise. We also fulfill our Internet orders, including ShockHound sales, from our distribution centers. Minimal back stock is maintained in our distribution centers and stores, so that most of our merchandise is available for sale on the selling floors of our stores. No single vendor accounted for more than 10% of our merchandise purchases during fiscal 2008.

Hot Topic and Torrid Store Operations

Hot Topic and Torrid each have a Vice President of Store Operations who leads a divisional operations team. Supporting the Vice President of Store Operations for each division are regional directors who oversee multiple district managers, and district managers who typically oversee six to nine stores. A typical store has a store manager, two to three assistant managers, and six to ten part-time sales associates, depending on the season.

We have established training and operating procedures to assist field management in the supervision and training of all associates. We have also designed a store manager training program, which is used to train new managers.

At Hot Topic, we strive to create a store environment that customers will consider “their place” to shop with friends. We seek to hire sales associates who are energetic, knowledgeable and passionate about music and pop culture. Additionally, in return for feedback on trends, we reimburse Hot Topic store associates for the cost of attending concerts. They are also encouraged to directly communicate customer feedback, as well as their own merchandise and product ideas, to the buyers and management. Our culture and our direct interaction with, and respect for, sales associates are significant factors in attracting these associates to work for us.

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

District managers, along with all members of the store teams, have a base pay rate and may qualify to receive certain bonus payouts. All of our employees who meet certain eligibility criteria may participate in our Employee Stock Purchase Plan and the Hot Topic 401(k) Plan. We believe that our continued success is dependent in part on our ability to attract, retain and motivate qualified associates. In particular, the success of our growth will be dependent on our ability to promote and/or recruit talented district and store managers.

Hot Topic Marketing and Promotion

We reach out to new customers using a unique combination of live music sponsorships and hosting in-store events. In the live music space, we provide exclusive experiences either in-store or at special closed venues, across various genres of music for customers. These live experiences are exclusively available through Hot Topic. By working closely with record labels, motion picture studios and artist management, we are able to bring major talent into the mall space to meet their fans. Our in-store event programs frequently generate major media visibility by connecting customers with their music and pop culture idols, resulting in deeply personal interactions. From breaking, unsigned bands to global A-list celebrities, our tiered approach to live music and in-store events allows us to provide customers access to all levels of artists throughout the year.

We also rely on our customers, associates, store design and exciting music to attract new customers to our Hot Topic stores. We actively solicit and encourage customer feedback, both to generate enthusiasm and passion for our offerings as well as to allow us to quickly respond to customer needs, which in turn helps us to remain current in merchandising our stores.

We sell gift cards as a convenient alternative for gift giving by our customers. Our Hot Topic gift cards do not expire. Gift card styles and colors periodically change and are designed to appeal to customer preferences. Gift cards can be redeemed for merchandise at any Hot Topic store location and at www.hottopic.com for any amount up to the current balance. Unused amounts remain on the card until redeemed by the customer. Customers may add to outstanding amounts on their existing gift cards in our stores and at www.hottopic.com.

In fiscal 2004, we established the Hot Topic Foundation. The Foundation’s objective is to support programs and organizations that specifically focus on encouraging and educating young people in music and the arts. The Foundation has been funded through donations from our employees, our company and our customers. As of January 31, 2009, approximately $6.3 million had been raised for the benefit of the Foundation. We are proud of the meaningful contributions the Foundation has made to school music programs and other initiatives, and we believe these activities have a positive influence on young people.

Torrid Marketing and Promotion

We seek to make a strong connection to young plus-size women by building our Torrid brand through our fashion forward marketing message. We conduct activities to increase awareness of and interest in our brand, our mission and our objectives, such as national “model search” contests, where we solicit involvement of our existing customers and future customers.

Our Torrid loyalty program, divastyle®, offers us the chance to communicate directly and often with our most frequent and highest spending Torrid customers. These program members are rewarded throughout the year with special offers, promotions, information and updates on new products and current trends available at Torrid.

We sell gift cards as a convenient alternative for gift giving by our customers. Our Torrid gift cards do not expire. Gift card styles and colors periodically change and are designed to appeal to customer preferences. Gift cards can be redeemed for merchandise at any Torrid store location and at www.torrid.com for any amount up to the current balance. Unused amounts remain on the card until redeemed by the customer. Customers may add to outstanding amounts on their existing gift cards at our stores and at www.torrid.com.

During the second quarter of fiscal 2008, we launched our private label Torrid credit card program, divastatusSM, and we believe that through this and our other marketing and promotional efforts, our close relationship with our customers will continue to grow.

Hot Topic Internet Sales

Our www.hottopic.com website provides a convenient and expanded shopping experience for our Hot Topic customers. Hot Topic Internet sales increased by 32.0% from $22.8 million in fiscal 2007 to $30.1 million in fiscal 2008, and contributed approximately 5.0% of total Hot Topic sales in fiscal 2008 compared to approximately 3.9% in fiscal 2007. In addition to our broad selection of merchandise for sale, including some Internet-only items, our Hot Topic website offers content such as tour dates, contests, job postings, store locations and community features such as band reviews and pod casts.

In the third quarter of fiscal 2008, we launched a redesigned website, which provides a new look and feel to visitors to www.hottopic.com.

Torrid Internet Sales

Our www.torrid.com website provides a convenient and expanded shopping experience for our customers. Torrid Internet sales in fiscal 2008 increased by 34.7% from $17.6 million in fiscal 2007 to $23.7 million in fiscal 2008, and contributed approximately 15.7% of total Torrid sales in fiscal 2008 compared to 13.0% in fiscal 2007.

In addition to our broad selection of merchandise for sale, including some Internet-only items, our Torrid website offers content such as special events, contests, job postings, store locations, community features and editorials on topics of interest to our Torrid customers.

In the second quarter of fiscal 2008, we launched a redesigned www.torrid.com website, which provides a faster, more efficient shopping experience to visitors. We believe that a strong connection between the website and our stores is an essential part of our brand growth and as we continue to grow our Torrid store concept, we believe that www.torrid.com will continue to provide an increasingly important portal for plus-size customers. To accommodate this trend and increase Internet sales, we will continue to focus on developing our Torrid Internet business in the coming year.

Information Technology

Our information systems provide integration of store, merchandising, distribution, financial and human resources records and data. Software licensed from Escalate Retail Systems (formerly known as GE Retail Systems) is used for SKU and classification inventory tracking, purchase order management, open-to-buy, merchandise allocation, automated ticket making and sales audit. Our integrated financial systems are licensed from Lawson Software and are used for general ledger, accounts payable, human resources information systems, payroll and asset management. Sales are updated daily in the merchandising reporting systems by polling sales information from each store’s point-of-sale, or POS, terminals. Our POS system, using software licensed from SAP, consists of registers providing price look-up, time and attendance, email and credit card/check/gift card authorization. Through automated nightly two-way electronic communication with each store, sales information and payroll hours are uploaded to the host system. The host system downloads price changes, performs system maintenance and provides software updates to the stores. We evaluate information obtained through nightly polling to implement merchandising decisions, including product purchasing/reorders, markdowns and allocation of merchandise on a daily basis. Both our California and Tennessee distribution centers operate using software that is licensed from Manhattan Associates. Our internet fulfillment centers in both California and Tennessee operate using Ecometry software from Escalate Retail Systems. The www.hottopic.com, www.torrid.com and www.shockhound.com websites operate using Blue Martini web commerce software from Escalate Retail Systems.

Our wide area network, or WAN, has been in place using Frame Relay circuits since fiscal 2003. The WAN is used to connect all store locations with real-time email and several Intranet applications. In addition, this technology has improved operating efficiency in areas such as credit card and gift card authorization, store-to-store transfers, product lookup, product location and several other applications to eliminate paperwork. During fiscal 2007 and 2008, stores were converted from Frame Relay to Digital Subscriber Line, or DSL, circuits. The conversion to DSL provides substantial performance improvement at a significantly reduced cost.

While we believe our enhancements to existing systems and additions of new systems will continue to support our business strategy, we will strive to make further enhancements and add more system functionality as necessary.

Trademarks

We have registered on the Principal Register of the United States Patent and Trademark Office our retail store and/or online retail store service marks Hot Topic® , ShockHound®, Torrid®, Torrid and Design® (in various forms) and the Torrid logo “Flaming Heart”. We have also registered various trademarks for other goods and services such as Divastyle®, Everything About the Music®, Hot Topic Rock®, HT Rock®, Music=Life®, Morbid Make-Up®, Morbid Metals®, Neighborhood Noise®, Rock the Arts®, Sensuous Plunge®, Sizzling Strapless®, Social Collision®, Sultry Balconette® and Torrid Bride®. Each federal registration is renewable indefinitely if the mark is in continued use. We have the following trademark applications on file with the USPTO, for which we hope to obtain registration in the future: Color Fiend™, Divanation™, Divastatus™, Everything About New Music™, Glamour Fiend™, HT™, Music Unleashed™, ShockHound.com™, ShockHound and Design™ (in various forms), ShockHound logos (in various forms), Shock TV™ and Torrid Diva™.

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

Hot Topic Competition

We compete with other retailers for vendors, customers, suitable retail locations and qualified associates. Our Hot Topic stores currently compete with street alternative and vintage clothing stores located primarily in metropolitan areas and with other shopping mall-based teenage-focused retailers such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Bebe, Inc., Charlotte Russe Holdings, Inc., Claire’s Stores, Inc., Gap, Inc., Forever 21, Pacific Sunwear of California, Inc., Spencer Gifts, Inc., H&M, The Buckle, Tweenbrands, Inc., Wet Seal, Inc., Urban Outfitters, Inc. and Zumiez, Inc. We also compete with big-box discount stores such as Target Corporation and Wal-Mart Stores, Inc.; and with music stores such as Barnes & Noble, Inc., Best Buy Co., Inc. and Borders Group, Inc. Some of our competitors are larger and have substantially greater financial, marketing and other resources than us. The principal factors of competition are merchandise selection, connection to the music industry, customer service, store location and price.

Torrid Competition

Based on direct customer research we have conducted, we believe that plus-size female teens and young women have historically shopped for apparel at department stores, discount stores such as Target and specialty stores such as Lane Bryant. Though a source of competition, we believe such stores generally target more mature customers, which is also reflected in their store environments. Our Torrid stores compete with traditional department stores, local specialty stores and junior teen retailers that offer a combination of junior and plus-sizes, such as Charming Shoppes, Inc. and Deb Shops. Our Torrid stores also compete with traditional plus-size catalogs and websites that carry both junior and junior plus-sizes. Many companies compete for junior customers and additional competitors may enter the plus-size female market.

ShockHound Competition

ShockHound faces substantial competition from companies such as eMusic, MySpace music, Apple Inc. and Amazon.com Inc. that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships. Some current and potential competitors have substantial resources and experience, and they may be able to provide music discovery content at little or no profit or even at a loss.

Employees

As of January 31, 2009, we employed approximately 2,500 full-time and 6,700 part-time employees, which we refer to as associates. Of our 9,200 associates, approximately 900 were headquarters and distribution center personnel and the remainder were field management and store associates. The number of part-time associates changes with seasonal needs. None of our associates are covered by collective bargaining agreements.

Executive Officers

Our executive officers and their ages are as follows:

Name	Age	Position
Elizabeth McLaughlin	48	Chief Executive Officer and Director
Gerald Cook	56	Chief Operating Officer
Christopher Daniel	51	President, Torrid
James McGinty	46	Chief Financial Officer
Tom Beauchamp	56	Senior Vice President and Chief Information Officer
Robin Elledge	50	Senior Vice President, Human Resources
John Kirkpatrick	40	Senior Vice President, Chief Music Officer
George Wehlitz, Jr.	48	Vice President, Finance

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

Gerald Cook has served as Chief Operating Officer since June 2008. From November 2005 through June 2008, he served as President, Hot Topic Inc. From September 2003 to October 2005, he was President of the Hot Topic division. From February 2001 to September 2003, he was Chief Operating Officer. From February 1999 until joining us, he was the President and Chief Operating Officer of Travel 2000, Inc. From 1995 to 1998, Mr. Cook was Senior Vice President, Operations for The Bombay Company, Inc. and from 1989 to 1995, Mr. Cook was the Vice President, Stores and the Vice President, General Merchandising Manager of Woman’s World Stores. Prior to 1989, he held management positions with Barnes & Noble/B Dalton, The Gap Stores and the Limited, Inc. Mr. Cook holds a B.S. degree in Business Administration from the University of Minnesota.

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

Tom Beauchamp joined us as Senior Vice President and Chief Information Officer in June 2004. From October 2001 until joining us, he was Chief Information Officer for CMI Marketing, a provider of loyalty marketing programs. From January 2000 until June of 2001, Mr. Beauchamp was Chief Information Officer of Columbia House. From June 1999 through January 2001, he was Senior Vice President, Chief Information Officer for Oxford Health Plans. From March 1996 through June 1999, he was Senior Vice President, Chief Information Officer for Woolworth Corporation. Prior to 1996, Mr. Beauchamp held management positions with

Montgomery Ward, Limited, Inc., Millers Outpost, and The Broadway. Mr. Beauchamp has a B.A. degree in Sociology from the University of Redlands and an M.B.A. from the University of California at Fullerton.

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

George Wehlitz Jr. joined us in April 2008 as Vice President, Finance. From November 2005 to January 2008, Mr. Wehlitz was Chief Financial Officer at Cycle Gear, Inc., a specialty retailer of motorcycle apparel and accessories. Mr. Wehlitz previously joined us as Vice President, Controller in February 2002, and then served as Vice President, Finance from August 2003 to November 2005. From August 2000 to February 2002, Mr. Wehlitz was Chief Financial Officer at The Popcorn Factory, a catalog company for gourmet popcorn gifts. From 1987 to 2000, Mr. Wehlitz held various financial-related positions, at the divisional and corporate level, for The Bombay Company, Inc. Mr. Wehlitz holds a B.A. degree in Accounting from Texas Christian University and is a Certified Public Accountant.

Compliance with Environmental Regulations

To our knowledge, compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon our operations.

Internet Website

We make available free of charge through our investor relations website at investorrelations.hottopic.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. We also make available our Standards of Business Ethics at that website.

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

Economic conditions, such as the recent global economic downturn, and the deteriorating financial condition of shopping mall operators could reduce our sales or increase our expenses.

Certain economic conditions could affect the level of consumer spending on merchandise we offer, including, among others, employment levels; salary and wage levels; interest rates; availability of consumer credit; taxation; and consumer confidence in future economic conditions. For example, the current credit crisis and global economic downturn have significantly reduced consumer spending levels in general and diminished the ability of shopping mall operators to operate profitably. We are also dependent upon the continued popularity of malls as a shopping destination, the ability of shopping mall anchor tenants and other attractions to generate customer traffic and the development of new shopping malls. The continuing slowdown in the United States economy or an uncertain economic outlook could continue to cause lower consumer spending levels, curtail new shopping mall development, decrease shopping mall traffic, reduce the number of hours that shopping mall operators keep their shopping malls open or force them to cease operations entirely, each of which could adversely affect our sales results and financial performance.

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

A variety of factors affect our comparable store sales including, among others, the timing of new music releases, music/pop culture-related products and related promotional events; music and fashion trends; the general retail sales environment and the effect of the overall economic environment, including the current credit crisis and economic downturn; our ability to efficiently source and distribute products; changes in our merchandise mix; our ability to attain certain pop culture-related licenses including on an exclusive basis; competition from other retailers; calendar shifts of holiday or seasonal periods; and our ability to execute our business strategy efficiently. The following table shows our comparable store sales results for fiscal 2008 and other recent periods:

Fiscal Year	2008	2007	2006
Total Year	1.0%	(4.4)%	(6.6)%
1st Quarter	(2.8)%	(2.3)%	(9.6)%
2nd Quarter	(0.9)%	(5.8)%	(5.5)%
3rd Quarter	1.0%	(2.6)%	(6.8)%
4th Quarter	5.2%	(6.3)%	(5.3)%

Past comparable store sales results are not an indicator of future results, and our comparable store sales results may not maintain their current upward trend in the future. Changes in our comparable store sales results could cause our stock price to fluctuate substantially.

Expanding our operations to include new concepts, including ShockHound, presents risks we have faced with our existing concepts, but also new risks due to differences in concept objectives and strategies and the diversion of management’s attention from our existing concepts.

Since our inception, we have expanded our business beyond the Hot Topic concept to include our Torrid concept and more recently, our new e-space music discovery concept called ShockHound. We may implement other new concepts in the future. Starting and operating new concepts presents new and challenging risks and uncertainties, including, among others, unanticipated operational problems; lack of experience; lack of customer acceptance; the inability to market a new concept effectively; new vendor relationships; competition from existing and new retailers; and diversion of management’s attention from our existing concepts. If we do not operate ShockHound or any new concept effectively, it could materially impact our business.

ShockHound is subject to the general risks for new concepts described above as well as its own particular risks and uncertainties, such as risks related to maintaining access to third party digital content, maintaining adequate information technology and data security systems, increasing customer brand awareness, differentiating product and content from that of our competitors, and marketing and driving traffic to www.shockhound.com. ShockHound faces substantial competition from companies such as eMusic, MySpace music, Apple Inc. and Amazon.com Inc. that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships. Moreover, some current and potential competitors have substantial resources and experience, and they may be able to provide music discovery content at little or no profit or even at a loss. We cannot assure you that we will be able to effectively compete with these companies. Also, this new concept requires us to contract with third party owners, providers and/or distributors to offer digital content through ShockHound. We could also be required to pay substantial fees to obtain or renew the rights to this content. Typically, licensing arrangements are short-term and do not guarantee the continuation or renewal of these arrangements on reasonable terms. Some third-party content providers currently, or may in the future, offer competing products and services and could take action to make it more difficult or impossible for us to license their content in the future. Other digital content owners, providers or distributors may lose their rights to distribute digital content, seek to limit our access to, or increase the total cost of, such content. If we were unable to offer a wide variety of music content at reasonable prices with acceptable usage rules, our financial condition and operating results could be adversely affected.

Our reliance on third-party providers and/or distributors of digital content and related merchandise may present risks that could negatively impact our future results.

We may enter into contracts with third-party providers and/or distributors to offer their digital content and related merchandise for sale on-line. We may be negatively impacted by a number of factors, including among others: the malfunction of third-party sites, hardware, software and other equipment; service outages of third-party sites; third-party claims of data privacy and security breaches and intellectual property infringements; and poor integration of our technology into their software and services. If we are unable to prevent one or more of these occurrences, our results could be negatively impacted.

We may not be able to maintain good relationships with shopping mall operators which could hinder our ability to negotiate our leases, expand, remodel or relocate certain sites or offer certain products.

The success of our business depends on establishing and maintaining good relationships with shopping mall operators and developers, and problems with those relationships could make it more difficult for us to expand, remodel or relocate to certain sites or offer certain products. Any restrictions on our ability to expand to new store sites, remodel or relocate stores where we feel it necessary or to offer a broad assortment of merchandise could have a material adverse effect on our business, results of operations and financial condition. If our relations with shopping mall operators or developers become strained, or we otherwise encounter difficulties in leasing store sites, we may not grow as planned and may not reach certain revenue levels and other operating targets. Risks associated with these relationships are more acute given recent consolidation in the shopping mall operation and development industry and the current negative economic climate, and we have seen certain increases in expenses as a result of such consolidation that could continue.

Our business strategy requires improving our operations, and we may not be able to do this sufficiently to effectively prevent a negative impact on our business and financial results.

In order to open, remodel and relocate stores, among other things, we will need to locate suitable store sites, negotiate acceptable lease terms, obtain or maintain adequate capital resources on acceptable terms, source sufficient levels of inventory, hire and train store managers and sales associates, integrate new or relocated stores into our existing operations and maintain adequate distribution center space and information technology and other operations systems. Achieving and maintaining operating efficiencies in multiple distribution centers is subject to numerous risks and uncertainties.

We continue to evaluate the adequacy of our management information and distribution systems. Implementing new systems and changes made to existing systems could present challenges we do not anticipate and could negatively impact our business. We cannot anticipate all of the changing demands that our expanding and changing operations will impose on our business, systems and procedures, and our failure to adapt to such changing demands could have a material adverse effect on our results of operations and financial condition. Our failure to timely implement initiatives necessary to support our operations could also materially impact our business.

Our strategy of remodeling, relocating or closing existing stores, and opening new stores, may not achieve its anticipated benefits and could create challenges we may not be able to adequately meet.

Prior to fiscal 2007, our net sales grew primarily as a result of the opening of new stores and, to a lesser extent, the introduction of new products. We intend to evolve our existing business by remodeling, relocating or closing certain existing stores and to a much lesser extent in the future, continuing to open and operate new stores. We plan to remodel or relocate approximately 25 existing Hot Topic stores and plan to close approximately 10 Hot Topic and 5 Torrid stores in fiscal 2009.

Our future operating results will depend substantially upon our ability to successfully maintain our existing store base, improve the performance of our remodeled and relocated stores, and to a lesser extent in the future, open and operate new stores. Moving or expanding store locations and operating stores in new markets may present competitive and merchandising challenges that are different from those currently encountered by us in our existing stores and markets. There can be no assurance that our strategy will not adversely affect the individual financial performance of our existing stores or our overall results of operations. In the event that the number of our stores increases, we may face risks associated with market saturation of our products and concepts.

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

Our profitability could be adversely affected by volatile petroleum prices.

The profitability of our business depends to a certain degree upon the price of petroleum products, both as a component of the transportation costs for delivery of inventory from our vendors to our stores and as a raw material used in the production of our merchandise. During fiscal 2008, petroleum prices were volatile and rose to historic or near historic highs. We are unable to predict what the price of crude oil and the resulting petroleum products will be in the future. We may be unable to pass along to our customers the increased costs that would result from higher petroleum prices. Therefore, any such increase could have a material adverse impact on our business and profitability.

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

We hold investments in AAA/Aaa/A3-rated auction rate securities and account for them as available for sale. They are backed by pools of student loans guaranteed by the U.S. Department of Education. Our auction rate securities are debt instruments with maturities that range from 25 to 32 years and with interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold and historically has provided a liquid market for them. Negative market conditions continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value as of the end of fiscal 2008. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities was initially determined in the first quarter of fiscal 2008 based on a valuation model prepared by the broker-dealer that holds these securities on our behalf. We reviewed and found reasonable the valuation model and methodologies used by the broker-dealer. In addition, we have continued to update the model using current assumptions throughout fiscal 2008.

As of January 31, 2009 and February 2, 2008, the fair value of our auction rate securities was $8.4 million and $21.2 million, respectively. The decrease represents a $10.8 million liquidation in the first quarter of fiscal 2008 and a decline in fair value of $2.0 million from February 2, 2008. This $2.0 million decline is deemed temporary as we have the intent and ability to hold these investments until anticipated full or substantial recovery in fair value occurs. Accordingly, we have recorded an unrealized loss of $2.0 million ($1.2 million net of tax) in accumulated other comprehensive income reflected in the shareholders’ equity section of the consolidated balance sheet. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide not to hold these investments until full or substantial recovery, we may be required to recognize impairment charges against income.

Cash used primarily for working capital purposes is maintained with various major financial institutions in amounts which are in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance limits. Excess cash and cash equivalents, which represent the majority of our cash and cash equivalents balance, are held primarily in diversified money market funds. We also have short-term investments which are primarily in highly rated municipal bonds. Although the money market funds and municipal bonds are highly rated and are comprised of high-quality, liquid instruments, if the financial markets trading the underlying assets experience a disruption, we may need to temporarily rely on other forms of liquidity.

Recording impairment charges for certain underperforming Hot Topic and Torrid stores may negatively impact our future financial condition or results of operations, and closing stores might not have a positive impact on our operating results.

Based on our review of certain underperforming stores, we recorded $1.2 million, $1.6 million and $3.4 million in impairment charges during fiscal 2008, fiscal 2007 and fiscal 2006, respectively. There can be no assurance that we will not incur future impairment charges for underperforming stores, which could have a significant negative impact on our operating results. In addition, we closed 13 Hot Topic stores and 3 Torrid stores during fiscal 2008. Although the stores that closed in fiscal 2008 had been underperforming as compared with our other Hot Topic and Torrid stores, there is no assurance these store closures will have a significant positive impact on our operating results. We expect to close approximately 10 Hot Topic and 5 Torrid stores in fiscal 2009. We also expect to identify and close additional underperforming stores in the future, which also could adversely affect our operating results.

Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or change the way we do business.

In addition to increased regulatory compliance requirements, recent changes in laws and any future changes could make ordinary conduct of our business more expensive or require us to change the way we do business. For example, recent changes in federal and state minimum wage laws could cause us to reexamine our entire wage structure for stores. Other laws related to treatment of employees, including laws related to employee benefits and privacy, could also negatively impact us such as by increasing benefits costs like medical expenses. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws.

Government or consumer concerns about product safety could result in regulatory actions, recalls or changes to laws, which could harm our reputation, increase costs or reduce sales.

We are subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities, and our products could be subject to involuntary recalls and other actions by these authorities. We purchase merchandise from suppliers domestically as well as outside the United States. One or more of our suppliers might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise ships to our stores. Any issues of product safety could result in a recall of our products. Additionally, the U.S. legislature, as well as various states and regulatory agencies, including the Consumer Product Safety Commission, have undertaken reviews of product safety, specifically for lead content in jewelry, and other consumer products, and have enacted or are considering various proposals for additional more stringent laws and regulations. In particular, the U.S. Congress has enacted the Consumer Product Safety Improvement Act of 2008, which imposes significant new requirements on the retail industry as well as enhancing the penalties for noncompliance. Some of these new mandates could result in lost sales, the rejection of our products by consumers, damage to our reputation or material increases in our costs, and may have a material adverse effect on our business. Moreover, individuals may assert claims that they have sustained injuries from products we sell, and we may be subject to lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside of the scope of our insurance coverage. Any of the issues mentioned above could result in damage to our reputation, diversion of development and management resources, reduction of sales and an increase in costs and liabilities, any of which could have a material adverse effect on our reputation or financial performance.

Timing and seasonal issues could negatively impact our financial performance for given periods.

Our quarterly results of operations may fluctuate materially depending on, among other things, the timing of store openings and related pre-opening and other startup expenses; net sales contributed by new stores; increases or decreases in comparable store sales; timing and popularity of certain licensed products; releases of new music and music/pop culture-related products; shifts in timing of certain holidays; changes in our merchandise mix; and overall economic and political conditions.

In addition, seasonal influences near quarter-end dates may cause financial results for given periods to be impacted by shifts in our fiscal year, which is on a 52- or 53-week basis. For example, the fiscal years ended January 31, 2009 and February 2, 2008 were 52-week fiscal years, and the fiscal year ended February 3, 2007 was a 53-week fiscal year. The 53rd week in fiscal 2006 caused a one-week shift in our fiscal 2007 calendar, resulting in the end of fiscal 2007 being shifted later by one week relative to the corresponding year-ending date in fiscal 2006.

Our business, particularly the Hot Topic division, is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school, Halloween and holiday (defined as the week of Thanksgiving through the first few days of January) seasons and other periods when schools are not in session. The holiday season has historically been our single most important selling season. We believe that the importance of the summer vacation and back-to-school seasons (which affect operating results in the second and third quarters) and to a lesser extent, the spring break season (which affects operating results in the first quarter), as well as Halloween (which affects operating results in the third quarter), all reduce our dependence on the holiday selling season, but this may not always be the case to the same degree. As is the case with many retailers of apparel, accessories and related merchandise, we typically experience lower net sales in the first fiscal quarter relative to other quarters.

We depend on a small number of key licensed products for a portion of our earnings and lower than expected sales of those products or the inability to obtain new licensed products could adversely affect our revenues.

We license from others the rights to produce and/or sell certain products that contain a third party’s trademarks, designs and other intellectual property. If the popularity of those licensed products diminishes, consumer acceptance of and demand for those licensed products could decline. Furthermore, if we are unable to obtain new licensed products with comparable consumer demand, our sales could decline. A decrease in customer demand for any of these products could have a material adverse effect on our results of operations and financial condition.

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

Changes in business conditions, including new legislative and regulatory requirements, may increase costs and further affect our relationship with vendors.

Changes in our vendor compliance and certification procedures may delay delivery of merchandise and increase costs. Our relationships with our vendors may be adversely affected as a result of these changes, making us more dependent on a smaller number of vendors. Some vendors may choose not to continue to do business with us to the extent that they have done in the past. In addition, we may not be able to depend upon the cooperation of our vendors to meet market demand for products in a timely manner. There can be no assurance that existing and future events will not require us to adopt additional requirements and incur additional costs, and impose those requirements and costs on our vendors, which may adversely affect our relationship with those vendors.

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

We expect to source a greater percentage of our merchandise directly from manufacturers in the future. We have limited experience in sourcing and importing merchandise directly from manufacturers. We may encounter administrative challenges and operational difficulties with our direct manufacturers that we use to source our merchandise. Operational difficulties could include reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control and failures to meet production deadlines. A manufacturer’s failure to ship merchandise to us on a timely basis or to meet the required quality standards could cause supply shortages that could result in lost sales. As a result of any of these events or circumstances, delays and unexpected costs may occur, which could result in our not realizing all or any of the anticipated benefits of contracting directly with manufacturers.

Failure of our vendors to use acceptable ethical business practices could negatively impact our business.

We expect our vendors to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices, environmental compliance and trademark and copyright licensing. However, we do not control their labor and other business practices. Further, we do not inspect our manufacturers’ overseas operations and would not be immediately aware of any noncompliance by our vendors with applicable domestic or international laws, or certain of the standards set forth in our vendor manual. If one of our vendors violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of merchandise to us could be interrupted, orders could be canceled, relationships could be terminated and our reputation could be damaged. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

We could acquire merchandise without full rights to sell it, which could lead to disputes or litigation and hurt our financial performance.

We purchase licensed merchandise from vendors that hold, or represent that they hold, manufacturing and distribution rights under the terms of certain licenses. We also contract directly with licensors to obtain the manufacturing and distribution rights. We currently purchase a majority of our licensed merchandise from vendors, where we rely upon the vendors’ representations concerning manufacturing and distribution rights and do not independently verify whether these vendors legally hold adequate rights to the licensed properties they are manufacturing or distributing. If we acquire either directly, or through our vendors, licensed merchandise to which we have not legally obtained rights, we could be obligated to remove such merchandise from our stores, incur costs associated with destruction of merchandise (if the vendor is unwilling or unable to reimburse us in situations where we relied on the vendor to hold the manufacturing and distribution rights) and be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages. As we expand our efforts to contract directly with manufacturers and licensors for licensed merchandise, we may incur difficulties securing the necessary manufacturing and distribution rights. Any of these results could have a material adverse effect on our business, results of operations and financial condition.

Technology and other risks associated with our Internet sales could hinder our overall financial performance.

We sell merchandise over the Internet through our websites www.hottopic.com, www.torrid.com and www.shockhound.com. Our Internet sales encompass a portion of our total sales and are dependent on our ability to drive Internet traffic to our websites. Our Internet operations are subject to numerous risks and pose risks to our overall business, including, among other things, diversion of sales from our stores; liability for online content; computer privacy concerns; rapid technological change and the need to invest in additional computer hardware and software to support sales; hiring, retention and training of personnel to conduct the Internet operations; failure of computer hardware and software, including computer viruses, telecommunication failures, online security breaches and similar disruptions; governmental regulation; and credit card fraud. There can be no assurance that our Internet operations will achieve sales and profitability levels that justify our investment in them.

System security risk issues or system failures could disrupt our internal operations or information technology services provided to customers, and any such disruption could harm our revenue, increase our expense and harm our reputation and stock price.

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

In addition, our systems are not fully redundant and could be subject to failure at any single point. Moreover, our disaster recovery planning may not be sufficient and we may not have inadequate insurance coverage to compensate us for any related losses. Any of these events could damage our reputation and be expensive to remedy.

We have made and plan to continue to make significant changes to information systems and software used in the operation of our business, and we may not be able to effectively adopt changes in a way to prevent failures in our operations or a negative impact on our financial performance and reporting.

Over the past several years, we have made improvements to existing hardware and software systems, as well as implemented new systems. For example, we have invested approximately $6 million dollars to enhance the functionality of our current Escalate Retail Systems software and to implement new financial and human resources systems software from Lawson Software. In addition, we invested approximately $10 million in the implementation of a new warehouse management software system, a new internet order management system, new customer loyalty software and merchandise planning software. We expect to significantly increase our reliance on these systems throughout fiscal 2009. If these information systems and software do not work effectively, we may experience delays or failures in our operations. These delays or failures could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. To manage growth of our operations and personnel, we will need to continue to improve our operational and financial systems, transaction processing and procedures and controls, and in doing so, we could incur substantial additional expenses.

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

We have historically used stock options as a component of our total employee compensation program in order to align employees’ interests with the interests of our shareholders, encourage employee retention and provide competitive compensation and benefit packages. As a result of the decline in our stock price that took place prior to fiscal 2008, many of our employee stock options have exercise prices in excess of our current stock price, which reduces their value and could affect our ability to retain present, or attract prospective employees. There are other forms of stock-based compensation available to us, but these are similarly less attractive when a company’s stock price has declined. In addition, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123R “Share Based Payments,” we began recording expenses for stock-based payments, including stock options, in the first quarter of fiscal 2006. As a result, we now incur increased compensation costs associated with our stock-based compensation programs. Moreover, difficulties relating to obtaining shareholder approval of equity compensation plans could make it harder or more expensive for us to grant stock-based payments to employees in the future. Like other companies, we review our equity compensation strategy in light of regulatory and competitive environments, and we may decide to reduce the total number of options granted, or the form of stock awards, to employees, or reduce the number of employees who receive stock-based payments. Due to this change in our stock-based compensation strategy, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

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

The retail apparel and accessory industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified associates and management personnel. Our Hot Topic stores currently compete with street alternative stores located primarily in metropolitan areas; with other shopping mall-based teenage-focused retailers and their subsidiaries such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Bebe, Inc., Charlotte Russe, Claire’s Stores, Inc., Gap, Inc., Forever 21, Pacific Sunwear of California, Inc., Spencer Gifts, Inc., H&M, The Buckle, Tweenbrands, Inc., Wet Seal, Inc., Urban Outfitters, Inc. and Zumiez, Inc. We also compete with big-box discount stores such as Target Corporation and Wal-Mart Stores, Inc.; with music stores such as Barnes & Noble, Inc., Best Buy Co., Inc. and Borders Group, Inc.; and with mail order catalogs and websites. Torrid has additional competitors, such as Alloy, Inc., Charming Shoppes, Inc., Deb Shops, Delia’s Corp. and plus-size departments in department stores and discount stores as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid products. ShockHound faces substantial competition from companies such as eMusic, MySpace music, Apple Inc. and Amazon.com Inc. Some of our competitors are larger and may have greater financial, marketing and other resources. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices. Increased competition could have a material adverse effect on our business, results of operations and financial condition.

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

Our common stock is quoted on the Nasdaq Stock Market, which has experienced and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect our stock price without regard to our financial performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and comparable store sales; announcements by other apparel, accessory, music and gift item retailers; the trading volume of our stock; changes in estimates of our performance by securities analysts; litigation; overall economic and political conditions, including the current economic downturn; the condition of the financial markets, including the credit crisis; and other events or factors outside of our control could cause our stock price to fluctuate substantially, including significant declines in our stock price. In the past, shareholders have brought securities class action litigation against a company following a decline in the market price of its securities. To date, we have not been subject to securities class action litigation. However, we may in the future be the target of such litigation, which could result in substantial costs and divert our management’s attention and resources, and could harm our business.

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

There are numerous regulatory requirements for public companies that we comply with or may be required to comply with in the future, including the provisions of the Sarbanes-Oxley Act of 2002 and the International Financial Reporting Standards that we may be required to adopt. With regard to the Sarbanes-Oxley Act, we have and will continue to incur significant expense as we continue to address the implications of applicable rules and our operations relative thereto, and as we work to respond to and comply with applicable requirements. Section 404 of the Sarbanes-Oxley Act requires management to report on, and our independent auditors to attest to, our internal control over financial reporting. Compliance with these rules could also result in continued diversion of management’s time and attention, which could be disruptive to normal business operations.

There are other regulations and standards associated with our business operations. These regulations may include more stringent accounting standards, taxation requirements, (including changes in applicable income tax rate, new tax laws and revised tax law interpretations), trade restrictions, regulations regarding financial matters, privacy and data security, environmental regulations, advertising, safety and product liability. For example, an independent standards-setting organization working with credit card companies has developed regulations concerning payment card account security throughout the transaction process, called the Payment Card Industry (PCI) Data Security Standard. All merchants and service providers that store, process and transmit payment card data are required to comply with the regulations as a condition to accepting credit cards. The organization may levy fines on companies that are non-compliant, and though we attained full compliance during the third quarter of fiscal 2008, there is no guarantee we will not incur fines for our future inability to comply.

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

We are involved from time to time with litigation and other claims against us. These matters arise primarily in the ordinary course of our business, and include employee claims, commercial disputes, intellectual property issues and product-oriented allegations. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Although we do not currently believe that the outcome of any current litigation and claims against us will have a material adverse effect on our overall financial condition, we have, in the past, incurred unexpected expense in connection with litigation matters. In the future, adverse settlements or resolutions may occur and negatively impact earnings, injunctions against us could have an adverse effect on our business by requiring us to do or prohibiting us from doing certain things, and other unexpected events could have a negative impact on us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease all of our existing store locations, with lease terms expiring between 2009 and 2019. At January 31, 2009, we had a total of approximately 1,196,000 leased store square feet for Hot Topic and approximately 397,000 leased store square feet for Torrid, with an average store size of 1,755 square feet and 2,500 square feet for Hot Topic and Torrid stores, respectively. The leases for most of the existing stores are for approximately ten-year terms and provide for minimum rent payments as well as contingent rent based upon a percent of sales in excess of the specified minimums. Leases for future stores will likely include similar contingent rent provisions.

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

2008 Fiscal Year Quarters	High	Low
First Quarter	$6.18	$4.04
Second Quarter	$7.10	$4.68
Third Quarter	$7.73	$4.61
Fourth Quarter	$9.50	$5.09

2007 Fiscal Year Quarters	High	Low
First Quarter	$12.11	$10.11
Second Quarter	$11.87	$8.16
Third Quarter	$9.00	$7.01
Fourth Quarter	$7.75	$3.90

On March 20, 2009, the last sales price of our common stock as reported on the Nasdaq Stock Market was $9.50 per share. As of March 20, 2009, there were approximately 189 holders of record of our common stock. This number does not reflect the actual number of beneficial holders of our common stock, which we believe is significantly higher.

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

The following graph shows a comparison of five-year cumulative total returns to shareholders for Hot Topic, the NASDAQ Composite Index and the NASDAQ Retail Trade Index for the period that commenced January 31, 2004 and ended on January 31, 2009. The graph assumes an initial investment of $100 and that all dividends have been reinvested (there have been no dividends declared by us other than stock dividends).

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected financial data for each of the five fiscal years in the period ended January 31, 2009. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and Notes included elsewhere in this annual report on Form 10-K.

	Fiscal Year
	2008	2007	2006	2005	2004
	(In thousands, except per share data, number of stores, comparable store sales and sales per square foot)
Statement of Income Data:
Net sales	$761,074	$728,121	$751,558	$725,142	$656,468
Cost of goods sold, including buying, distribution and occupancy costs	487,769	476,677	502,408	488,948	422,712

Gross margin	273,305	251,444	249,150	236,194	233,756
Selling, general and administrative expenses	242,483	227,147	227,580	203,995	170,384

Income from operations	30,822	24,297	21,570	32,199	63,372
Other income and interest, net	1,670	1,934	1,450	3,999	919

Income before income taxes	32,492	26,231	23,020	36,198	64,291
Provision for income taxes	12,750	10,219	9,394	13,779	24,618

Net income	$19,742	$16,012	$13,626	$22,419	$39,673

Earnings per share:
Basic	$0.45	$0.36	$0.31	$0.50	$0.86
Diluted	$0.45	$0.36	$0.30	$0.49	$0.83
Weighted average shares outstanding:
Basic	43,789	44,005	44,167	44,924	46,379
Diluted	43,913	44,132	44,752	45,877	47,875

Selected Operating Data:
Number of stores at year end	840	841	825	783	668
Comparable stores sales increase (decrease)	1.0%	(4.4)%	(6.6)%	(3.4)%	(2.9)%
Average store sales per square foot	$444	$441	$477	$521	$571
Average store sales per store	$841	$827	$887	$959	$1,034

Balance Sheet Data:
Cash and short- and long-term investments	$105,912	$53,281	$55,490	$37,674	$66,339
Working capital	125,582	97,796	91,267	70,623	87,221
Total assets	370,571	332,101	318,271	299,435	278,395
Shareholders’ equity	$258,426	$235,153	$221,457	$201,061	$187,562

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations, financial condition and liquidity and other matters should be read in conjunction with our consolidated financial statements and notes related thereto included in Item 8, “Financial Statements and Supplementary Data” in this Form 10-K. These statements have been prepared in conformity with accounting principles generally accepted in the United States and require our management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates.

OVERVIEW

We are a mall- and web-based specialty retailer operating the Hot Topic and Torrid concepts, as well as the e-space music discovery concept, ShockHound. At Hot Topic, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items for young men and women principally between the ages of 12 and 22. At Torrid, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females principally between the ages of 15 and 29. At ShockHound, music lovers of all ages can come together and purchase MP3s and music merchandise, share their music interests, read the latest music news and enjoy exclusive editorial content about their favorite artists. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. We launched ShockHound during the third quarter of fiscal 2008 (the 52-week fiscal year ended January 31, 2009). We sell merchandise on our websites www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. We sell music merchandise and MP3s on our website www.shockhound.com. We currently have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts, and the very early stage of business operations of our ShockHound concept. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

At Hot Topic, our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. Within pop culture, we believe music plays a primary and integral role in the minds, activities and preferences of our target customers. We believe we have made great strides in achieving our comprehensive music strategy developed in early fiscal 2007, which encompasses a high level of focus on the in-store music experience. We have also adopted strategies to focus on music and music/pop culture-oriented merchandise, operate a fundamentally regular price business and continue to emphasize superior customer service. During fiscal 2008, we ramped up our efforts to host unique in-store events such as live local band performances, celebrity signings and appearances, and we sponsored live band performances at special closed venues around the United States exclusively available to Hot Topic customers. We believe these live experiences connect customers with their music and pop culture idols, resulting in deeply personal interactions.

Our Torrid division focuses on fashion forward apparel and accessories for plus-size young women. Our target customers have a youthful attitude and desire to reflect current fashion trends in their dress. Elements of Torrid’s business strategy include focusing on current fashion trends, listening to the customer and emphasizing customer service and the in-store experience. We believe that we continue to make significant progress in the development of our Torrid brand. During the second quarter of fiscal 2008, we rolled out our private label Torrid credit card program, divastatus SM and together with consistent marketing, the growth of our loyalty program, divastyle®, in-store operational improvements, and the refocus of the assortment to reflect more of our customers’ attitudes and preferences, we believe that the recognition of our Torrid brand and the close relationships with our customers will continue to grow.

As part of our ongoing and evolving music strategy, we developed and launched ShockHound during the third quarter of fiscal 2008. ShockHound represents all music genres and includes a vast selection of MP3s, band merchandise, exclusive editorial content and original programming. We encourage our members to be part of the ShockHound experience by offering them the opportunity to join in the musical dialogue via a social networking platform. We recognize that our customers learn about and acquire music differently than they have in the past and we believe we can meet their needs by providing a more comprehensive, authentic online music discovery experience.

In fiscal 2008, comparable store sales were up 1.0%, consisting of a Hot Topic division comparable store sales increase of 1.8% and a Torrid division comparable store sales decrease of 2.4%. Our decision to adopt a regular price strategy significantly reduced the amount of promotional activity in fiscal 2008 compared to fiscal 2007 and, along with the success of a major license, is a contributing factor to the overall comparable sales increase in the Hot Topic division. The increase is also due to continued improvement in fashion accessories, driven by beauty and intimate apparel. Increases in women’s and men’s bottoms and women’s novelty tees were offset by weak sales of men’s novelty tees and men’s and women’s fashion tops. Although the music category experienced a slight decline in comparable sales, primarily due to declines in rock tee-shirts, we continued to see improvement in the sales of rock apparel and CDs. The comparable store sales decline at our Torrid division was mainly due to declines in apparel, particularly in pants and novelty and fashion tops, partially offset by increases in dresses and sweaters.

At the end of fiscal 2008, we operated 681 Hot Topic stores throughout the United States and Puerto Rico and 159 Torrid stores in 36 states, compared to 690 Hot Topic stores and 151 Torrid stores at the end of fiscal 2007. During fiscal 2008, we opened 4 new Hot Topic stores and 11 new Torrid stores, and closed 13 Hot Topic stores and 3 Torrid stores. We also remodeled or relocated 14 existing Hot Topic stores during fiscal 2008. We plan to remodel or relocate approximately 25 existing Hot Topic stores and to close approximately 10 Hot Topic and 5 Torrid stores during fiscal 2009 (the fiscal year ending January 30, 2010).

We operate on a 52- or 53-week fiscal year, which ends on the Saturday nearest to January 31. Fiscal 2008 and 2007 were 52-week fiscal years, while fiscal 2006 was a 53-week year. Our fiscal year 2009 is a 52-week year ending on January 30, 2010.

The 53rd week in fiscal 2006 caused a one-week shift in our 2007 fiscal calendar, referred to below as the “Retail Calendar Shift,” resulting in the end of our quarters during fiscal 2007 being shifted later by one week relative to the corresponding quarter-ending dates in fiscal 2006. Seasonal influences near these quarter-end dates may cause year-over-year comparisons to be impacted by the Retail Calendar Shift. Our reported comparable store results for fiscal 2007, both in this Form 10-K and in our other public disclosures, have been adjusted for the shift.

We consider a store comparable after it has been open for 15 full months. If a store is closed during a period, it is included in the computation of comparable store sales for that fiscal month, quarter and year-to-date period, only for the days in which the store was operating as compared to the full month in the comparable period. At the end of fiscal 2008, 665 of the 681 Hot Topic stores were included in the comparable store base, compared to 654 of the 690 stores open at the end of fiscal 2007. At the end of fiscal 2008, 136 of the 159 Torrid stores were included in the comparable store base, compared to 123 of the 151 stores open at the end of fiscal 2007.

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal Year
	2008	2007	2006
Net sales (in millions)	$761.1	$728.1	$751.6
Total store count at end of period	840	841	825
Comparable store sales count at end of period	801	777	720
Net sales growth	4.5%	(3.1)%	3.6%
Comparable store sales growth	1.0%	(4.4)%	(6.6)%
Net store sales per average square foot	$444	$441	$477
Gross margin (in millions)	$273.3	$251.4	$249.2
Income from operations (in millions)	$30.8	$24.3	$21.6
Diluted earnings per share	$0.45	$0.36	$0.30
Store square footage (in thousands)	1,593.3	1,587.6	1,541.3

We also repurchase our common stock from time to time in the open market when we feel market conditions make repurchases attractive. We completed share repurchase plans announced in each of fiscal 2004, 2005 and 2007. We repurchased 4,000,000, 1,435,000 and 870,470 shares of our common stock during these three years, respectively. We did not repurchase any shares of our common stock during fiscal 2006 or 2008.

Our ability to achieve business objectives in fiscal 2009 and beyond will be dependent on many factors, known and unknown, such as those outlined in the sections entitled “Cautionary Statement Regarding Forward Looking Disclosure” and “Risk Factors.”

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales and certain store data:

	Fiscal Year
	2008	2007	2006
Net Sales	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution & occupancy costs	64.1%	65.5%	66.8%

Gross margin	35.9%	34.5%	33.2%
Selling, general and administrative expenses	31.9%	31.2%	30.3%

Income from operations	4.0%	3.3%	2.9%
Interest and other income, net	0.3%	0.3%	0.2%

Income before income tax	4.3%	3.6%	3.1%
Provision for income taxes	1.7%	1.4%	1.2%

Net income	2.6%	2.2%	1.9%

Fiscal 2008 Compared to Fiscal 2007

Net sales increased approximately $33.0 million, or 4.5%, to $761.1 million in fiscal 2008 from $728.1 million in fiscal 2007. The components of this $33.0 million increase in net sales are as follows:

Amount (millions)	Description
$15.5	Increase in net sales from new Torrid stores opened since the fourth quarter of the prior year and Torrid stores not yet qualifying as comparable stores.
13.4	Increase in Internet sales.
9.3	Increase in comparable net sales from Hot Topic stores in fiscal 2008 compared to the previous fiscal year.
5.8	Increase in net sales from new Hot Topic stores opened since the fourth quarter of the prior year and Hot Topic stores not yet qualifying as comparable stores.
1.3	Increase in net sales during fiscal 2008 from 14 expanded or relocated Hot Topic stores, not yet qualifying as comparable stores.
(2.7)	Decrease in comparable net sales from Torrid stores in fiscal 2008 compared to the previous fiscal year.
(9.6)	Decrease in net sales due to the closure of 13 Hot Topic stores and 3 Torrid stores during fiscal 2008.

$33.0	Total

In fiscal 2008, Hot Topic and Torrid each had annual average store volumes, excluding Internet sales, of $0.8 million, compared to $0.8 million and $0.9 million for Hot Topic and Torrid, respectively, in fiscal 2007. Hot Topic division sales of apparel category merchandise, as a percentage of total net sales, was 55% in fiscal 2008 compared to 57% in fiscal 2007. Torrid division sales of apparel category merchandise, as a percentage of total net sales, was 78% in fiscal 2008 compared to 79% in fiscal 2007.

Gross margin increased approximately $21.9 million to $273.3 million in fiscal 2008 from $251.4 million in fiscal 2007. As a percentage of net sales, gross margin increased to 35.9% in fiscal 2008 from 34.5% in fiscal 2007. The components of this 1.4 percentage point increase in gross margin as a percentage of net sales are as follows:

%	Description
0.5	Increase in merchandise margin as a result of higher realized initial markups and shrink, partially offset by higher markdowns.
0.3	Decrease in distribution expenses primarily due to productivity improvements, lower usage of outside personnel and lower depreciation.
0.4	Decrease in store depreciation primarily due to lower accelerated depreciation expense of leasehold improvements as a result of fewer relocations and remodels prior to lease terminations.
0.2	Decrease in store occupancy expense, primarily due to renegotiated rents.

1.4%	Total

Selling, general and administrative expenses increased approximately $15.4 million to $242.5 million in fiscal 2008 from $227.1 million in fiscal 2007. As a percentage of net sales, selling, general and administrative expenses were 31.9% in fiscal 2008 compared to 31.2% in fiscal 2007. The total dollar increase in selling, general and administrative expenses was primarily attributable to an increase in the performance-based bonus for fiscal 2008, partially offset by a decrease in other store expenses. The components of this 0.7 percentage point increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
1.1	Increase in general and administrative expense primarily due to performance based bonuses and payroll costs.
0.3	Increase in marketing expenses primarily due to marketing efforts for our websites and music related sponsorships.
(0.1)	Decrease in depreciation primarily due to certain assets fully depreciating in fiscal 2008.
(0.1)	Decrease in store payroll primarily due to the leverage on higher sales, partially offset by higher store performance based bonuses.
(0.1)	Decrease in impairment and loss on disposal of fixed assets.
(0.4)	Decrease in other store expenses primarily due to savings related to reduced telecommunication costs.

0.7%	Total

Income from operations increased to $30.8 million in fiscal 2008 from $24.3 million in fiscal 2007. As a percentage of net sales, income from operations was 4.0% in fiscal 2008 compared to 3.3% in fiscal 2007. Operating income on an average store basis was approximately $37,000 in fiscal 2008 compared to $29,000 in fiscal 2007. Net income included net losses from our ShockHound concept of $2.3 million in fiscal 2008. ShockHound did not impact our net income in fiscal 2007.

Interest income, net of interest expense, and other income as a percentage of sales remained the same at 0.3% in both fiscal 2008 and fiscal 2007.

Our effective tax rate was 39.2% and 39.0% in fiscal 2008 and 2007, respectively. The increase was primarily due to a decrease in non-taxable income arising from lower interest rate yields, an increase in non-deductible expense arising from deferred compensation investment losses and an increase in the liability associated with unrecognized tax benefits. The increase was partially offset by the benefit obtained from federal and state tax research and development credits.

Fiscal 2007 Compared to Fiscal 2006

Net sales decreased approximately $23.5 million, or 3.1%, to $728.1 million in fiscal 2007 from $751.6 million in fiscal 2006. Approximately $11.0 million of this decrease was due to the fact that 53-week fiscal 2006 had an extra week of sales that we did not have in fiscal 2007. The components of this $23.5 million decrease in net sales are as follows:

Amount (millions)	Description
$(28.4)	4.4% decrease in comparable store net sales in fiscal 2007 compared to fiscal 2006.
(11.0)	Decrease in net sales due to the 53rd week in fiscal 2006.
(4.3)	Decrease in net sales due to 16 Hot Topic and Torrid store closures during fiscal 2007.
4.0	Net increase in Internet sales.
6.2	Net sales from new Hot Topic stores opened since the fourth quarter of fiscal 2006 and Hot Topic stores not yet qualifying as comparable stores.
10.0	Net sales from new Torrid stores opened since the fourth quarter of fiscal 2006 and Torrid stores not yet qualifying as comparable stores.

$(23.5)	Total

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

Gross margin increased approximately $2.2 million to $251.4 million in fiscal 2007 from $249.2 million in fiscal 2006. As a percentage of net sales, gross margin increased to 34.5% in fiscal 2007 from 33.2% in fiscal 2006. The components of this 1.3 percentage point increase in gross margin as a percentage of net sales are as follows:

%	Description
2.9	Increase in merchandise margin primarily due to higher initial markup, lower markdowns, lower cost of goods sold and a reduction in shrink.
0.3	Decrease in distribution expenses primarily due to lower outside temporary personnel expenses and lower freight expenses to stores.
(0.1)	Increase in buying costs due to higher payroll expenses.
(1.8)

Increase in store occupancy and depreciation expenses, primarily due to deleveraging store expenses over lower comparable store sales and the higher costs from relocating and remodeling 71 Hot Topic stores.

1.3%	Total

Selling, general and administrative expenses decreased approximately $0.5 million to $227.1 million in fiscal 2007 from $227.6 million in fiscal 2006. As a percentage of net sales, selling, general and administrative expenses were 31.2% in fiscal 2007 compared to 30.3% in fiscal 2006. The total dollar decrease in selling, general and administrative expenses was primarily attributable to a reduction in the performance-based bonus for fiscal 2007, partially offset by additional store payroll and other expenses due to increases in wage rates and additional costs required to support store growth from 825 stores at the end of fiscal 2006 to 841 stores at the end of fiscal 2007. The components of this 0.9 percentage point increase in selling, general and administrative expenses as a percentage of net sales are as follows:

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

Income from operations increased to $24.3 million in fiscal 2007 from $21.6 million in fiscal 2006. As a percentage of net sales, operating income was 3.3% in fiscal 2007 compared to 2.9% in fiscal 2006. Operating income on an average store basis was approximately $29,000 in fiscal 2007 compared to $26,000 in fiscal 2006.

Interest income, net of interest expense, and other income as a percentage of sales was 0.3% in fiscal 2007 compared to 0.2% in fiscal 2006.

Our effective tax rate was 39.0% and 40.8% in fiscal 2007 and 2006, respectively. The decrease was partly due to an increase in non-taxable income arising from investing in tax exempt financial instruments along with a reduction in the non-deductible portion of stock-based compensation expense. The decrease was partially offset by an increase in state and local taxes.

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

Our business, particularly the Hot Topic division, is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school, Halloween and holiday (defined as the week of Thanksgiving through the first few days of January) seasons, and other periods when schools are not in session. The holiday season remains our single most important selling season. We believe, however, that the importance of the summer vacation and back-to-school season (which affect operating results in the second and third quarters, respectively) and to a lesser extent, the spring break season (which affects operating results in the first quarter) as well as Halloween (which affects operating results in the third quarter), all reduce our dependence on the holiday season. Furthermore, summer vacation, back-to-school season and spring break season take place at somewhat different times in different parts of the country, spreading the impact of these events on our sales over a longer period. As is the case with many retailers of apparel, accessories and related merchandise, we typically experience lower first fiscal quarter net sales relative to other quarters. In addition, seasonal influences near quarter-end dates may cause year-over-year comparisons to be impacted by the Retail Calendar Shift.

The following table shows certain statements of operations and selected operating data for each of our last eight fiscal quarters (13-week periods). The quarterly statements of operations data and selected operating data shown below were derived from our unaudited financial statements, which in the opinion of management contain all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Results in any quarter are not necessarily indicative of results that may be achieved for a full year.

	Fiscal Year 2008				Fiscal Year 2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except selected operating and per share data)
Statements of Operations Data:
Net sales	$158,978	$166,814	$197,309	$237,973	$157,282	$161,684	$188,462	$220,694
Gross margin	51,625	55,568	74,181	91,931	51,587	50,956	68,468	80,433
(Loss) income from operations	(2,688)	(1,154)	11,759	22,904	(1,817)	(3,357)	10,507	18,964
Net (loss) income	$(1,406)	$(450)	$7,438	$14,160	$(809)	$(1,729)	$6,675	$11,875

Earnings per share:
Basic	$(0.03)	$(0.01)	$0.17	$0.32	$(0.02)	$(0.04)	$0.15	$0.27
Diluted	$(0.03)	$(0.01)	$0.17	$0.32	$(0.02)	$(0.04)	$0.15	$0.27

Weighted average shares outstanding:
Basic	43,717	43,756	43,810	43,873	44,245	44,349	43,788	43,638
Diluted	43,717	43,756	43,972	44,209	44,245	44,349	44,112	43,820

Selected Operating Data:
Comparable store sales	(2.8)%	(0.9)%	1.0%	5.2%	(2.3)%	(5.8)%	(2.6)%	(6.3)%
Stores open at end of period	840	842	841	840	826	826	842	841

LIQUIDITY AND CAPITAL RESOURCES

During the last three fiscal years, our primary uses of cash have been to purchase merchandise inventories, improve our information technology infrastructure and finance store remodels, relocations and to a lesser extent recently, new store openings. In the past we have also made periodic repurchases of our common stock. In recent years, we have satisfied our cash requirements principally from cash flows from operations and to a lesser extent, proceeds from the exercise of stock options. We also maintain a $5.0 million unsecured credit agreement for issuing letters of credit for inventory purchases. There were letters of credit for $446,000 and $133,000 outstanding at January 31, 2009 and February 2, 2008, respectively. At the end of fiscal 2008, we had $105.9 million in cash, cash equivalents and short- and long-term investments, an increase of $52.6 million, or 98.7%, compared to $53.3 million at the end of fiscal 2007.

Cash and cash equivalents are held primarily in diversified money market funds. Our short-term investments were $7.4 million at January 31, 2009, consist primarily of highly rated municipal bonds, have maturities in excess of three months and are accounted for as available for sale. At January 31, 2009, our long-term investments consisted of AAA/Aaa/A3-rated auction rate securities. These auction rate securities are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education. Our auction rate securities are debt instruments with maturities that range from 25 to 32 years and with interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold and historically has provided a liquid market for them. Negative market conditions continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value as of the end of fiscal 2008. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities has been determined based on a valuation model prepared by the broker-dealer that holds these securities on our behalf. We have reviewed and found reasonable the valuation model and methodologies used by the broker-dealer, and have continued to update the same using current assumptions.

As of January 31, 2009 and February 2, 2008, the fair value of our auction rate securities was $8.4 million and $21.2 million, respectively. The decrease represents a $10.8 million liquidation in the first quarter of fiscal 2008 and a decline in fair value of $2.0 million from February 2, 2008. This $2.0 million decline is deemed temporary as we have the intent and ability to hold these investments until anticipated full or substantial recovery in fair value occurs. Accordingly, we have recorded an unrealized loss of $2.0 million ($1.2 million, net of tax) in accumulated other comprehensive income reflected in the shareholders’ equity section of the consolidated balance sheet. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event we decide not to hold these investments until full or substantial recovery, we may be required to recognize impairment charges against income. During the first quarter of fiscal 2008, we reclassified all of our auction rate securities from current assets to non-current assets on our consolidated balance sheet, as we do not expect them to successfully auction and recover their full or par value within the next 12 months.

While the auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Working capital was $125.6 million and $97.8 million for fiscal 2008 and 2007, respectively. The increase in working capital from fiscal 2007 to 2008 is primarily attributable to higher levels of cash and cash equivalents, partially offset by higher income tax payable and accrued liabilities at the end of fiscal 2008 compared to fiscal 2007.

Net cash flows provided by operating activities were $77.0 million and $51.6 million in fiscal 2008 and 2007, respectively. The $25.4 million increase in cash flows from operating activities in fiscal 2008 as compared to fiscal 2007 was primarily attributable to increases in income tax payable, accrued liabilities and net income along with a decrease in inventory. The increase in cash flows from operating activities was partially offset by a decrease in deferred rent and a decrease in depreciation and amortization expense.

Net cash flows used in investing activities were $4.3 million and $34.1 million in fiscal 2008 and 2007, respectively. The $29.8 million decrease in net cash used in investing activities in fiscal 2008 as compared to fiscal 2007 was attributable to a $4.3 million increase in proceeds from the sale of short- and long-term investments, net of purchases and a $25.5 million decrease in purchases of property and equipment.

Net cash flows provided by financing activities were $1.1 million in fiscal 2008 compared to net cash flows used in financing activities of $5.0 million in fiscal 2007. The $6.1 million increase in fiscal 2008 compared to fiscal 2007 was principally as a result of the $7.2 million used to repurchase our common stock in fiscal 2007, offset by a $0.9 million decrease related to proceeds from employee stock purchases and exercise of stock options.

We anticipate we will spend approximately $30.0 to $32.0 million on capital expenditures in fiscal 2009. Of the $30.0 to $32.0 million, we plan to spend approximately $6.0 to $8.0 million for store construction, including the remodel or relocation of approximately 25 existing Hot Topic stores. We plan to spend the remaining capital expenditures on various improvements in our information technology infrastructure, including technological improvements at the store level, the purchase of new computer hardware and software and the development and improvement of our Internet sites.

During fiscal 2008, our average gross capital expenditures for new and remodeled Hot Topic and Torrid stores, including leasehold improvements and furniture and fixtures, totaled approximately $247,000 and $349,000, respectively. Hot Topic stores were an average of 1,755 square feet compared to Torrid stores, which averaged 2,500 square feet. The average initial gross inventory for the new Hot Topic stores opened in 2008 was approximately $117,000 compared to $63,000 for new Torrid stores. The average pre-opening costs for a new Hot Topic and a new Torrid store were approximately $15,500 and $21,500, respectively. Initial inventory requirements vary at new stores depending on the season and current merchandise trends.

In August 2007, our board of directors approved the repurchase of up to $40.0 million of our outstanding common stock. During fiscal 2007, we repurchased 870,470 shares for approximately $7.2 million, which represents an average price of $8.23 per share. This share repurchase program expired at the end of fiscal 2007.

The following table summarizes our contractual obligations as of January 31, 2009, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period (in thousands)
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Contractual obligations

Operating leases¹	$317,357	$55,601	$102,070	$81,405	$78,281
Purchase obligations	41,657	41,657	—	—	—
Letters of credit and other obligations	1,361	1,361	—	—	—
Income tax audit settlements²	706	706	—	—	—

Total contractual obligations	$361,081	$99,325	$102,070	$81,405	$78,281

(1)	See Note 7 to our consolidated financial statements for additional disclosure related to operating lease obligations.

(2)	The $0.7 million of income tax audit settlements are gross unrecognized tax benefits as determined under Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109,” for which the statutes of limitations are expected to expire in fiscal 2009; and for final settlement in fiscal 2009 of certain open audits. Due to the uncertainty regarding the timing of future cash outflows associated with other noncurrent unrecognized tax benefits of $1.5 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amount in the contractual obligations table above.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion about the application of these and other accounting policies, refer to Note 1 to our consolidated financial statements included elsewhere in this report.

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

Revenue Recognition: Revenue is recognized at our retail store locations at the point at which the customer receives and pays for the merchandise at the register. For online sales, revenue is recognized at the time of shipment, which we refer to as the date of purchase by the customer. Sales are recognized net of merchandise returns, which are reserved for based on historical experience. For the years ended January 31, 2009, February 2, 2008 and February 3, 2007, merchandise returns were $23.7 million, $22.6 million and $27.9 million, respectively. Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption. Shipping and handling revenues from our websites are included as a component of net sales.

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

Vendor Allowances: We receive certain allowances from our vendors primarily related to damaged merchandise, markdowns and, for our Torrid division, new store openings. Allowances received from vendors related to damaged merchandise and new Torrid store openings are reflected as a reduction of inventory in the period they are received and allocated to cost of sales during the period in which the items are sold. Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received as these allowances are received after goods have been sold or marked down. For the years ended January 31, 2009, February 2, 2008 and February 3, 2007, we received vendor allowances of $8.4 million, $9.5 million and $6.9 million, respectively, of which $8.2 million, $9.3 million and $6.9 million, respectively, were accounted for as a reduction of cost of goods sold. Most of the vendor allowances that we receive are based on on-going agreements and negotiations with vendors. We receive vendor allowances from substantially all of our vendors.

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

We are not a party to any derivative financial instruments. Our exposure to market risk primarily relates to changes in interest rates on our investments with maturities of less than three months (which are considered to be cash and cash equivalents) and short- and long-term investments with maturities in excess of three months. A 100 basis point change in interest rates over a three month period would not have a material impact on the fair value of our investment portfolio as of January 31, 2009.

We hold long-term investments in AAA/Aaa/A3-rated auction rate securities. These auction rate securities are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education. Our auction rate securities are debt instruments with maturities that range from 25 to 32 years and with interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold and historically has provided a liquid market for them. Negative market conditions continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value as of the end of fiscal 2008. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities has been determined based on a valuation model prepared by the broker-dealer that holds these securities on our behalf. We have reviewed and found reasonable the valuation model and methodologies used by the broker-dealer and have continued to update the same using current assumptions.

As of January 31, 2009 and February 2, 2008, the fair value of our auction rate securities was $8.4 million and $21.2 million, respectively. The decrease represents a $10.8 million liquidation in the first quarter of fiscal 2008 and a decline in fair value of $2.0 million from February 2, 2008. This $2.0 million decline is deemed temporary as we have the intent and ability to hold these investments until anticipated full or substantial recovery in fair value occurs. Accordingly, we have recorded an unrealized loss of $2.0 million ($1.2 million net of tax) in accumulated other comprehensive income reflected in the shareholders’ equity section of the consolidated balance sheet. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide not to hold these investments until full or substantial recovery, we may be required to recognize impairment charges against income. During the first quarter of fiscal 2008, we reclassified all of our auction rate securities from current assets to non-current assets on our consolidated balance sheet, as we do not expect them to successfully auction and recover their full or par value within the next 12 months.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2009. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of January 31, 2009.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, we used the criteria set forth by COSO in Internal Control-Integrated Framework. Our management concluded that, as of January 31, 2009, our internal control over financial reporting was effective based on the criteria set forth by COSO in Internal Control-Integrated Framework.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hot Topic, Inc.

We have audited Hot Topic, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hot Topic, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hot Topic, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hot Topic, Inc. as of January 31, 2009 and February 2, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009 of Hot Topic, Inc. and our report dated March 23, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 23, 2009

ITEM 9B.	OTHER INFORMATION

On March 18, 2009, the Board, upon the recommendation of our Compensation Committee, awarded bonuses to certain of our executive officers and established the fiscal 2009 base salaries, equity grants and annual bonus plan for our executive officers.

The following table sets forth the bonus amounts awarded to certain of our named executive officers:

Named Executive Officer	Title	Cash Bonus ($)
Elizabeth McLaughlin	Chief Executive Officer	1,000,000
Gerald Cook	Chief Operating Officer	500,000
Christopher Daniel	President, Torrid	85,000
James McGinty	Chief Financial Officer	300,000

Ms. McLaughlin’s, Mr. Cook’s and Mr. McGinty’s bonuses were a combination of bonuses awarded based on parameters established by the Board in March 2008 with respect to our financial performance in fiscal 2008 and additional discretionary bonuses awarded in recognition of their contributions to the company. Mr. Daniel’s bonus was a discretionary bonus, awarded in recognition of his contribution to the company.

The following table sets forth the fiscal 2009 base salaries established for, and equity compensation granted to, our named executive officers (as more fully described below):

Named Executive Officer	Title	Base Salary ($)	Stock Options (# of shares)	Stock Award Maximum Shares
Elizabeth McLaughlin	Chief Executive Officer	850,000	250,000	200,000
Gerald Cook	Chief Operating Officer	525,000	100,000	50,000
Christopher Daniel	President, Torrid	450,000	85,000	70,000
James McGinty	Chief Financial Officer	400,000	75,000	50,000

The stock options described above (i) were granted pursuant to our 2006 Equity Incentive Plan, or the 2006 Plan, as amended, (ii) terminate ten years after the date of grant, or earlier in the event the optionholder’s service to the company is terminated and (iii) have an exercise price per share of $9.56, or the closing price of our common stock as reported on the Nasdaq Stock Market for Wednesday, March 18, 2009. Subject to the optionholder’s continuous service to the company, 25% of the shares of common stock subject to such stock options vest on the first anniversary of the date of grant, and the remaining shares vest quarterly over the following three years.

The stock awards described above were granted pursuant to a Performance Share Award Program, which the Board adopted under the 2006 Plan to diversify equity grants and provide aggregate awards that, in the opinion of the Board, appropriately align long-term incentives of our management with significant company long-term objectives. The stock awards granted have target awards that are 50% of the maximum awards indicated above. The target awards and the maximum awards may be earned based on achievement of enumerated performance goals during an established performance period, and in all cases the award of shares is subject to the officer’s continuous service to the company. The shares will remain unissued until earned, if at all. The awards granted in fiscal 2009 under the Performance Share Award Program provide for a three-year measurement period, with awards based on fiscal 2011 operating income for Hot Topic, Inc. compared to a target goal (with potential adjustment due to extraordinary or nonrecurring events such as significant acquisitions).

With respect to potential annual bonuses, the Compensation Committee annually establishes target profitability levels for the ensuing fiscal year in conjunction with our annual financial plan, in order to reflect the Compensation Committee’s belief that a significant portion of the annual compensation of each executive officer should be contingent upon our performance and officer contribution to that performance. Accordingly, our fiscal 2009 bonus plan provides for cash bonus targets based upon the achievement of certain specified financial goals for the fiscal year. The performance targets range from a minimum (or threshold) level to a maximum level, with a target level in between. Upon the achievement of various increasing levels of financial performance above the minimum level, varying amounts are awardable; however, the Compensation Committee may choose to recommend increasing bonuses above the original bonus targets, or to recommend awarding less than the target bonuses, or no bonuses. The Board, upon receiving the Compensation Committee’s recommendations, makes awards as warranted. The financial performance targets attributable to particular executive officers are varied to align the officers’ duties with the appropriate metrics that best reflect the officers’ impact on the company and our performance.

The following table details the general nature of the fiscal 2009 annual bonus performance targets attributable to our named executive officers:

Named Executive Officer	Title	Performance Target Fiscal 2009 (1)
Elizabeth McLaughlin	Chief Executive Officer	100% net income for Hot Topic, Inc.
Gerald Cook	Chief Operating Officer	100% net income for Hot Topic, Inc.
Christopher Daniel	President, Torrid	75% Torrid divisional operating income;
25% Hot Topic divisional operating income
James McGinty	Chief Financial Officer	100% net income for Hot Topic, Inc.

(1)	Represents cash bonuses eligible to be earned in fiscal 2009 and paid in fiscal 2010.

In addition, on March 18, 2009, the Board confirmed that the target goals for fiscal 2008 set for performance share awards granted in fiscal 2006 had not been met, and therefore all such awards terminated and are of no further force or effect.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See the section entitled “Executive Officers” in Part I, Item 1 hereof for information regarding our executive officers.

The information required by this item with respect to directors is incorporated by reference to the information appearing under the caption “Election of Directors,” contained in our Definitive Proxy Statement which will be filed with the SEC within 120 days of January 31, 2009 pursuant to Regulation 14A in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held on June 9, 2009, or the Proxy Statement.

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

For the Fiscal Years Ended January 31, 2009, February 2, 2008 and February 3, 2007

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions/ Write-offs	Balance at End of Year
Fiscal 2008
Allowance for sales returns	$399	$(6)	$—	$393

Fiscal 2007
Allowance for sales returns	$495	$(96)	$—	$399

Fiscal 2006
Allowance for sales returns	$558	$(63)	$—	$495

(a)(3)	Index to Exhibits—See Item 15(b) below.

(b)	Exhibits

The exhibits listed under Item 15(b) hereof are filed with, and incorporated by reference into, this Annual Report on Form 10-K. Management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(b) are so identified therein.

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (333-5054-LA) and incorporated herein by reference.)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (Filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

3.3	Amended and Restated Bylaws, as amended. (Filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (333-5054-LA) and incorporated herein by reference.)

10.1a	Form of Indemnity Agreement entered into between Registrant and its directors and officers. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (333-5054-LA) and incorporated herein by reference.)

10.2a	2006 Equity Incentive Plan (the “2006 Plan”), as amended. (Filed as Exhibit 10.2a to Registrant’s Annual Report on Form 10-K for the year ended February 3, 2007 and incorporated herein by reference.)

10.3a	Form of Nonstatutory Stock Option Agreement of Registrant pursuant to the 2006 Plan. (Filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on June 15, 2006 and incorporated herein by reference.)

10.4a	Form of Incentive Stock Option Agreement of Registrant pursuant to the 2006 Plan. (Filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on June 15, 2006 and incorporated herein by reference.)

10.5a	1996 Non-Employee Directors’ Stock Option Plan, as amended. (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 13, 2008 and incorporated herein by reference.)

10.6a	Employee Stock Purchase Plan, as amended. (Filed as Exhibit 10.6a to Registrant’s Annual Report on Form 10-K for the year ended February 3, 2007 and incorporated herein by reference.)

10.7a	Hot Topic 401(k) Plan of Registrant, effective as of August 1, 1995, as amended. (Filed as Exhibit 10.7a to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

10.8a	Form of Restricted Stock Bonus Agreement between the Registrant and each of its non-employee directors. (Filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001 and incorporated herein by reference.)

10.9a	Form of Performance Share Award Agreement and Program, under the 1996 Equity Incentive Plan. (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2006 and incorporated herein by reference.)

10.10a	Hot Topic, Inc. Deferred Compensation Plan. (Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on July 6, 2006 and incorporated herein by reference.)

Exhibit Number	Description of Document
10.11a	2009 Executive Officer Salary, Bonus and Equity Compensation Summary. (Included in Item 9B. of Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009 and incorporated herein by reference.)

10.12a	Board Compensation Summary. (Filed as Exhibit 10.27a to Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008 and incorporated herein by reference.)

10.13a	Performance Share Award Agreement and Program, under the 2006 Plan. (Filed as Exhibit 10.28a to Registrant’s Annual Report on Form 10-K for the year ended February 3, 2007 and incorporated herein by reference.)

10.14a	Form of Stock Option Cancellation Agreement. (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference.)

10.15a	Stock Option Cancellation Agreement dated July 7, 2008 between Registrant and Elizabeth McLaughlin. (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 8, 2008 and incorporated herein by reference.)

10.16a	Amended and Restated Employment Letter Agreement dated November 24, 2008 between the Registrant and Gerald Cook. (Filed as Exhibit 10.1a to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008 and incorporated herein by reference.)

10.17a	Amended and Restated Employment Letter Agreement dated November 24, 2008 between the Registrant and James McGinty. (Filed as Exhibit 10.2a to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008 and incorporated herein by reference.)

10.18a	Amended and Restated Employment Letter Agreement dated November 24, 2008 between the Registrant and Christopher Daniel. (Filed as Exhibit10.3a to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008 and incorporated herein by reference.)

10.19a	Form of Performance Share Award Cancellation Agreement. (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 18, 2008 and incorporated herein by reference.)

10.20	Industrial Real Estate Lease (Multi-Tenant Facility), dated December 10, 1998, entered into between Registrant’s wholly owned subsidiary, Hot Topic Administration, Inc. and Majestic Realty Co. and Patrician Associates, Inc. (Filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference.)

10.21	Guaranty of Lease, dated December 10, 1998, entered into between the Registrant and Majestic Realty Co. and Patrician Associates, Inc. (Filed as Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference.)

10.22	First Amendment to Industrial Real Estate Lease, dated March 19, 2001, by and between Majestic—Fullerton Road, LLC, PFG Fullerton Limited Partnership, and Hot Topic Administration, Inc. (Filed as Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended February 3, 2001 and incorporated herein by reference.)

10.23	Third Amendment to Industrial Real Estate Lease, dated February 25, 2004, by and among Majestic-Fullerton Road, LLC, PFG Fullerton Limited Partnership, and Hot Topic Administration, Inc. (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated herein by reference.)
10.24	Centre Pointe Distribution Park Lease, dated June 1, 2004, by and among Crescent Resources, LLC and Hot Topic, Inc. (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 and incorporated herein by reference.)

10.25	Purchase and sale agreement between the Registrant and Crescent Resources, LLC. (Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on June 20, 2005 and incorporated herein by reference.)

Exhibit Number	Description of Document
10.26	Union Bank of California Trust Agreement. (Filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on July 6, 2006 and incorporated herein by reference.)

21	Hot Topic, Inc. List of Subsidiaries. (Filed as Exhibit 21 to Registrant’s Annual Report on Form 10-K for the year ended February 3, 2007 and incorporated herein by reference.)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney is contained on the signature page.

31.1	Certification, dated March 24, 2009, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated March 24, 2009, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated March 24, 2009, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

a	Denotes management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules

Reference is made to Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOT TOPIC, INC.

By:	/s/ ELIZABETH MCLAUGHLIN
Elizabeth McLaughlin
Chief Executive Officer and Director

March 24, 2009

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

Name	Position	Date
/s/ ELIZABETH MCLAUGHLIN Elizabeth McLaughlin	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2009

/s/ JAMES MCGINTY James McGinty	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2009

/s/ BRUCE QUINNELL Bruce Quinnell	Chairman of the Board	March 24, 2009

/s/ EVELYN D’AN Evelyn D’An	Director	March 24, 2009

/s/ LISA M. HARPER Lisa M. Harper	Director	March 24, 2009

/s/ W. SCOTT HEDRICK W. Scott Hedrick	Director	March 24, 2009

/s/ ANDREW SCHUON Andrew Schuon	Director	March 24, 2009

/s/ THOMAS VELLIOS Thomas Vellios	Director	March 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Hot Topic, Inc.

We have audited the accompanying consolidated balance sheets of Hot Topic, Inc. as of January 31, 2009 and February 2, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hot Topic, Inc. at January 31, 2009 and February 2, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 8 to the consolidated financial statements, in 2007 the Company changed its method of accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hot Topic, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 23, 2009

Hot Topic, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	January 31, 2009	February 2, 2008
Assets
Current assets:
Cash and cash equivalents	$90,135	$16,391
Short-term investments	7,375	36,890
Inventory	79,923	80,305
Prepaid expenses and other	13,897	14,698
Deferred tax assets	6,365	3,970

Total current assets	197,695	152,254

Property and equipment, net	155,290	171,931
Deposits and other	1,607	1,368
Long-term investments	8,402	—
Deferred tax assets	7,577	6,548

Total assets	$370,571	$332,101

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,457	$18,168
Accrued liabilities	45,055	35,123
Income taxes payable	7,601	1,167

Total current liabilities	72,113	54,458

Deferred rent	36,909	40,548
Income taxes payable	1,850	837
Deferred compensation	1,273	1,105

Commitments and contingencies

Shareholders’ equity:

Preferred shares, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, no par value; 150,000,000 shares authorized; 43,949,726 and 43,698,670 shares issued and outstanding at January 31, 2009 and February 2, 2008, respectively	116,740	111,873
Retained earnings	143,025	123,283
Accumulated other comprehensive loss	(1,339)	(3)

Total shareholders’ equity	258,426	235,153

Total liabilities and shareholders’ equity	$370,571	$332,101

See accompanying Notes to Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Net sales	$761,074	$728,121	$751,558
Cost of goods sold, including buying, distribution and occupancy costs	487,769	476,677	502,408

Gross margin	273,305	251,444	249,150
Selling, general and administrative expenses	242,483	227,147	227,580

Income from operations	30,822	24,297	21,570
Interest income, net	1,670	1,934	1,450

Income before income taxes	32,492	26,231	23,020
Provision for income taxes	12,750	10,219	9,394

Net income	$19,742	$16,012	$13,626

Earnings per share:
Basic	$0.45	$0.36	$0.31

Diluted	$0.45	$0.36	$0.30

Shares used in computing earnings per share:
Basic	43,789	44,005	44,167
Diluted	43,913	44,132	44,752

See accompanying Notes to Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

			Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance at January 28, 2006	43,977	$100,328	$100,746	$(13)	$201,061
Exercise of stock options	195	1,865	—	—	1,865
Employee stock purchase plan	50	493	—	—	493
Restricted stock awards	8	155	—	—	155
Tax benefit from exercise of stock options, net	—	147	—	—	147
Stock-based compensation expense	—	4,100	—	—	4,100
Comprehensive income:
Net income	—	—	13,626	—	13,626
Unrealized gain on short-term investments, net	—	—	—	10	10

Total comprehensive income					13,636

Balance at February 3, 2007	44,230	107,088	114,372	(3)	221,457
Cumulative effect—FIN 48	—	—	(836)	—	(836)

Balance at February 4, 2007	44,230	107,088	113,536	(3)	220,621
Exercise of stock options	271	1,293	—	—	1,293
Employee stock purchase plan	56	380	—	—	380
Restricted stock awards	12	155	—	—	155
Repurchase of common stock	(870)	(897)	(6,265)	—	(7,162)
Tax benefit from exercise of stock options, net	—	351	—	—	351
Stock-based compensation expense	—	3,503	—	—	3,503
Comprehensive income:
Net income	—	—	16,012	—	16,012

Total comprehensive income					16,012

Balance at February 2, 2008	43,699	111,873	123,283	(3)	235,153
Exercise of stock options	166	440	—	—	440
Employee stock purchase plan	71	329	—	—	329
Restricted stock awards	14	155	—	—	155
Tax deficiency from exercise of stock options, net	—	(16)	—	—	(16)
Stock-based compensation expense	—	3,959	—	—	3,959
Comprehensive income:
Net income	—	—	19,742	—	19,742
Unrealized loss on short- and long-term investments, net	—	—	—	(1,336)	(1,336)

Total comprehensive income					18,406

Balance at January 31, 2009	43,950	$116,740	$143,025	$(1,339)	$258,426

See accompanying Notes to Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
OPERATING ACTIVITIES
Net income	$19,742	$16,012	$13,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,328	41,583	38,941
Stock-based compensation	4,114	3,658	4,255
Loss on disposal of fixed assets	572	336	720
Impairment of long-lived assets	1,198	1,575	3,395
Deferred taxes	(2,941)	(3,459)	(5,838)
Gift card breakage income	(1,152)	(1,151)	(1,198)
Changes in operating assets and liabilities:
Inventory	382	(6,437)	(2,708)
Prepaid expenses and other current assets	801	(196)	2,270
Deposits and other assets	(239)	(780)	(344)
Accounts payable	1,289	2,306	(2,260)
Accrued liabilities	11,103	2,693	2,579
Deferred rent	(3,640)	(126)	733
Income taxes payable	7,447	(4,423)	(198)

Net cash provided by operating activities	77,004	51,591	53,973

INVESTING ACTIVITIES
Purchases of property and equipment	(23,257)	(48,766)	(38,617)
Proceeds from sale of short- and long-term investments	26,672	156,164	94,354
Purchases of short- and long-term investments	(7,743)	(141,474)	(117,923)

Net cash used in investing activities	(4,328)	(34,076)	(62,186)

FINANCING ACTIVITIES
Payments on capital lease obligations	—	—	(262)
Excess tax benefit from stock-based compensation	299	455	207
Proceeds from employee stock purchases and exercise of stock options	769	1,673	2,505
Repurchase of common stock	—	(7,162)	—

Net cash provided by (used in) financing activities	1,068	(5,034)	2,450

Increase (decrease) in cash and cash equivalents	73,744	12,481	(5,763)
Cash and cash equivalents at beginning of year	16,391	3,910	9,673

Cash and cash equivalents at end of year	$90,135	$16,391	$3,910

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$73	$96	$24

Cash paid during the period for income taxes	$7,759	$17,193	$15,326

See accompanying Notes to Consolidated Financial Statements.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2009

NOTE 1. Organization and Summary of Significant Accounting Policies

Organization and Business Activities

We are a mall- and web-based specialty retailer operating the Hot Topic and Torrid concepts, as well as the e-space music discovery concept, ShockHound. At Hot Topic, our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. We sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items for young men and women principally between the ages of 12 and 22. At Torrid, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females principally between the ages of 15 and 29. At ShockHound, our genre-spanning music website, people of all ages can purchase MP3s and music merchandise, share their music interests, read the latest music news and enjoy exclusive editorial content about their favorite artists. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. We launched ShockHound during the third quarter of fiscal 2008. At the end of fiscal 2008 (the fiscal year ended January 31, 2009), we operated 681 Hot Topic stores throughout the United States and Puerto Rico, and 159 Torrid stores in 36 states. We sell merchandise on our websites www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. We sell music merchandise and MP3s on our website www.shockhound.com. We currently have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts, and the very early stage of business operations of our ShockHound concept. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

Principles of Consolidation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Hot Topic, Inc. and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

Our fiscal year is on a 52- or 53-week basis and ends on the Saturday nearest to January 31. The fiscal year ended 2008 and 2007 were 52-week fiscal years. The fiscal year ended 2006 was a 53-week year, and our fiscal year ending 2009 is a 52-week year ending on January 30, 2010.

Use of Estimates

We are required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with generally accepted accounting principles. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Our most significant estimates relate to the valuation of inventory balances, the valuation of our auction rate securities, the determination of sales returns, the assessment of expected cash flows used in evaluating long-lived assets for impairment and the determination of gift card breakage. The estimation process required to prepare our consolidated financial statements requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Our actual results could differ materially from those estimates.

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

Short- and Long-Term Investments

Our short-term investments consist of interest-bearing variable rate securities backed by government bonds, have maturities in excess of three months and are accounted for as available for sale. At January 31, 2009, short-term investments consisted of municipal bonds of $7.3 million and certificates of deposit of $0.1 million. At February 2, 2008, short-term investments consisted of municipal bonds of $21.2 million and government obligations of $15.7 million. Short-term investments are recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined. (Refer to NOTE 5—Fair Value Measurements for discussion on how we determined the fair value of our short-term investments).

Our long-term investments comprise of AAA/Aaa/A3-rated auction rate securities. These auction rate securities are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education. Our auction rate securities are debt instruments with maturities that range from 25 to 32 years and with interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold and historically has provided a liquid market for them. Negative market conditions continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value as of the end of fiscal 2008. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities has been determined based on a valuation model prepared by the broker-dealer that holds these securities on our behalf. In addition, we have continued to update the model using current assumptions throughout fiscal 2008. (Refer to NOTE 5—Fair Value Measurements for discussion on how we determined the fair value of our auction rate securities).

As of January 31, 2009 and February 2, 2008, the fair value of our auction rate securities was $8.4 million and $21.2 million, respectively. The decrease represents a $10.8 million liquidation in the first quarter of fiscal 2008 and a decline in fair value of $2.0 million from February 2, 2008 through January 31, 2009. This $2.0 million decline is deemed temporary as we have the intent and ability to hold these investments until anticipated full or substantial recovery in fair value occurs. Accordingly, we have recorded an unrealized loss of $2.0 million ($1.2 million net of tax) in accumulated other comprehensive income reflected in the shareholders’ equity section of the consolidated balance sheet. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide not to hold these investments until full or substantial recovery, we may be required to recognize impairment charges against income. During the first quarter of fiscal 2008, we reclassified all of our auction rate securities from current assets to non-current assets on our consolidated balance sheet, as we do not expect them to successfully auction and recover their full or par value within the next 12 months.

Accumulated other comprehensive income is comprised of unrealized gains and losses from short- and long-term investments, net of all related taxes, and are reflected in the Shareholders’ Equity section of the Consolidated Balance Sheets.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation, or in the case of capitalized leases, at the present value of future minimum lease payments. Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. Costs associated with internally developed software are accounted for in accordance with Statement of Position, or SOP, 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. These costs consist of salaries of employees and payments made to third parties and consultants working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized internal use software costs are amortized using the straight-line method over their estimated useful lives, generally three years. In fiscal 2008, 2007 and 2006, we amortized approximately $0.8 million, $0.4 million and $0.5 million, respectively. Additionally, as of January 31, 2009 and February 2, 2008, the net book value of capitalized internal use software totaled approximately $2.9 million and $2.3 million, respectively.

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

Revenue Recognition

Revenue is recognized at our retail store locations at the point at which the customer receives and pays for the merchandise at the register. For online sales, revenue is recognized at the time of shipment, which we refer to as the date of purchase by the customer. Sales are recognized net of merchandise returns, which are reserved for based on historical experience. For the years ended January 31, 2009, February 2, 2008 and February 3, 2007, merchandise returns were $23.7 million, $22.6 million and $27.9 million, respectively. Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption. Shipping and handling revenues from our websites are included as a component of net sales.

Cost of Goods Sold, Including Buying, Distribution and Occupancy Costs

Cost of goods sold, including buying, distribution and occupancy costs includes: merchandise costs; freight; inventory shrink; payroll expenses associated with the merchandising and distribution departments; distribution center expenses including rent, common area maintenance charges, real estate taxes, depreciation, utilities, supplies and maintenance; and store expenses including rents, common area maintenance charges, real estate taxes and depreciation.

Vendor Allowances

We receive certain allowances from our vendors primarily related to damaged merchandise, markdowns and, for our Torrid division, new store openings. Allowances received from vendors related to damaged merchandise and new Torrid store openings are reflected as a reduction of inventory in the period they are received and allocated to cost of sales during the period in which the items are sold. Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received as these allowances are generally received after goods have been sold or marked down. For the years ended January 31, 2009, February 2, 2008 and February 3, 2007, we received vendor allowances of $8.4 million, $9.5 million and $6.9 million, respectively, of which $8.2 million, $9.3 million and $6.9 million, respectively, were accounted for as a reduction of cost of goods sold. Most of the vendor allowances that we receive are based on on-going agreements and negotiations with vendors. We receive vendor allowances from substantially all of our vendors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include: payroll expenses associated with stores; store operating expenses; store pre-opening costs; marketing expenses; and payroll and other expenses associated with headquarters and administrative functions.

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

In fiscal 2008, 2007 and 2006, we recognized $1.2 million in each of the three years, as a component of sales in proportion to actual gift card redemptions over the period that remaining gift card values are redeemed.

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

Advertising Costs

Advertising costs are expensed the first time the event occurs or as incurred. Advertising expenses were $7.6 million, $4.6 million and $3.8 million for the years ended January 31, 2009, February 2, 2008 and February 3, 2007, respectively and advertising reimbursements from vendors for these years were immaterial. At January 31, 2009 and February 2, 2008, the amount of advertising costs reported as prepaid advertising was immaterial.

Income Taxes

We account for income taxes using the liability method in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized.

In fiscal 2007, we adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges. During the years ended January 31, 2009, February 2, 2008 and February 3, 2007, we recorded impairment charges of $1.2 million, $1.6 million and $3.4 million, respectively, which is included in selling, general and administrative expenses in our consolidated statements of income.

Stock-Based Compensation

We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized over the requisite service periods of the awards. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life, price volatility of the underlying stock, risk free interest rate and expected dividend rate. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R “Share Based Payments,” or SFAS 123R, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to shareholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity. We report comprehensive income in accordance with the provisions of SFAS 130, “Reporting Comprehensive Income.” Components of our comprehensive income include net income (loss) and gains/losses associated with investments available for sale.

Comprehensive income for the years ended January 31, 2009, February 2, 2008, and February 3, 2007 is as follows (in thousands):

	Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Comprehensive Income
Net income	$19,742	$16,012	$13,626
Unrealized (loss) gain on short- and long-term investments, net	(1,336)	—	10

Total comprehensive income	$18,406	$16,012	$13,636

During fiscal 2008, we recognized a $0.8 million tax benefit for the $2.0 million unrealized loss on auction rate securities. The resulting $1.2 million net loss is recorded in other comprehensive income. Unrealized loss on short-term marketable securities during fiscal 2008 was $127,000 and unrealized gain on short-term marketable securities during fiscal 2006 was $10,000, and the related tax benefit on this activity was not material.

New Accounting Pronouncements

In June 2008, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 08-3 “Accounting by Lessees for Nonrefundable Maintenance Deposits Under Lease Arrangements,” or EITF 08-3. EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits paid by a lessee to a lessor. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008 and is not applicable to us.

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

We adopted SFAS No. 157 “Fair Value Measurements,” or SFAS 157, on February 3, 2008 (Refer to NOTE 5 – Fair Value Measurements). During 2008, the FASB issued the following amendments to SFAS 157:

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

•

FSP No. 157-2 “Effective Date of FASB Statement No. 157” delays the effective date of SFAS 157 from 2008 to 2009 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis may have on our financial condition or results of operations.

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

The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board. Both incentive and non-statutory stock options granted by us under the 2006 Plan must carry an exercise price of at least 100% of the fair market value of our common stock on the date of grant or 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock. Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 10 years. In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) the number of unallocated shares of common stock remaining available for issuance under the 1996 Plan as of June 13, 2006, (b) an additional 2,350,000 shares and (c) the number of shares subject to stock awards as of June 13, 2006 under the 1996 Plan pursuant to the terms of the 1996 Plan. As of January 31, 2009, 1,484,580 shares were available for future grants. These available shares include 585,000 shares that were set aside for the issuance of up to 390,000 restricted stock unit awards previously granted to certain of our executive officers in March 2007 which, on December 18, 2008, were voluntarily cancelled in exchange for a nominal payment to them of $1.00 in the aggregate. This cancellation effectively lowered the requirement to set aside 786,000 shares (for the issuance of 524,000 restricted stock unit awards) to 201,000 shares (for the issuance of 134,000 restricted stock unit awards). All awards to date under the 2006 Plan have been granted to our employees and none have been granted to consultants.

In March 2007, we granted restricted stock unit awards under the 2006 Plan and in March 2006, we granted restricted stock unit awards under the 1996 Plan to certain members of our management. None of these awards have vested, and no shares have been issued pursuant to the grants. These 2007 and 2006 awards provide for the issuance of up to 134,000 and 398,000 shares of our common stock, respectively, net of forfeitures (including the forfeiture of the 390,000 awards mentioned above), with vesting and issuance contingent upon achieving performance goals for fiscal 2009 and 2008, respectively, based upon our operating income for those fiscal years; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent these performance goals are ultimately met. The market values of our common stock as of the 2007 and 2006 grant dates of these restricted stock unit awards were $11.31 and $13.90, respectively. Compensation expense for these awards is required to be recorded over the three-year terms of the awards, based on the market values as of the grant dates, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2009 and 2008. As of January 31, 2009, it is our best estimate that none of the awards granted in March 2007 will be earned at the end of the three-year term. In addition, none of the awards granted in March 2006 were earned as the performance goal for fiscal 2008 was not achieved. Thus, we have not recognized any compensation expense for the twelve months ended January 31, 2009 for these restricted stock unit awards.

In March 2008, we granted restricted stock unit awards under the 2006 Plan to certain members of our management. These grants were substantially similar to the restricted stock unit awards granted in March 2006 and March 2007. None of these awards have vested and no shares have been issued pursuant to the grants. These awards provide for the issuance of up to 390,000 shares of our common stock, net of forfeitures, with vesting and issuance contingent upon achieving performance goals for fiscal 2010 based upon our operating income for that fiscal year; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent these performance goals are ultimately met. The market value of our common stock as of the grant date of these restricted stock unit awards was $4.75. Compensation expense for these awards is required to be recorded over the three-year term of the awards, based on the market value as of the grant date, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2010. As of January 31, 2009, it is our best estimate that 37.5% of these awards, or 146,250 out of a possible 390,000, will be earned and will vest at the end of the three-year term. We have accounted for the change in estimate by applying the change retroactively and recognizing the cumulative effect, a $106,000 charge to compensation expense, in the fourth quarter of fiscal 2008. In aggregate, we have recognized $203,000 as compensation expense during the twelve months ended January 31, 2009 for these restricted stock unit awards.

In June 2008, the Board reinstated our 1996 Non-Employee Directors’ Stock Option Plan, or the 1996 NEDSOP, as a sufficient number of shares had been added back to its share reserve due to termination of unexercised awards in accordance with the provisions of the 1996 NEDSOP. Under the 1996 NEDSOP, we may grant and have granted stock options to non-employee directors. The exercise price of options granted under the 1996 NEDSOP shall be determined by the Board at the date of grant and shall be 100% of the fair market value of our common stock on the date of grant. Unless the Board determines otherwise, options vest over four years and generally expire ten years from the date of grant. The total share reserve under the 1996 NEDSOP is 720,000 shares, of which as of January 31, 2009, 123,332 shares were available for future grants. No options under the 1996 NEDSOP have been granted to consultants.

In June 2008 and June 2007, we granted non-employee directors 25,748 and 13,826 shares of restricted common stock, respectively, under the 2006 Plan, and in June 2006, we granted them 11,842 shares of restricted common stock under the 1996 Plan. Restricted shares generally vest in the year subsequent to the grant year. All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board. The value of these grants is expensed over the vesting period. During fiscal 2008, $155,000, of which $52,000 relates to the fiscal 2007 grant, was expensed. During fiscal 2007, non-employee directors were granted 13,826 shares of restricted stock and $155,000, of which $52,000 related to the fiscal 2006 grant, was expensed.

The following table summarizes stock options outstanding under all of our plans as of January 31, 2009:

	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	5,741,507	$14.09
Granted	1,513,749	$4.99
Exercised	(166,262)	$2.64
Forfeited or expired	(827,531)	$10.31

Outstanding at end of year	6,261,463	$12.54

Exercisable at end of year	4,248,337	$14.91

The following table summarizes information about stock options outstanding and exercisable as of January 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life (Years)	Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life (Years)
$1.51 – $5.19	1,172,081	$4.61	7.78	213,581	$3.72
$5.59 – $11.31	1,876,203	$9.94	6.11	1,087,668	$10.00
$11.38 – $15.33	1,437,947	$14.31	5.37	1,174,669	$14.48
$15.61 – $21.24	1,490,682	$18.56	5.15	1,487,869	$18.56
$21.30 – $25.51	284,550	$24.69	4.94	284,550	$24.69

$1.51 – $25.51	6,261,463	$12.54	6.00	4,248,337	$14.91	4.71

The aggregate intrinsic values of stock options outstanding and exercisable as of January 31, 2009 were $6.0 million and $1.5 million, respectively. The aggregate intrinsic values of stock options outstanding and exercisable as of February 2, 2008 were each $0.9 million.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the years ended January 31, 2009, February 2, 2008 and February 3, 2007 are provided in the following table (in thousands):

	Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Proceeds from stock options exercised	$440	$1,293	$1,865
Tax benefit related to stock options exercised	$299	$455	$207
Intrinsic value of stock options exercised	$753	$806	$530

In June 1996, the Board adopted the Employee Stock Purchase Plan, or the Stock Purchase Plan. The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees. All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan. Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 15% discount on shares purchased under the Stock Purchase Plan. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings have occurred every six months commencing January 1, 1997. At January 31, 2009, 959,869 shares could still be sold to employees under the plan. Compensation expense for the year ended January 31, 2009 and February 2, 2008 was $117,000 and $101,000, respectively, related to the fair value of the rights granted to participants under the plan at the beginning of the then-current offering.

Accounting for Stock-Based Compensation Expense

We compute stock-based compensation pursuant to SFAS 123R.

The effect of recording stock-based compensation for the years ended January 31, 2009, February 2, 2008 and February 3, 2007 was as follows (in thousands, except per share amounts):

	Years Ended
Stock-based compensation by type of award:	January 31, 2009	February 2, 2008	February 3, 2007
Employee stock options and awards	$3,794	$3,557	$4,036
Restricted stock units, net of adjustments	203	—	—
Employee stock purchase plan	117	101	219

Total stock-based compensation expense	$4,114	$3,658	$4,255
Tax effect on stock-based compensation expense	(1,514)	(1,209)	(1,180)

Net effect on net income	$2,600	$2,449	$3,075

Effect on earnings per share:
Basic and diluted	$0.06	$0.06	$0.07

For the years ended January 31, 2009, February 2, 2008 and February 3, 2007, $620,000, $752,000 and $668,000, respectively, of stock and equity awards compensation expense was recorded as a component of cost of goods sold and the remainder, $3,494,000, $2,906,000 and $3,587,000, respectively, was charged to selling, general and administrative expense.

As of January 31, 2009, we had $6.6 million of unrecognized expense related to non-vested stock option grants, which is expected to be recognized over a weighted average period of 2.66 years.

As of January 31, 2009, we had $0.1 million of unrecognized expense related to restricted stock grants, which is expected to be recognized over a weighted average period of 0.36 years.

Calculation of Fair Value of Options

We use a Black-Scholes option valuation model to determine the fair value of stock-based compensation under SFAS 123R. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is generally no less than the option vesting period and is based on our historical experience. Expected volatility is based upon the historical volatility of our stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s expected life. We use a dividend yield of zero in the Black-Scholes option valuation model, as we do not anticipate paying cash dividends in the foreseeable future.

The following weighted average assumptions were used for stock options granted:

	Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Risk free interest rate	3%	4%	5%
Expected life	5 years	5 years	5 years
Expected volatility	47%	44%	48%
Expected dividend yield	0%	0%	0%

Weighted average fair value at grant date	$ 2.16	$ 5.34	$ 6.07

NOTE 3. Property and Equipment

Property and equipment are summarized as follows (in thousands):

	January 31, 2009	February 2, 2008
Leasehold improvements	$167,625	$165,049
Furniture, fixtures and equipment	110,419	107,229
Software and licenses	46,587	37,978
Building and land	14,270	14,270

	338,901	324,526
Less: Accumulated depreciation and amortization	(183,611)	(152,595)

Property and equipment, net	$155,290	$171,931

We recorded depreciation expense in the amounts of $38.3 million, $41.6 million and $38.9 million for the years ended January 31, 2009, February 2, 2008 and February 3, 2007, respectively.

NOTE 4. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 31, 2009	February 2, 2008
Accrued payroll and related expenses	$17,593	$9,933
Gift cards, gift certificates and store merchandise credits	7,344	7,899
Accrued self insurance liabilities	3,620	3,091
Accrued sales tax	2,328	2,015
Accrued percentage rents	744	1,088
Accrued cost of fixed assets and software	1,695	1,150
Other	11,731	9,947

Accrued liabilities	$45,055	$35,123

NOTE 5. Fair Value Measurements

In September 2006, the FASB issued SFAS 157. We adopted SFAS 157 on February 3, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis.

The adoption of SFAS 157 requires us to provide additional disclosures within our consolidated financial statements. SFAS 157 establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. It also defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2009 consisted of the following (in thousands):

	Balance at January 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities (available for sale)	$7,375	$7,375	$—	$—
Auction rate securities (non-current)	8,402	—	—	8,402

Total assets	$15,777	$7,375	$—	$8,402

Liabilities:
Deferred compensation plan (non-current)	$1,273	$1,273	$—	$—

The fair value of our short-term marketable securities and deferred compensation plan liability is determined based on quoted prices of identical assets that are trading in active markets. The deferred compensation plan liability represents the amount that would be earned by participants if the funds were invested in securities traded in active markets. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities was initially determined in the first quarter of fiscal 2008 based on a valuation model prepared by the broker-dealer that holds these securities on our behalf. We reviewed and found reasonable the valuation model and methodologies used by the broker-dealer. In addition, we have continued to update the model using current assumptions throughout fiscal 2008. The model values the securities by estimating the present value of future principal and interest payments discounted at rates considered to reflect current market conditions. Assumptions used in the valuation include those made about the liquidity horizon, or period of time expected, before the securities are successfully auctioned; coupon rates; weighted average cost of capital; and holding spreads and yields. Other factors that impact our valuation include changes to credit ratings of our auction rate securities as well as to the underlying assets supporting these securities and the ongoing strength and quality of the credit markets. Our valuation is subject to uncertainties that are difficult to predict and could change significantly based on future market conditions.

The activity of our auction rate securities through the end of fiscal 2008, whose fair value was measured using Level 3 inputs, is summarized below (in thousands):

	Current	Non-current
Carrying value as of February 2, 2008	$21,190	$—
Settlements*	(10,790)	—
Total losses
Included in earnings	—	—
Included in other comprehensive income**	—	(1,998)
Transfers between current and non-current*	(10,400)	10,400

Carrying value as of January 31, 2009	$—	$8,402

*	Settlements and transfers occurred during the first quarter of fiscal 2008.

**	Temporary losses of $72,000, $82,000, $701,000 and $1,143,000 occurred during the first, second, third and fourth quarters of fiscal 2008, respectively.

NOTE 6. Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million that will expire on September 1, 2009. Letters of credit, which are primarily used for inventory purchases, are issued under the credit agreement. There were letters of credit for $446,000 and $133,000 outstanding at January 31, 2009 and February 2, 2008, respectively.

NOTE 7. Commitments and Contingencies

Leases

We have entered into lease agreements for retail, distribution and office space, vehicles and equipment under primarily non-cancelable leases with terms ranging from approximately two to ten years. The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or 5% to 8% of annual sales volume. Certain leases provide for increasing minimum annual rental amounts. Rent expense is recorded on a straight-line basis over the term of the lease based on us taking possession of premises. Accordingly, deferred rent, as reflected in the accompanying balance sheets, represents the difference between rent expense accrued and amounts paid under the terms of the lease agreements. Total rent expense for the years ended January 31, 2009, February 2, 2008 and February 3, 2007 was $54.8 million, $54.7 million and $52.3 million, respectively, including contingent rentals of $0.9 million, $1.1 million and $1.7 million, respectively.

Annual future minimum lease payments under operating leases as of January 31, 2009 are as follows (in thousands):

Fiscal Year
2009	$55,601
2010	52,634
2011	49,436
2012	44,098
2013	37,307
Thereafter	78,281

Total minimum operating lease payments	$317,357

Litigation

We are involved in matters of litigation that arise in the ordinary course of business. We do not currently believe that litigation in which we are currently involved will have a material adverse effect on our overall financial condition.

Indemnities, Commitments and Guarantees

During the ordinary course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of California. From time to time, we have issued guarantees in the form of letters of credit as security for some merchandise shipments from overseas. At January 31, 2009, there were letters of credit for $446,000 outstanding. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated financial statements.

NOTE 8. Income Taxes

Provision for Income Taxes

Composition of the provision for income taxes for the years ended (in thousands):

	January 31, 2009	February 2, 2008	February 3, 2007
Current:
Federal	$12,887	$10,971	$13,359
State	2,514	2,686	1,666

	15,401	13,657	15,025

Deferred:
Federal	(2,052)	(2,860)	(5,126)
State	(599)	(578)	(505)

	(2,651)	(3,438)	(5,631)

Total income tax expense	$12,750	$10,219	$9,394

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	January 31, 2009	February 2, 2008
Current deferred tax assets (liabilities):
Inventory	$758	$1,075
Accrued expense and other	5,375	3,353
State taxes	(257)	(543)
Other assets, net	489	85

Net current deferred tax assets	6,365	3,970

Noncurrent deferred tax assets (liabilities):
Depreciation	(1,904)	(1,846)
Deferred rent	4,969	5,301
Stock-based compensation expense	3,498	2,455
Other assets, net	1,014	638

Total noncurrent deferred tax assets	7,577	6,548

Net deferred tax assets	$13,942	$10,518

A reconciliation of the provision for income taxes to the statutory tax rate is as follows:

	January 31, 2009	February 2, 2008	February 3, 2007
Statutory federal rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit and other	3.9	5.5	3.2
Stock-based compensation expense	0.2	0.3	1.8
Other permanent differences	0.1	(1.8)	0.8

Effective income tax rate	39.2%	39.0%	40.8%

We operate in numerous tax jurisdictions and are subject to routine tax examinations. Future tax examinations could involve difficult issues and multiple years. Although we cannot predict the outcome of future examinations, amounts that could be owed in excess of amounts accrued would impact future tax expense but would not be expected to have a material impact on our financial condition.

Our effective tax rate was 39.2%, 39.0% and 40.8% for fiscal 2008, 2007 and 2006, respectively. The increase in fiscal 2008 compared to fiscal 2007 was primarily due to a decrease in non-taxable income arising from lower interest rate yields, an increase in non-deductible expense arising from deferred compensation investment losses and an increase in the liability associated with unrecognized tax benefits. The increase was partially offset by the benefit obtained from federal and state tax research and development credits.

Uncertain Tax Positions

On February 4, 2007, we adopted FIN 48. FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions.

As of January 31, 2009, the total liability for income tax associated with unrecognized tax benefits was $2.9 million ($2.2 million net of federal benefit), of which $0.3 million ($0.2 million net of federal benefit) related to interest and $0.4 million related to penalties. Our effective tax rate will be affected by any portion of this liability we may recognize. As of February 2, 2008, the total liability for income tax associated with unrecognized tax benefits was $2.3 million ($1.8 million net of federal benefit), of which $0.4 million ($0.3 million net of federal benefit) related to interest and $0.1 million related to penalties.

We believe that it is reasonably possible that $1.0 million ($0.8 million net of federal benefit) of our liability for unrecognized tax benefits of which $0.2 million ($0.1 million net of federal benefit) of associated interest and $0.1 million related to penalties may be recognized in the next 12 months due to the settlement of audits and the expiration of statutes of limitations. As such, we have classified this amount as a current liability.

The following table reconciles the amount recorded for the liability for income tax associated with unrecognized tax benefits for the years ended January 31, 2009 and February 2, 2008 (in thousands):

	January 31, 2009	February 2, 2008
Unrecognized tax benefits—beginning of year	$1,845	$1,965
Additions:
Tax positions related to prior period	424	1,176
Tax positions related to current period	1,203	407
Reductions:
Tax positions related to prior period	(677)	(611)
Settlements	(345)	(951)
Lapse of statute of limitations	(277)	(141)

Unrecognized tax benefits—end of year	$2,173	$1,845

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits in tax expense. Tax expense for fiscal 2008 related to interest and penalties was $0.3 million and at January 31, 2009, we had accrued $0.7 million of interest and penalties related to uncertain tax positions.

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

NOTE 9. Earnings Per Share

We compute earnings per share pursuant to SFAS No. 128 “Earnings Per Share.” Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. At January 31, 2009, February 2, 2008 and February 3, 2007, options to purchase 6,062,339, 5,122,684 and 4,613,223 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding. The calculation of dilutive shares also excludes the restricted stock unit awards covering 390,000, 134,000 and 398,000 shares, net of forfeitures, granted to certain members of our management in March 2008, March 2007 and March 2006, respectively, as the issuance of the underlying shares is contingent upon achieving certain performance goals in fiscal 2010, 2009 and 2008, respectively.

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows (in thousands except per share amounts):

	January 31, 2009	February 2, 2008	February 3, 2007
Basic Earnings Per Share Computation:
Numerator	$19,742	$16,012	$13,626
Denominator:
Weighted average common shares outstanding	43,789	44,005	44,167

Basic earnings per share	$0.45	$0.36	$0.31

Diluted Earnings Per Share Computation:
Numerator	$19,742	$16,012	$13,626
Denominator:
Weighted average common shares outstanding	43,789	44,005	44,167
Incremental shares from assumed exercise of options	124	127	584

Total shares	43,913	44,132	44,752

Diluted earnings per share	$0.45	$0.36	$0.30

NOTE 10. Stock Repurchases

On August 13, 2007, we announced that our Board approved the repurchase of up to an aggregate of $40.0 million of our outstanding common stock during the period ended February 2, 2008. During fiscal 2007, we repurchased 870,470 shares of our common stock for approximately $7.2 million, which represents an average price of $8.23 per share. This share repurchase program expired at the end of fiscal 2007.

We did not repurchase any shares of our common stock during fiscal 2008 or fiscal 2006.

NOTE 11. Employee Benefit Plan

Effective January 1, 1995, we adopted the Hot Topic 401(k) Plan, or the 401(k) Plan. All employees who have been employed by us for at least one year, maintained a minimum of 1,000 hours worked during the year and are at least 21 years of age, are eligible to participate. Employees may contribute up to 25% of their eligible compensation to the 401(k) Plan, subject to a statutorily prescribed annual limit. We may at our discretion contribute certain amounts to eligible employees’ accounts. In January 2009, we began to contribute 50% of the first 4% of participants’ eligible contributions into their 401(k) Plan accounts.

NOTE 12. Deferred Compensation Plan

In August 2006, we adopted the Hot Topic Inc. Management Deferred Compensation Plan, or the Deferred Compensation Plan, for the purpose of providing highly compensated employees and members of our Board a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, or, in the case of members of our Board, 100% of their earned cash fees, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan. As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held within a ‘rabbi trust’ on our consolidated balance sheet. We may at our discretion contribute certain amounts to eligible employees’ accounts. In January 2009, we began to contribute 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts. As of January 31, 2009, assets and associated liabilities of the Deferred Compensation Plan were $1.4 million and $1.3 million, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheets. As of February 2, 2008, assets and associated liabilities of the Deferred Compensation Plan were $1.1 million.