Form 10-Q
period 2009-05-02
HOT TOPIC INC /CA/
filed 2009-05-27
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 26, 2009 – 44,015,082 shares of common stock, no par value.

HOT TOPIC, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Hot Topic, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	May 2, 2009	January 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,932	90,135
Short-term investments	4,415	7,375
Inventory	82,152	79,923
Prepaid expenses and other	14,707	13,897
Deferred tax assets	6,365	6,365

Total current assets	192,571	197,695

Property and equipment, net	150,811	155,290
Deposits and other	2,455	1,607
Long-term investments	8,477	8,402
Deferred tax assets	8,289	7,577

Total assets	$362,603	$370,571

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$26,330	$19,457
Accrued liabilities	34,315	45,055
Income taxes payable	1,003	7,601

Total current liabilities	61,648	72,113

Deferred rent	35,581	36,909
Deferred compensation liability	2,179	1,850
Income taxes payable	1,850	1,273

Commitments and contingencies

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, no par value; 150,000,000 shares authorized; 44,015,082 and 43,698,670 shares issued and outstanding at May 2, 2009 and January 31, 2009, respectively	118,269	116,740
Retained earnings	144,250	143,025
Accumulated other comprehensive loss	(1,174)	(1,339)

Total shareholders’ equity	261,345	258,426

Total liabilities and shareholders’ equity	$362,603	$370,571

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 2, 2009	May 3, 2008
Net sales	$175,125	$158,978
Cost of goods sold, including buying, distribution and occupancy costs	114,995	107,353

Gross margin	60,130	51,625

Selling, general and administrative expenses	58,278	54,313

Income (loss) from operations	1,852	(2,688)

Interest income, net	170	374

Income (loss) before provision (benefit) for income taxes	2,022	(2,314)

Provision (benefit) for income taxes	797	(908)

Net income (loss)	$1,225	$(1,406)

Earnings (loss) per share:
Basic	$0.03	$(0.03)

Diluted	$0.03	$(0.03)

Shares used in computing earnings (loss) per share:
Basic	44,000	43,717
Diluted	44,679	43,717

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	May 2, 2009	May 3, 2008
OPERATING ACTIVITIES
Net income (loss)	$1,225	$(1,406)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	9,648	9,935
Stock-based compensation	1,089	956
Loss on disposal of fixed assets	317	301
Impairment of long-lived assets	14	501
Deferred taxes	(757)	(401)
Gift card breakage	(201)	(227)
Changes in operating assets and liabilities:
Inventory	(2,229)	2,976
Prepaid expenses and other current assets	(810)	(2,382)
Deposits and other assets	(847)	(129)
Accounts payable	6,873	3,744
Accrued liabilities	(9,677)	(6,053)
Deferred rent	(1,328)	(1,124)
Income taxes payable	(6,598)	(176)

Net cash (used in) provided by operating activities	(3,281)	6,515

INVESTING ACTIVITIES
Purchases of property and equipment	(5,495)	(7,456)
Proceeds from sale of short- and long-term investments	3,050	25,572
Purchases of short- and long-term investments	—	(7,440)

Net cash (used in) provided by investing activities	(2,445)	10,676

FINANCING ACTIVITIES
Excess tax benefit from stock-based compensation	120	11
Proceeds from employee stock purchases and exercise of stock options	403	35

Net cash provided by financing activities	523	46

(Decrease) increase in cash and cash equivalents	(5,203)	17,237
Cash and cash equivalents at beginning of year	90,135	16,391

Cash and cash equivalents at end of period	$84,932	$33,628

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$1	$56

Cash paid during the period for income taxes	$8,432	$1,095

See accompanying Notes to Condensed Consolidated Financial Statements.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Organization and Basis of Presentation

We are a mall- and web-based specialty retailer operating the Hot Topic and Torrid concepts, as well as the e-space music discovery concept, ShockHound. At Hot Topic, our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. Within pop culture, we believe music plays a primary and integral role in the minds, activities and preferences of our target customers. At Hot Topic, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items for young men and women principally between the ages of 12 and 22. At Torrid, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females principally between the ages of 15 and 29. At ShockHound, our genre-spanning music website, people of all ages can purchase MP3s and music merchandise, share their music interests, read the latest music news and enjoy exclusive editorial content about their favorite artists. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. We launched ShockHound during the third quarter of fiscal 2008. At the end of the first quarter of fiscal 2009 (May 2, 2009, in the 52-week fiscal year ending January 30, 2010), we operated 679 Hot Topic stores throughout the United States and Puerto Rico, and 158 Torrid stores in 35 states. We sell merchandise on our websites www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. We sell music merchandise and MP3s on our website www.shockhound.com. We currently have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts, and the very early stage of business operations of our ShockHound concept. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

The information set forth in these financial statements is unaudited except for the January 31, 2009 consolidated balance sheet data. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board. Both incentive and non-statutory stock options granted by us under the 2006 Plan must carry an exercise price of at least 100% of the fair market value of our common stock on the date of grant or 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock. Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 10 years. In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) the 732,456 shares of common stock remaining available for issuance under the 1996 Plan as of June 13, 2006, (b) an additional 2,350,000 shares and (c) the number of shares subject to stock awards as of June 13, 2006 under the 1996 Plan pursuant to the terms of the 1996 Plan. As of May 2, 2009, 528,543 shares were available for future grants under the 2006 Plan. All awards to date under the 2006 Plan have been granted to our employees and none have been granted to consultants.

In March 2006, we granted restricted stock unit awards under the 1996 Plan to certain members of our management. These 2006 awards provided for the issuance of up to 398,000 shares of our common stock, net of forfeitures, with vesting and issuance contingent upon achieving performance goals for fiscal 2008, based upon our operating income for those fiscal years; and prior to vesting (or termination without vesting), the awards constituted an agreement by us to issue shares to the extent these performance goals were ultimately met. The market value of our common stock as of the 2006 grant date of these restricted stock unit awards was $13.90. Compensation expense for these awards was required to be recorded over the three-year terms of the awards, based on the market values as of the grant dates, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2008. In March 2009, the Board confirmed that the target performance goal for fiscal 2008 had not been met, and therefore all such awards terminated without vesting or issuance of the underlying shares.

In March 2009, 2008 and 2007, we granted restricted stock unit awards under the 2006 Plan to certain members of our management. These grants were substantially similar to the restricted stock unit awards granted in March 2006. None of these awards have vested and no shares have been issued pursuant to the grants. The 2009, 2008 and 2007 awards provide for the issuance of up to 370,000, 374,000 and 104,000 shares of our common stock, respectively, net of forfeitures, with vesting and issuance contingent upon achieving performance goals for fiscal 2011, 2010 and 2009, respectively, based upon our operating income for those fiscal years; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent these performance goals are ultimately met. The market values of our common stock as of the 2009, 2008 and 2007 grant dates of these restricted stock unit awards were $9.56, $4.75 and $11.31, respectively. Compensation expense for these awards is required to be recorded over the three-year terms of the awards, based on the market values as of the grant dates, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2011, 2010 and 2009, respectively. As of May 2, 2009, it is our best estimate that 50% of the 2009 awards, or 185,000 out of a possible 370,000, will be earned and will vest at the end of the three-year term. Thus, we have recognized $74,000 as compensation expense in the first quarter of fiscal 2009 for these 2009 restricted stock unit awards. As of May 2, 2009, it is our best estimate that 37.5% of the 2008 awards, or 140,250 out of a possible 374,000, will be earned and will vest at the end of the three-year term. Thus, we have recognized $47,000 as compensation expense in the first quarter of fiscal 2009 for these 2008 restricted stock unit awards. As of May 2, 2009, it is our best estimate that none of the awards granted in March 2007 will be earned at the end of the three-year term. Thus, we have not recognized any compensation expense in the first quarter of fiscal 2009 for these 2007 restricted stock unit awards.

Under our 1996 Non-Employee Directors’ Stock Option Plan, or the 1996 NEDSOP, we may grant and have granted stock options to non-employee directors. The exercise price of options granted under the 1996 NEDSOP shall be determined by the Board at the date of grant and shall be 100% of the fair market value of our common stock on the date of grant. Unless the Board determines otherwise, options vest over four years and generally expire ten years from the date of grant. The total share reserve under the 1996 NEDSOP is 720,000 shares, of which as of May 2, 2009, 123,332 shares were available for future grants. No options under the 1996 NEDSOP have been granted to consultants.

In June 2008 and June 2007, we granted non-employee directors 25,748 and 13,826 shares of restricted common stock, respectively, under the 2006 Plan. Restricted shares generally vest in one installment in the year subsequent to the grant year. All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board. The value of these grants is expensed over the vesting period. During the three months ended May 2, 2009, $39,000, all of which relates to the fiscal 2008 grant, was expensed. During the three months ended May 3, 2008, $39,000, all of which related to the fiscal 2007 grant, was expensed.

The following table summarizes stock options outstanding under all of our stock option plans as of May 2, 2009, as well as activity through the first quarter then ended:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2009	6,280,963	$12.67

Granted	1,014,000	$9.58
Exercised	(65,356)	$6.17
Forfeited or expired	(85,250)	$10.93

Outstanding at May 2, 2009	7,144,357	$12.31	6.24	$12,818

Exercisable at May 2, 2009	4,536,836	$14.41	4.69	$4,736

Cash proceeds, tax benefits and intrinsic values related to total stock options exercised during the three months ended May 2, 2009 and May 3, 2008 are provided in the following table (in thousands):

	Three Months Ended
	May 2, 2009	May 3, 2008
Proceeds from stock options exercised	$403	$35
Tax benefit related to stock options exercised	$120	$11
Intrinsic value of stock options exercised	$300	$33

In June 1996, the Board adopted the Employee Stock Purchase Plan, or the Stock Purchase Plan. The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees. All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan. Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce their contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 15% discount on shares purchased under the Stock Purchase Plan. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings have occurred every six months commencing January 1, 1997. At May 2, 2009, 959,869 shares remained available for future issuance under the Stock Purchase Plan. Compensation expense for the three months ended May 2, 2009 and May 3, 2008 was $37,000 and $32,000, respectively, related to the fair value of the rights granted to participants under the plan at the beginning of the then-current offering.

Accounting for Stock-Based Compensation Expense

We compute stock-based compensation pursuant to Statement of Financial Accounting Standards, or SFAS, No. 123R “Share Based Payments,” or SFAS 123R.

The effect of recording stock-based compensation for the three months ended May 2, 2009 and May 3, 2008 was as follows (in thousands, except per share amounts):

	Three Months Ended
	May 2, 2009	May 3, 2008
Stock-based compensation by type of award:
Employee stock options and awards	$931	$883
Restricted stock units	121	41
Employee stock purchase plan	37	32

Total stock-based compensation expense	$1,089	$956
Tax effect on stock-based compensation expense	(405)	(341)

Net effect on net income	$684	$615

Effect on earnings per share:
Basic and diluted	$0.02	$0.01

For the three months ended May 2, 2009 and May 3, 2008, $140,000 and $201,000, respectively, of stock and equity awards compensation expense was recorded as a component of cost of goods sold and the remainder, $949,000 and $755,000, respectively, was charged to selling, general and administrative expense.

As of May 2, 2009 and May 3, 2008, we had $9.5 million and $9.4 million, respectively, of unrecognized expense related to non-vested stock option grants, which are expected to be recognized over weighted average periods of 2.95 years and 3.12 years, respectively.

As of May 2, 2009 and May 3, 2008, we had $13,000 each year of unrecognized expense related to restricted stock grants, which are expected to be recognized over weighted average periods of 0.11 years and 0.12 years, respectively.

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

The following weighted average assumptions were used for stock options granted:

	Three Months Ended
	May 2, 2009	May 3, 2008
Risk free interest rate	2%	3%
Expected life	5 years	5 years
Expected volatility	55%	44%
Expected dividend yield	0%	0%

Weighted average fair value at grant date	$4.61	$2.06

NOTE 3. Earnings Per Share

We compute earnings or loss per share pursuant to SFAS No. 128 “Earnings Per Share.” Basic earnings or loss per share is computed by dividing net income or net loss, respectively, by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. For the three months ended May 2, 2009 and May 3, 2008, options to purchase 5,151,770 and 5,789,286 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding. The calculation of dilutive shares also excludes the portion of the restricted stock unit awards granted to certain members of our management in March 2009, March 2008 and March 2007 that are not expected to be earned or vest as the issuance of the underlying shares is contingent upon achieving certain performance goals in fiscal 2011, 2010 and 2009, respectively.

A reconciliation of the numerator and denominator of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	May 2, 2009	May 3, 2008
Basic and diluted earnings (loss) per share computation:
Numerator	$1,225	$(1,406)

Denominator:
Weighted average common shares outstanding	44,000	43,717
Incremental shares from assumed exercise/issuance of options and awards	679	—

Total shares	44,679	43,717

Basic and diluted earnings (loss) per share	$0.03	$(0.03)

NOTE 4. Investments in Marketable Securities

Our short-term investments have maturities that are less than six months and consist of interest-bearing municipal bonds. They are classified as short-term and are accounted for as available for sale. As of May 2, 2009, short-term investments were $4.4 million, and the associated unrealized gains for the three months ended May 2, 2009 of $0.1 million have been recorded in accumulated other comprehensive income, or OCI, reflected in the shareholders’ equity section of the consolidated balance sheet.

Our remaining investments are in AAA/Aaa/A3-rated auction rate securities with maturities that range from 24 to 31 years and with interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. These investments are classified as long-term, accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education. Negative market conditions continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids.

While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value. (Refer to NOTE 7 – Fair Value Measurements for discussion on how we determined the fair value of our investment in auction rate securities). As of May 2, 2009 and January 31, 2009, the fair value of our auction rate securities was $8.5 million and $8.4 million, respectively. The fair value as of May 2, 2009 reflects an increase in fair value of $0.1 million from January 31, 2009 and a cumulative decline of $1.9 million from the original par value. This cumulative $1.9 million decline is deemed temporary as we have the intent and ability to hold these investments until anticipated full or substantial recovery in fair value occurs. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide not to hold these investments until full or substantial recovery, we may be required to recognize impairment charges against income.

For the first three months of fiscal 2009, we have recorded an unrealized gain of $0.1 million for our auction rate securities in OCI reflected in the shareholders’ equity section of the consolidated balance sheet.

NOTE 5. Comprehensive Income

Comprehensive income (loss) for the three months ended May 2, 2009 and May 3, 2008 is as follows (in thousands):

	Three Months Ended
	May 2, 2009	May 3, 2008
Comprehensive income (loss)
Net income (loss)	$1,225	$(1,406)
Unrealized gain (loss) on marketable securities	165	(125)

Total comprehensive income (loss)	$1,390	$(1,531)

NOTE 6. Impact of Recently Issued Accounting Pronouncements

We adopted SFAS No. 157 “Fair Value Measurements,” or SFAS 157, on February 3, 2008 (Refer to NOTE 7 – Fair Value Measurements). During 2008, the FASB issued FSP No. FAS 157-2 “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 from 2008 to 2009 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis on February 1, 2009, and it did not have a material impact on our financial condition or results of operations.

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

Financial assets and liabilities measured at fair value on a recurring basis as of May 2, 2009 consisted of the following (in thousands):

	Balance at May 2, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities (available for sale)	$4,415	$4,415	$—	$—
Auction rate securities (non-current)	8,477	—	—	8,477

Total assets	$12,892	$4,415	$—	$8,477

Liabilities:
Deferred compensation plan (non-current)	$2,179	$2,179	$—	$—

The fair value of our short-term marketable securities and deferred compensation plan liability is determined based on quoted prices of identical assets that are trading in active markets. The deferred compensation plan liability represents the amount that would be earned by participants if the funds were invested in securities traded in active markets. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities was initially determined in the first quarter of fiscal 2008 based on a valuation model prepared by the broker-dealer that held these securities on our behalf. We reviewed and found reasonable the valuation model and methodologies used by the broker-dealer. In addition, we have continued to update the model using current assumptions as of the end of the first quarter of fiscal 2009. The model values the securities by estimating the present value of future principal and interest payments discounted at rates considered to reflect current market conditions. Assumptions used in the valuation include those made about the liquidity horizon, or period of time expected before the securities are successfully auctioned, coupon rates, weighted average cost of capital and holding spreads and yields. Other factors that impact our valuation include changes to credit ratings of our auction rate securities as well as to the underlying assets supporting these securities and the ongoing strength and quality of the credit markets. Our valuation is subject to uncertainties that are difficult to predict and could change significantly based on future market conditions.

The activity of our auction rate securities through the first quarter of fiscal 2009, whose fair value was measured using Level 3 inputs, is summarized below (in thousands):

Non-current
Carrying value as of January 31, 2009	$8,402
Settlements	—
Total gains
Included in earnings	—
Included in other comprehensive income	75

Carrying value as of May 2, 2009	$8,477

NOTE 8. Deferred Compensation Plan

In August 2006, we adopted the Hot Topic Inc. Management Deferred Compensation Plan, or the Deferred Compensation Plan, for the purpose of providing highly compensated employees and members of our Board a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, or, in the case of members of our Board, 100% of their earned cash fees, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan. As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held within a ‘rabbi trust’ on our consolidated balance sheet. We may at our discretion contribute certain amounts to eligible employees’ accounts. In January 2009, we began to contribute 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts. As of May 2, 2009, assets and associated liabilities of the Deferred Compensation Plan were each $2.2 million, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheets. As of May 3, 2008, assets and associated liabilities of the Deferred Compensation Plan were each $1.3 million.

NOTE 9. Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. These cash flows are calculated by netting future estimated store sales against associated merchandise costs and store-related expenses such as payroll and occupancy. The estimated store sales, net of the aforementioned costs and expenses, used for this nonrecurring fair value measurement is considered a Level 3 input as defined by SFAS 157 and discussed in more detail in NOTE 7 – Fair Value Measurements.

In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow so as not to trigger impairment charges, material changes in results could result in future impairment charges. For the three months ended May 2, 2009, impairment charges were not material. For the three months ended May 3, 2008, we recorded impairment charges of $501,000, which are included in selling, general and administrative expenses in our consolidated statements of operations.

NOTE 10. Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million that will expire on September 1, 2009, after which we expect to renew it under similar terms for a successive one-year term. Letters of credit, which are primarily used for inventory purchases, are issued under the credit agreement. There were letters of credit for $111,000 outstanding at May 2, 2009.

NOTE 11. Income Taxes

As of May 2, 2009 and January 31, 2009, the liability for income tax associated with unrecognized tax benefits was $2.9 million ($2.2 million net of federal benefit), of which $0.3 million ($0.2 million, net of federal benefit) related to interest and $0.4 million related to penalties. Our effective tax rate will be affected by any portion of this liability we may recognize.

We believe that it is reasonably possible that $1.0 million ($0.8 million, net of federal benefit) of our liability for unrecognized tax benefits of which $0.2 million ($0.1 million, net of federal benefit) of associated interest and $0.1 million related to penalties may be recognized in the next 12 months due to the settlement of audits and the expiration of statutes of limitations. As such, we have classified this amount as a current liability.

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits in tax expense. Tax expense during the three months ended May 2, 2009 and May 3, 2008 related to interest and penalties was not material.

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by these sections. These statements include, for example, statements regarding our expectations, beliefs, intentions or strategies regarding the future, such as the extent and timing of future revenues and expenses, economic conditions affecting consumer demand, ability to grow or maintain comparable store sales, and other expected financial results and information. All forward-looking statements included in this report are based on information available to us as of the date of this report. We will not necessarily update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied. Risks, uncertainties and other factors related to us are located, among other places, in this Part I, Item 2 and in Part II, Item 1A under the caption “Risk Factors.”

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

At Hot Topic, our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. Within pop culture, we believe music plays a primary and integral role in the minds, activities and preferences of our target customers. We believe we have made great strides in achieving our comprehensive music strategy developed in early fiscal 2007, which encompasses a high level of focus on the in-store music experience. We continue to: focus on music and music/pop culture-oriented merchandise; operate a fundamentally regular price business; emphasize superior customer service; and ramp up our efforts to host unique in-store events.

Our Torrid division focuses on fashion forward apparel and accessories for plus-size women. Our target customers have a youthful attitude and desire to reflect current fashion trends in their dress. We continue to: focus on current fashion trends; listen to the customer; and emphasize customer service and the in-store experience. During the second quarter of fiscal 2008, we rolled out our private label Torrid credit card program, divastatusSM and together with consistent marketing, the growth of our loyalty program, divastyle®, in-store operational improvements, and refocusing the assortment to more correctly reflect more of our customers’ attitudes and preferences, we believe that the recognition of our Torrid brand will continue to grow and the close relationships with our customers will continue to grow.

As part of our ongoing and evolving music strategy, we developed and launched ShockHound during the third quarter of fiscal 2008. ShockHound represents all music genres and includes a vast selection of MP3s, band merchandise (some of which is exclusive to members of ShockHound’s strategic partner’s websites), exclusive editorial content and original programming. We encourage our members to be part of the ShockHound experience by offering them the opportunity to join in the musical dialogue via a social networking platform. We recognize that our customers learn about and acquire music differently than they have in the past and we believe we can meet their needs by providing a more comprehensive, authentic online music discovery experience.

During the three months ended May 2, 2009, comparable store sales were up 7.1%, consisting of a Hot Topic division comparable store sales increase of 9.6% and a Torrid division comparable store sales decline of 1.7%, as compared to the same period in the first quarter of fiscal 2008. Overall comparable sales increased in the Hot Topic division, primarily due to significant improvement in licensed accessories and continued improvement in fashion accessories, driven by costume jewelry, body jewelry and intimate apparel. Increase in women’s novelty tee-shirts was offset by weak sales of women’s tops and women’s bottoms. The music category experienced an increase in comparable sales, primarily due to increases in rock apparel partially offset by declines in music accessories and rock tee-shirts. The comparable store sales decline at our Torrid division was mainly due to declines in apparel, particularly in pants and novelty and fashion tops, partially offset by increases in dresses.

At the end of the first quarter of fiscal 2009, we operated 679 Hot Topic stores throughout the United States and Puerto Rico, and 158 Torrid stores in 35 states, compared to 686 Hot Topic stores and 154 Torrid stores at the end of the first quarter of fiscal 2008. During the first quarter of fiscal 2009, we closed two Hot Topic stores and one Torrid store. We also remodeled or relocated three Hot Topic stores during the first quarter of fiscal 2009. We currently anticipate opening approximately two new stores, consisting of one Hot Topic store and one Torrid store, during fiscal 2009. We also plan to remodel or relocate approximately 25 existing Hot Topic stores and plan to close approximately six Hot Topic stores and five Torrid stores in fiscal 2009. With our mature store base, we believe we can more effectively improve company profitability by managing this existing store fleet rather than continuing to open a significant number of new stores, particularly in the current economic environment.

We operate on a 52- or 53-week fiscal year, which ends on the Saturday nearest to January 31. Fiscal 2009 (ending January 30, 2010) is a 52-week fiscal year, as were fiscal 2008 and fiscal 2007, while fiscal 2006 was a 53-week fiscal year.

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

RESULTS OF OPERATIONS

Three Months Ended May 2, 2009 Compared to the Three Months Ended May 3, 2008

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales. The discussion that follows should be read in conjunction with this table:

For the three months ended:	May 2, 2009	May 3, 2008
Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	65.7	67.5

Gross margin	34.3	32.5
Selling, general and administrative expenses	33.2	34.2

Income (loss) from operations	1.1	(1.7)
Interest and other income, net	0.1	0.2

Income (loss) before provision (benefit) for income taxes	1.2	(1.5)
Provision (benefit) for income taxes	0.5	(0.6)

Net income (loss)	0.7%	(0.9)%

Net sales increased $16.1 million, or 10.2%, to $175.1 million during the first quarter of fiscal 2009 from $159.0 million during the first quarter of fiscal 2008. The components of this $16.1 million increase in net sales are as follows:

Amount (millions)	Description
$10.7	Increase in comparable net sales from Hot Topic stores in the first quarter of fiscal 2009 compared to the corresponding period from the previous fiscal year.
5.3	Increase in Internet sales.
1.4	Increase in net sales from seven Torrid stores opened since the first quarter of the prior year and Torrid stores not yet qualifying as comparable stores.
0.8	Increase in net sales from four Hot Topic stores opened since the first quarter of the prior year and Hot Topic stores not yet qualifying as comparable stores.
0.4	Increase in net sales during the first quarter of fiscal 2009 from thirteen expanded or relocated Hot Topic stores, not yet qualifying as comparable stores.
(0.6)	Decrease in comparable net sales from Torrid stores in the first quarter of fiscal 2009 compared to the corresponding period from the previous fiscal year.
(1.9)	Decrease in net sales due to the closure of eleven Hot Topic stores and three Torrid stores since the first quarter of the prior year.

$16.1	Total

At the end of the first quarter of fiscal 2009, 655 of the 679 Hot Topic stores were included in the comparable store base, compared to 636 of the 686 Hot Topic stores open at the end of the first quarter of fiscal 2008. At the end of the first quarter of fiscal 2009, 147 of the 158 Torrid stores were included in the comparable store base, compared to 127 of the 154 Torrid stores open at the end of the first quarter of fiscal 2008. Sales of our Hot Topic division’s apparel including tee-shirts, as a percentage of total net sales, decreased to 50% during the first quarter of fiscal 2009 from 56% for the first quarter of fiscal 2008.

Gross margin increased $8.5 million, or 16.5%, to $60.1 million during the first quarter of fiscal 2009 from $51.6 million during the first quarter of fiscal 2008. As a percentage of net sales, gross margin increased to 34.3% during the first quarter of fiscal 2009 from 32.5% in the first quarter of fiscal 2008. The significant components of this 1.8 percentage point increase in gross margin as a percentage of net sales are as follows:

%	Description
1.5	Decrease in store occupancy expense, primarily due to leverage on higher sales and lower rents and common area maintenance costs.
0.5	Decrease in distribution expense related to lower depreciation.
0.3	Decrease in store depreciation primarily due to leverage on higher sales.
(0.5)	Decrease in merchandise margin as a result of higher markdowns.

1.8%	Total

Selling, general and administrative expenses increased $4.0 million, or 7.4%, to $58.3 million during the first quarter of fiscal 2009 compared to $54.3 million during the first quarter of fiscal 2008. As a percentage of net sales, selling, general and administrative expenses decreased to 33.2% in the first quarter of fiscal 2009 compared to 34.2% in the first quarter of fiscal 2008. The significant components of the 1.0 percentage point decrease in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
0.5	Decrease in other store expenses primarily due to leverage on higher comparable stores sales and savings related to reduced telecommunication costs.
0.4	Decrease in store payroll mainly due to the leverage on higher comparable stores sales, partially offset by higher store performance based bonuses.
0.3	Decrease in other general and administrative expenses mainly due to a decrease in impairment expense.
0.2	Decrease in preopening expenses as a result of fewer new, relocated and remodeled stores in the first quarter of 2009.
0.1	Decrease in marketing expenses primarily due to leverage on higher comparable store sales.
0.2	Decrease in depreciation primarily due to assets fully depreciating in the first quarter of 2009.
(0.7)	Increase in other general and administrative expense mainly due to performance based bonuses.

1.0%	Total

Income from operations increased $4.6 million to $1.9 million during the first quarter of fiscal 2009 from a loss of $2.7 million during the first quarter of fiscal 2008. As a percentage of net sales, income from operations was 1.1% in the first quarter of fiscal 2009 compared to a loss of 1.7% in the first quarter of fiscal 2008.

Net interest income decreased $0.2 million to $0.2 million during the first quarter of fiscal 2009 from $0.4 million during the first quarter of fiscal 2008. The decrease in net interest income was primarily attributable to lower interest rates during the first quarter of fiscal 2009. As a percentage of net sales, net interest income was 0.1% in the first quarter of fiscal 2009 compared to 0.2% in the first quarter of fiscal 2008.

Provision for income taxes was $0.8 million for the first quarter of fiscal 2009 compared to a benefit of $0.9 million for the first quarter of fiscal 2008. The effective tax rate was 39.4% for the first quarter of fiscal 2009 compared to 39.2% for the first quarter of fiscal 2008. The increase in the effective tax rate was due to an increase in state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

Historically and during the first quarter of fiscal 2009, our primary uses of cash have been to purchase merchandise inventories, improve our information technology infrastructure and finance store remodels, relocations and to a lesser extent recently, new store openings. In the past we have also made periodic repurchases of our common stock. During the first quarter of fiscal 2009 and consistent with recent years, we satisfied our cash requirements principally from cash flows from operations. We also maintain a $5.0 million unsecured credit agreement for issuing letters of credit for inventory purchases that will expire on September 1, 2009, after which we expect to renew it under similar terms for a successive one-year term. The term of our credit agreement is one year, after which we expect to renew it under similar terms. There were letters of credit for $111,000 outstanding at May 2, 2009. Cash, cash equivalents and short- and long-term investments held by us were $97.8 million and $105.9 million as of May 2, 2009 and January 31, 2009. We believe our current cash balances and cash generated from operations will be sufficient to fund our operations through at least the next 12 months.

Cash and cash equivalents are held primarily in diversified money market funds. Our short-term investments were $4.4 million at May 2, 2009, consist primarily of highly rated municipal bonds, have maturities that are less than six months and are accounted for as available for sale. At May 2, 2009, our long-term investments consisted of AAA/Aaa/A3-rated auction rate securities. These auction rate securities are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education. Our auction rate securities are debt instruments with maturities that range from 24 to 31 years and with interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold and historically has provided a liquid market for them. Negative market conditions continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities has been determined based on a valuation model prepared by the broker-dealer that holds these securities on our behalf. We have reviewed and found reasonable the valuation model and methodologies used by the broker-dealer, and have continued to update the model using current assumptions.

As of May 2, 2009 and January 31, 2009, the fair value of our auction rate securities was $8.5 million and $8.4 million, respectively. The fair value as of May 2, 2009 reflects an increase in fair value of $0.1 million from January 31, 2009 and a cumulative decline in fair value of $1.9 million from the original par value. This cumulative $1.9 million decline is deemed temporary as we have the intent and ability to hold these investments until anticipated full or substantial recovery in fair value occurs. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide not to hold these investments until full or substantial recovery, we may be required to recognize impairment charges against income. For the first three months of fiscal 2009, we have recorded an unrealized gain of $0.1 million for our auction rate securities in other comprehensive income reflected in the shareholders’ equity section of the consolidated balance sheet.

While the auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Net cash flows used in operating activities were $3.3 million in the first three months of fiscal 2009 compared to $6.5 million provided by operating activities in the first three months of fiscal 2008. The $9.8 million decrease in cash flows from operating activities in the first three months of fiscal 2009 compared to the first three months of fiscal 2008 was primarily attributable to decreases in income tax payable and accrued liabilities, and an increase in inventory, partially offset by an increase in accounts payable.

Net cash flows used in investing activities were $2.4 million in the first three months of fiscal 2009 compared to $10.7 million provided by investing activities in the first three months of fiscal 2008. The $13.1 million decrease in cash flows from investing activities in the first three months of fiscal 2009 compared to the first three months of fiscal 2008 was attributable to a $15.1 million decrease in proceeds from the sale of short- and long-term investments, net of purchases, partially offset by $2.0 million less purchases of property and equipment.

Net cash flows provided by financing activities were $523,000 in the first three months of fiscal 2009 compared to $46,000 in the first three months of fiscal 2008. The $477,000 increase in cash flows provided by financing activities in the first three months of fiscal 2009 compared to the first three months of fiscal 2008 is mainly a result of an increase in the proceeds from the exercise of stock options and employee stock purchases.

The following table summarizes our contractual obligations as of May 2, 2009, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period (in thousands)
Contractual obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating leases	$320,003	$58,507	$106,127	$81,528	$73,841
Purchase obligations	$66,513	66,513	—	—	—
Letters of credit and other obligations	$1,115	1,115	—	—	—
Income tax audit settlements¹	$706	706	—	—	—

Total contractual obligations	$388,337	$126,841	$106,127	$81,528	$73,841

(1)	The $0.7 million of income tax audit settlements are unrecognized tax benefits as determined under Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”, for which the statutes of limitations are expected to expire in fiscal 2009; and for final settlement in fiscal 2009 of certain open audits. Due to the uncertainty regarding the timing of future cash outflows associated with other non-current unrecognized tax benefits of $1.5 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amount in the contractual obligations table above.

We anticipate we will spend approximately $30 to $32 million on capital expenditures in fiscal 2009. Of the $30 to $32 million, we plan to spend approximately $6 to $8 million for store construction, including the opening of one Hot Topic store and one Torrid store and the remodel or relocation of approximately 25 existing Hot Topic stores. We plan to spend the remaining capital expenditures on various improvements in our information technology infrastructure, including technological improvements at the store level, the purchase of new computer hardware and software and the development and improvement of our Internet sites.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a further discussion about the application of these and other accounting policies, refer to the notes included in our Annual Report on Form 10-K for the year ended January 31, 2009.

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

Valuation of Long-Lived Assets: In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. These cash flows are calculated by netting future estimated store sales against associated merchandise costs and store-related expenses such as payroll and occupancy. The estimated store sales, net of the aforementioned costs and expenses, used for this nonrecurring fair value measurement is considered a Level 3 input as defined by SFAS 157 and discussed in more detail in NOTE 7 – Fair Value Measurements contained in the accompanying financial statements. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges.

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

Vendor Allowances: We receive certain allowances from our vendors primarily related to damaged merchandise and markdowns. Allowances received from vendors related to damaged merchandise are reflected as a reduction of inventory in the period they are received and allocated to cost of sales during the period in which the items are sold. Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received as these allowances are received after goods have been sold or marked down.

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

We are not a party to any derivative financial instruments. Our exposure to market risk primarily relates to changes in interest rates on our investments with maturities of less than three months (which are considered to be cash and cash equivalents) and short- and long-term investments with maturities in excess of three months. A 100 basis point change in interest rates over a three-month period would not have a material impact on the fair value of our investment portfolio as of May 2, 2009.

We hold long-term investments in AAA/Aaa/A3-rated auction rate securities. These auction rate securities are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education. Our auction rate securities are debt instruments with maturities that range from 24 to 31 years and with interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold and historically has provided a liquid market for them. Negative market conditions continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities has been determined based on a valuation model prepared by the broker-dealer that holds these securities on our behalf. We have reviewed and found reasonable the valuation model and methodologies used by the broker-dealer and have continued to update the same model using current assumptions as of May 2, 2009.

As of May 2, 2009 and January 31, 2009, the fair value of our auction rate securities was $8.5 million and $8.4 million, respectively. The fair value as of May 2, 2009 reflects an increase in fair value of $0.1 million from January 31, 2009 and a cumulative decline of $1.9 million from the original par value. This cumulative $1.9 million decline is deemed temporary as we have the intent and ability to hold these investments until anticipated full or substantial recovery in fair value occurs. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide not to hold these investments until full or substantial recovery, we may be required to recognize impairment charges against income. For the first three months of fiscal 2009, we have recorded an unrealized gain of $0.1 million for our auction rate securities in accumulated other comprehensive income reflected in the shareholders’ equity section of the consolidated balance sheet.

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

CERTAIN RISKS RELATED TO OUR BUSINESS

Before deciding to invest in Hot Topic, Inc. or to maintain or increase an investment in Hot Topic, Inc., readers should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The risks described below are not the only risks we face. Additional risks that are not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks actually occur, our business, financial condition and results of operations could be seriously harmed, and our stock price could decline. The risks described below include certain revisions to the risks set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

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

A variety of factors affect our comparable store sales including, among others, the timing of new music releases, music/pop culture-related products and related promotional events; music and fashion trends; the general retail sales environment and the effect of the overall economic environment, including the current credit crisis and economic downturn; our ability to efficiently source and distribute products; changes in our merchandise mix; our ability to attain certain pop culture-related licenses including on an exclusive basis; competition from other retailers; calendar shifts of holiday or seasonal periods; and our ability to execute our business strategy efficiently. The following table shows our comparable store sales results for fiscal 2009 and other recent periods:

Fiscal Year	2009	2008	2007	2006
Year to Date/Total Year	7.1%	1.0%	(4.4)%	(6.6)%
1st Quarter	7.1%	(2.8)%	(2.3)%	(9.6)%
2nd Quarter	N/A	(0.9)%	(5.8)%	(5.5)%
3rd Quarter	N/A	1.0%	(2.6)%	(6.8)%
4th Quarter	N/A	5.2%	(6.3)%	(5.3)%

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

Prior to fiscal 2007, our net sales grew primarily as a result of the opening of new stores and, to a lesser extent, the introduction of new products. We intend to evolve our existing business by remodeling, relocating or closing certain existing stores and to a much lesser extent in the future, continuing to open and operate new stores. We plan to open 1 new Hot Topic store and 1 new Torrid store, and to remodel or relocate approximately 25 existing Hot Topic stores in fiscal 2009. We also plan to close approximately 6 Hot Topic and 5 Torrid stores in fiscal 2009.

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

We hold investments in AAA/Aaa/A3-rated auction rate securities and account for them as available for sale. They are backed by pools of student loans guaranteed by the U.S. Department of Education. Our auction rate securities are debt instruments with maturities that range from 24 to 31 years and with interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold and historically has provided a liquid market for them. Negative market conditions continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities was initially determined in the first quarter of fiscal 2008 based on a valuation model prepared by the broker-dealer that holds these securities on our behalf. We reviewed and found reasonable the valuation model and methodologies used by the broker-dealer. In addition, we have continued to update the model using current assumptions through the end of the first quarter of fiscal 2009.

As of May 2, 2009 and January 31, 2009, the fair value of our auction rate securities was $8.5 million and $8.4 million, respectively. The fair value as of May 2, 2009 reflects an increase in fair value of $0.1 million from January 31, 2009 and a cumulative decline in fair value of $1.9 million from the original par value. This cumulative $1.9 million decline is deemed temporary as we have the intent and ability to hold these investments until anticipated full or substantial recovery in fair value occurs. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide not to hold these investments until full or substantial recovery, we may be required to recognize impairment charges against income. For the first three months of fiscal 2009, we have recorded an unrealized gain of $0.1 million for our auction rate securities in OCI reflected in the shareholders’ equity section of the consolidated balance sheet.

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

Based on our review of certain underperforming stores, we recorded $14,000, $1.2 million and $1.6 million in impairment charges during the first quarter of 2009, the full year fiscal 2008 and the full year fiscal 2007, respectively. There can be no assurance that we will not incur future impairment charges for underperforming stores, which could have a significant impact on our operating results. In addition, we closed 2 Hot Topic stores and 1 Torrid store during the first quarter of fiscal 2009. Although the stores that closed in the first quarter of fiscal 2009 had been underperforming as compared with our other Hot Topic and Torrid stores, there is no assurance these store closures will have a significant positive impact on our operating results. We expect to close a total of approximately 6 Hot Topic and 5 Torrid stores in fiscal 2009. We also expect to identify and close additional underperforming stores in the future, which also could adversely affect our operating results.

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

Over the past several years, we have made improvements to existing hardware and software systems, as well as implemented new systems. For example, we have enhanced the functionality of our current Escalate Retail Systems software and implemented new financial and human resources systems software from Lawson Software. In addition, we implemented a new warehouse management software system, a new internet order management system, new customer loyalty software and merchandise planning software. We expect to significantly increase our reliance on these systems throughout fiscal 2009. If these information systems and software do not work effectively, we may experience delays or failures in our operations. These delays or failures could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. To manage growth of our operations and personnel, we will need to continue to improve our operational and financial systems, transaction processing and procedures and controls, and in doing so, we could incur substantial additional expenses.

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

We have historically used stock options as a component of our total employee compensation program in order to align employees’ interests with the interests of our shareholders, encourage employee retention and provide competitive compensation and benefit packages. As a result of the decline in our stock price that took place prior to fiscal 2008, many of our employee stock options have exercise prices in excess of our current stock price, which reduces their value and could affect our ability to retain present, or attract prospective employees. There are other forms of stock-based compensation available to us, but these are similarly less attractive when a company’s stock price has declined. In addition, in accordance with SFAS, 123R we began recording expenses for stock-based payments, including stock options, in the first quarter of fiscal 2006. As a result, we now incur increased compensation costs associated with our stock-based compensation programs. Moreover, difficulties relating to obtaining shareholder approval of equity compensation plans could make it harder or more expensive for us to grant stock-based payments to employees in the future. Like other companies, we review our equity compensation strategy in light of regulatory and competitive environments, and we may decide to reduce the total number of options granted, or the form of stock awards, to employees, or reduce the number of employees who receive stock-based payments. Due to this change in our stock-based compensation strategy, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

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

Item 6.	Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws, as amended. (2)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (1)

31.1	Certification, dated May 27, 2009, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated May 27, 2009, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated May 27, 2009, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc.
(Registrant)

Date: May 27, 2009	/s/ Elizabeth McLaughlin
Elizabeth McLaughlin
Chief Executive Officer (Principal Executive Officer)

Date: May 27, 2009	/s/ James McGinty
James McGinty
Chief Financial Officer (Principal Financial And Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

3.3	Amended and Restated Bylaws, as amended. (Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.)

31.1	Certification, dated May 27, 2009, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated May 27, 2009, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated May 27, 2009, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).