Form 10-Q
period 2009-08-01
HOT TOPIC INC /CA/
filed 2009-08-21
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 20, 2009 – 44,077,674 shares of common stock, no par value.

HOT TOPIC, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Hot Topic, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	August 1, 2009	January 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,914	90,135
Short-term investments	2,138	7,375
Inventory	90,363	79,923
Prepaid expenses and other	18,292	13,897
Deferred tax assets	6,213	6,365

Total current assets	196,920	197,695

Property and equipment, net	148,954	155,290
Deposits and other	2,901	1,607
Long-term investments	5,170	8,402
Deferred tax assets	8,440	7,577

Total assets	$362,385	$370,571

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$26,395	$19,457
Accrued liabilities	35,985	45,055
Income taxes payable	910	7,601

Total current liabilities	63,290	72,113

Deferred rent	34,356	36,909
Income taxes payable	1,850	1,850
Deferred compensation liability	2,601	1,273

Commitments and contingencies

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, no par value; 150,000,000 shares authorized; 44,077,362 and 43,949,726 shares issued and outstanding at August 1, 2009 and January 31, 2009, respectively	119,688	116,740
Retained earnings	141,073	143,025
Accumulated other comprehensive loss	(473)	(1,339)

Total shareholders’ equity	260,288	258,426

Total liabilities and shareholders’ equity	$362,385	$370,571

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales	$157,793	$166,814	$332,917	$325,792
Cost of goods sold, including buying, distribution and occupancy costs	108,135	111,246	223,129	218,599

Gross margin	49,658	55,568	109,788	107,193

Selling, general and administrative expenses	55,084	56,722	113,362	111,034

Loss from operations	(5,426)	(1,154)	(3,574)	(3,841)

Interest income, net	183	413	353	787

Loss before benefit for income taxes	(5,243)	(741)	(3,221)	(3,054)

Benefit for income taxes	(2,066)	(291)	(1,269)	(1,198)

Net loss	$(3,177)	$(450)	$(1,952)	$(1,856)

Loss per share:
Basic and diluted	$(0.07)	$(0.01)	$(0.04)	$(0.04)

Shares used in computing loss per share:
Basic and diluted	44,064	43,756	44,032	43,736

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	August 1, 2009	August 2, 2008
OPERATING ACTIVITIES
Net loss	$(1,952)	$(1,856)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	18,980	19,316
Stock-based compensation	2,304	2,032
Loss on disposal of fixed assets	356	317
Impairment of long-lived assets	362	665
Deferred taxes	(1,212)	(842)
Gift card breakage	(348)	(381)
Changes in operating assets and liabilities:
Inventory	(10,440)	(10,831)
Prepaid expenses and other current assets	(4,395)	(3,583)
Deposits and other assets	(1,294)	(243)
Accounts payable	6,937	18,441
Accrued liabilities	(7,323)	486
Deferred rent	(2,552)	(1,648)
Income taxes payable	(6,690)	(176)

Net cash (used in) provided by operating activities	(7,267)	21,697

INVESTING ACTIVITIES
Purchases of property and equipment	(13,356)	(13,068)
Proceeds from sale of short- and long-term investments	11,575	26,472
Purchases of short- and long-term investments	(1,936)	(7,440)

Net cash (used in) provided by investing activities	(3,717)	5,964

FINANCING ACTIVITIES
Excess tax benefit from stock-based compensation	145	14
Proceeds from employee stock purchases and exercise of stock options	618	210

Net cash provided by financing activities	763	224

(Decrease) increase in cash and cash equivalents	(10,221)	27,885
Cash and cash equivalents at beginning of year	90,135	16,391

Cash and cash equivalents at end of period	$79,914	$44,276

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$7	$69

Cash paid during the period for income taxes	$11,571	$2,537

See accompanying Notes to Condensed Consolidated Financial Statements.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Organization and Basis of Presentation

We are a mall and web-based specialty retailer operating the Hot Topic and Torrid concepts, as well as the e-space music discovery concept, ShockHound. At Hot Topic, our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. Within pop culture, we believe music plays a primary and integral role in the minds, activities and preferences of our target customers. At Hot Topic, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items for young men and women principally between the ages of 12 and 22. At Torrid, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females principally between the ages of 15 and 29. At ShockHound, our genre-spanning music website, people of all ages can purchase MP3s and music merchandise, share their music interests, read the latest music news and enjoy exclusive editorial content about their favorite artists. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. We launched ShockHound during the third quarter of fiscal 2008. At the end of the second quarter of fiscal 2009 (August 1, 2009, in the 52-week fiscal year ending January 30, 2010), we operated 679 Hot Topic stores throughout the United States and Puerto Rico, and 156 Torrid stores in 35 states. We sell merchandise on our websites www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. We sell music merchandise and MP3s on our website www.shockhound.com. We currently have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts, and the very early stage of business operations of our ShockHound concept. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

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

The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board. Both incentive and non-statutory stock options granted by us under the 2006 Plan must carry an exercise price of at least 100% of the fair market value of our common stock on the date of grant or 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock. Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 10 years. In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) the 732,456 shares of common stock remaining available for issuance under the 1996 Plan as of June 13, 2006, (b) an additional 2,350,000 shares and (c) the number of shares subject to stock awards as of June 13, 2006 under the 1996 Plan pursuant to the terms of the 1996 Plan. As of August 1, 2009, 719,821 shares were available for future grants under the 2006 Plan. All awards to date under the 2006 Plan have been granted to our employees and none have been granted to consultants.

In March 2009, 2008 and 2007, we granted restricted stock unit awards under the 2006 Plan to certain members of our management. None of these awards have vested and no shares have been issued pursuant to the grants. The 2009, 2008 and 2007 awards provide for the issuance of up to 370,000, 358,000 and 84,000 shares of our common stock, respectively, net of forfeitures, with vesting and issuance contingent upon achieving performance goals for fiscal 2011, 2010 and 2009, respectively, based upon our operating income for those fiscal years; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent these performance goals are ultimately met. The market values of our common stock as of the 2009, 2008 and 2007 grant dates of these restricted stock unit awards were $9.56, $4.75 and $11.31, respectively. Compensation expense for these awards is required to be recorded over the three-year terms of the awards, based on the market values as of the grant dates, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2011, 2010 and 2009, respectively. As of August 1, 2009, it is our best estimate that 50% of the 2009 restricted stock unit awards, or 185,000 out of a possible 370,000 shares, will be earned and will vest at the end of the three-year term. Thus, for the three months and six months ended August 1, 2009, we have recognized $147,000 and $221,000, respectively, as compensation expense for these 2009 awards. As of August 1, 2009, it is our best estimate that 37.5% of the 2008 restricted stock unit awards, or 134,250 out of a possible 358,000 shares, will be earned and will vest at the end of the three-year term. Thus, for the three months and six months ended August 1, 2009, we have recognized $42,000 and $89,000, respectively, as compensation expense for these 2008 awards. As of August 1, 2009, it is our best estimate that none of the 2007 restricted stock unit awards will be earned at the end of the three-year term. Thus, for the three months and six months ended August 1, 2009, we have not recognized any compensation expense for these 2007 awards.

Under our 1996 Non-Employee Directors’ Stock Option Plan, or the 1996 NEDSOP, we may grant and have granted stock options to non-employee directors. The exercise price of options granted under the 1996 NEDSOP shall be determined by the Board at the date of grant and shall be 100% of the fair market value of our common stock on the date of grant. Unless the Board determines otherwise, options vest over four years and generally expire ten years from the date of grant. The total share reserve under the 1996 NEDSOP is 720,000 shares, of which as of August 1, 2009, 21,226 shares were available for future grants. No options under the 1996 NEDSOP have been granted to consultants.

In June 2009 and June 2008, we granted non-employee directors 20,559 and 25,748 shares of restricted common stock, respectively, under the 2006 Plan. Restricted shares generally vest in one installment in the year subsequent to the grant year. All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board. The value of these grants is expensed over the vesting period. During the three months ended August 1, 2009, $39,000, of which $13,000 relates to the fiscal 2008 grant, was expensed. During the three months ended August 2, 2008, $39,000, of which $13,000 related to the fiscal 2007 grant, was expensed. During the six months ended August 1, 2009, $78,000, of which $52,000 relates to the fiscal 2008 grant, was expensed. During the six months ended August 2, 2008, $78,000, of which $52,000 related to the fiscal 2007 grant, was expensed.

The following table summarizes stock options outstanding under all of our stock option plans as of August 1, 2009, as well as activity from the beginning of the fiscal year through the second quarter then ended:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2009	6,280,963	$12.67

Granted	1,116,106	$9.39
Exercised	(73,636)	$6.01
Forfeited or expired	(253,366)	$11.06

Outstanding at August 1, 2009	7,070,067	$12.28	5.92	$3,981

Exercisable at August 1, 2009	4,655,290	$14.19	4.45	$1,897

Cash proceeds, tax benefits and intrinsic values related to total stock options exercised during the three months and six months ended August 1, 2009 and August 2, 2008 are provided in the following table (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Proceeds from stock options exercised	$39	$5	$442	$40
Tax benefit related to stock options exercised	$10	$3	$130	$14
Intrinsic value of stock options exercised	$24	$7	$324	$40

In June 1996, the Board adopted the Employee Stock Purchase Plan, or the Stock Purchase Plan. The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees. All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan. Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce their contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 15% discount on shares purchased under the Stock Purchase Plan. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings have occurred every six months commencing January 1, 1997. At August 1, 2009, 931,617 shares remained available for future issuance under the Stock Purchase Plan. Compensation expense for the three months ended August 1, 2009 and August 2, 2008 was $37,000 and $32,000, respectively, related to the fair value of the rights granted to participants under the plan at the beginning of the then-current offering. Compensation expense for the six months ended August 1, 2009 and August 2, 2008 was $74,000 and $64,000, respectively, related to the fair value of the rights granted to participants under the plan at the beginning of the then-current offering.

Accounting for Stock-Based Compensation Expense

We compute stock-based compensation pursuant to Statement of Financial Accounting Standards, or SFAS, No. 123R “Share Based Payments,” or SFAS 123R.

The effect of recording stock-based compensation for the three months and six months ended August 1, 2009 and August 2, 2008 was as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Stock-based compensation by type of award:
Employee stock options and awards	$989	$969	$1,920	$1,852
Restricted stock units	189	75	310	116
Employee stock purchase plan	37	32	74	64

Total stock-based compensation expense	$1,215	$1,076	$2,304	$2,032
Tax effect on stock-based compensation expense	(456)	(396)	(861)	(737)

Net effect on net loss	$759	$680	$1,443	$1,295

Effect on loss per share:
Basic and diluted	$0.02	$0.02	$0.03	$0.03

For the three months ended August 1, 2009 and August 2, 2008, $161,000 and $178,000, respectively, of stock and equity awards compensation expense was recorded as a component of cost of goods sold and the remainder, $1,054,000 and $898,000, respectively, was charged to selling, general and administrative expense.

For the six months ended August 1, 2009 and August 2, 2008, $301,000 and $379,000, respectively, of stock and equity awards compensation expense was recorded as a component of cost of goods sold and the remainder, $2,003,000 and $1,653,000, respectively, was charged to selling, general and administrative expense.

As of August 1, 2009 and August 2, 2008, we had $8.5 million each year of unrecognized expense related to non-vested stock option grants, which are expected to be recognized over weighted average periods of 2.82 years and 3.04 years, respectively.

As of August 1, 2009 and August 2, 2008, we had $129,000 each year of unrecognized expense related to restricted stock grants, both of which are expected to be recognized over a weighted average period of 0.85 years.

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

The following weighted average assumptions were used for stock options granted:

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Risk free interest rate	2%	3%	2%	3%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	56%	46%	55%	45%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value at grant date	$3.72	$2.32	$4.53	$2.15

NOTE 3. Earnings Per Share

We compute earnings or loss per share pursuant to SFAS No. 128 “Earnings Per Share.” Basic earnings or loss per share is computed by dividing net income or net loss, respectively, by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. For the three months ended August 1, 2009 and August 2, 2008, options to purchase 5,685,846 and 6,524,998 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding. For the six months ended August 1, 2009 and August 2, 2008, options to purchase 5,411,102 and 6,162,284 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding. The calculation of dilutive shares also excludes the portion of the restricted stock unit awards granted to certain members of our management in March 2009, March 2008 and March 2007 that are not expected to be earned or vest as the issuance of the underlying shares is contingent upon achieving certain performance goals in fiscal 2011, 2010 and 2009, respectively.

A reconciliation of the numerator and denominator of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Basic and diluted loss per share computation:
Numerator	$(3,177)	$(450)	$(1,952)	$(1,856)

Denominator:
Weighted average common shares outstanding	44,064	43,756	44,032	43,736

Basic and diluted loss per share	$(0.07)	$(0.01)	$(0.04)	$(0.04)

NOTE 4. Investments in Marketable Securities

Our short-term investments have maturities that are less than six months and consist of interest-bearing municipal bonds. They are classified as short-term and are accounted for as available for sale. As of August 1, 2009, short-term investments were $2.1 million, and the associated unrealized gains for the three months and six months ended August 1, 2009 of $33,000 and $123,000, respectively, have been recorded in accumulated other comprehensive income, or OCI, reflected in the shareholders’ equity section of the consolidated balance sheet.

Our long-term investments consist of certificates of deposit and auction rate securities. The certificates of deposit are guaranteed by the Federal Deposit Insurance Corporation, classified as held to maturity and have maturities of 2 years. As of August 1, 2009, the fair value of our certificates of deposit was $1.9 million and there were no associated gains or losses. We did not have any certificates of deposit as of January 31, 2009.

Our auction rate securities are AAA/Aaa/A3-rated, have maturities that range from 24 to 31 years and their interest rates are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. These investments are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education. Negative market conditions continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids.

While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value. (Refer to NOTE 7 – Fair Value Measurements for discussion on how we determined the fair value of our investment in auction rate securities). As of August 1, 2009 and January 31, 2009, the fair value of our auction rate securities was $3.2 million and $8.4 million, respectively. The $5.2 million decrease from the beginning of the fiscal year represents a $6.2 million repurchase of certain of our auction rate securities at par by the broker who holds these securities on our behalf and through whom we originally purchased them, and a $0.2 million redemption of certain of our other auction rate securities at par, both occurring during the second quarter of fiscal 2009. The decrease is offset by the recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.1 million, approximately half of which relates to the second quarter of fiscal 2009. The fair value of our remaining auction rate securities as of August 1, 2009, reflects a cumulative decline of $0.8 million from the par value. This cumulative $0.8 million decline ($0.5 million net of tax) is deemed temporary as we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before the recovery of their amortized cost basis. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide to sell these securities and it becomes more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis, we may be required to recognize impairment charges against income.

For the six months ended August 1, 2009, we have recorded an unrealized gain of $1.2 million ($0.7 million net of tax) for our auction rate securities in OCI reflected in the shareholders’ equity section of the consolidated balance sheet. This $1.2 million unrealized gain represents a recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.1 million.

NOTE 5. Comprehensive Loss

Comprehensive loss for the three months and six months ended August 1, 2009 and August 2, 2008 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Comprehensive loss
Net loss	$(3,177)	$(450)	$(1,952)	$(1,856)
Unrealized gain (loss) on short- and long-term investments, net	701	(111)	866	(236)

Total comprehensive loss	$(2,476)	$(561)	$(1,086)	$(2,092)

NOTE 6. Impact of Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events,” or SFAS 165. SFAS 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. Our adoption of SFAS 165 on August 2, 2009 did not have a material impact on our financial condition or results of operations. Refer to NOTE 12 – Subsequent Events for further discussion.

In April 2009, the FASB issued FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2 and FAS 124-2. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS

115-2 and FAS 124-2 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. Our adoption of FSP FAS 115-2 and FAS 124-2 on August 2, 2009 did not have a material impact on our financial condition or results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board, or APB, No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” or FSP 107-1 and APB 28-1. FSP 107-1 and APB 28-1 amends FASB Statement No. 107 “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements of those companies. This FSP also amends APB Opinion No. 28 “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. Our adoption of FSP 107-1 and APB 28-1 on August 2, 2009 did not have any impact on our financial condition or results of operations.

In April 2009, the FASB issued FSP No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS 157. FSP FAS 157-4 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. Our adoption of FSP FAS 157-4 on August 2, 2009 did not have a material impact on our financial condition or results of operations.

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

Financial assets and liabilities measured at fair value on a recurring basis as of August 1, 2009 consisted of the following (in thousands):

	Balance at August 1, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities (available for sale)	$2,138	$2,138	$—	$—
Certificates of deposit (non-current)	1,940	1,940	—	—
Auction rate securities (non-current)	3,230	—	—	3,230

Total assets	$7,308	$4,078	$—	$3,230

Liabilities:
Deferred compensation plan (non-current)	$2,601	$2,601	$—	$—

The fair value of our short-term marketable securities, certificates of deposit and deferred compensation plan liability is determined based on quoted prices of identical assets that are trading in active markets. The deferred compensation plan liability represents the amount that would be earned by participants if the funds were invested in securities traded in active markets. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities was initially determined in the first quarter of fiscal 2008 based on a valuation model prepared by the broker-dealer that held these securities on our behalf. We reviewed and found reasonable the valuation model and methodologies used by the broker-dealer. In addition, we have continued to update the model using current assumptions as of the end of the second quarter of fiscal 2009. The model values the securities by estimating the present value of future principal and interest payments discounted at rates considered to reflect current market conditions. Assumptions used in the valuation include those made about the liquidity horizon, or period of time expected before the securities are successfully auctioned, coupon rates, weighted average cost of capital and holding spreads and yields. Other factors that impact our valuation include changes to credit ratings of our auction rate securities as well as to the underlying assets supporting these securities and the ongoing strength and quality of the credit markets. Our valuation is subject to uncertainties that are difficult to predict and could change significantly based on future market conditions.

The activity of our auction rate securities through the second quarter of fiscal 2009, whose fair value was measured using Level 3 inputs, is summarized below (in thousands):

Non-current
Carrying value as of January 31, 2009	$8,402
Settlements and repurchases*	(6,400)
Total gains
Included in earnings	—
Included in other comprehensive income**	1,228

Carrying value as of August 1, 2009	$3,230

*	Settlements and repurchases occurred during the second quarter of fiscal 2009.
**	Unrealized gains of $75,000 and $63,000 occurred during the first and second quarters of fiscal 2009, respectively. In addition, the recovery in fair value of $1.1 million which was previously temporarily impaired occurred during the second quarter of fiscal 2009.

NOTE 8. Deferred Compensation Plan

In August 2006, we adopted the Hot Topic Inc. Management Deferred Compensation Plan, or the Deferred Compensation Plan, for the purpose of providing highly compensated employees and members of our Board a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, or, in the case of members of our Board, 100% of their earned cash fees, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan. As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held within a ‘rabbi trust’ on our consolidated balance sheet. We may at our discretion contribute certain amounts to eligible employees’ accounts. In January 2009, we began to contribute 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts. As of August 1, 2009, assets and associated liabilities of the Deferred Compensation Plan were $2.7 million and $2.6 million, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheets. As of August 2, 2008, assets and associated liabilities of the Deferred Compensation Plan were each $1.4 million.

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

In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow so as not to trigger impairment charges, material changes in results could result in future impairment charges. For the three months and six months ended August 1, 2009, we recorded impairment charges of $257,000 and $271,000, respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations. For the three months and six months ended August 2, 2008, we recorded impairment charges of $163,000 and $664,000, respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations.

NOTE 10. Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million. On August 17, 2009, we renewed our $5.0 million unsecured bank credit agreement that was scheduled to expire on September 1, 2009. The term of this credit agreement is one year from September 1, 2009, after which we expect to renew it again under similar terms. The renewal of our credit agreement did not have an effect on our condensed consolidated financial statements. Letters of credit, which are primarily used for inventory purchases, are issued under the credit agreement. There were letters of credit for $368,000 outstanding at August 1, 2009.

NOTE 11. Income Taxes

As of August 1, 2009, the liability for income tax associated with unrecognized tax benefits was $2.8 million ($2.2 million net of federal benefit), of which $0.3 million ($0.2 million, net of federal benefit) related to interest and $0.4 million related to penalties. Our effective tax rate will be affected by any portion of this liability we may recognize. As of January 31, 2009, the liability for income tax associated with unrecognized tax benefits was $2.9 million ($2.2 million net of federal benefit), of which $0.3 million ($0.2 million, net of federal benefit) related to interest and $0.4 million related to penalties. The $0.1 million decrease in the liability for income tax associated with unrecognized tax benefits from the beginning of the fiscal year is as a result of the settlement of certain audits.

We believe that it is reasonably possible that $0.9 million ($0.7 million, net of federal benefit) of our liability for unrecognized tax benefits of which $0.2 million ($0.1 million, net of federal benefit) of associated interest and $0.1 million related to penalties may be recognized in the next 12 months due to the settlement of audits and the expiration of statutes of limitations. As such, we have classified this amount as a current liability.

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits in tax expense. Tax expense during the three months and six months ended August 1, 2009 and August 2, 2008 related to interest and penalties was not material.

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

NOTE 12. Subsequent Events

We evaluated all events or transactions that occurred after August 1, 2009 up through August 21, 2009, the date we issued these condensed consolidated financial statements. We did not have any material recognizable or nonrecognizable subsequent events during this period except as disclosed in NOTE 10 – Bank Credit Agreement.

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

OVERVIEW

We are a mall and web-based specialty retailer operating the Hot Topic and Torrid concepts, as well as the e-space music discovery concept, ShockHound. At Hot Topic, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items for young men and women principally between the ages of 12 and 22. At Torrid, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females principally between the ages of 15 and 29. At ShockHound, music lovers of all ages can come together and purchase MP3s and music merchandise, share their music interests, read the latest music news and enjoy exclusive editorial content about their favorite artists. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. We launched ShockHound during the third quarter of fiscal 2008. We sell merchandise on our websites www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. We sell music merchandise and MP3s on our website www.shockhound.com. We currently have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts, and the very early stage of business operations of our ShockHound concept. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

At Hot Topic, our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. Within pop culture, we believe music plays a primary and integral role in the minds, activities and preferences of our target customers. Our comprehensive music strategy encompasses a high level of focus on the in-store music experience. We continue to: focus on music and music/pop culture-oriented merchandise; operate a fundamentally regular price business; emphasize superior customer service; and ramp up our efforts to host unique in-store events.

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

During the three and six month periods ended August 1, 2009, comparable store sales were down 7.7% and 0.5%, respectively, consisting of a Hot Topic division comparable store sales decline of 7.5% and increase of 0.8%, respectively, and a Torrid division comparable store sales decline of 8.4 % and 5.1%, respectively, as compared to the same periods in fiscal 2008. For the second quarter of fiscal 2009, the comparable sales decline in the Hot Topic division resulted from decreases in all major categories. During the same period, the comparable store sales decline at our Torrid division was due to a decline in apparel, particularly in tops, partially offset by an increase in accessories.

At the end of the second quarter of fiscal 2009, we operated 679 Hot Topic stores throughout the United States and Puerto Rico, and 156 Torrid stores in 35 states, compared to 684 Hot Topic stores and 158 Torrid stores at the end of the second quarter of fiscal 2008. During the second quarter of fiscal 2009, we opened 1 new Torrid store and closed 3 Torrid stores. We also remodeled or relocated 5 Hot Topic stores during the second quarter of fiscal 2009. We currently anticipate opening approximately 3 new stores, consisting of 2 Hot Topic stores and 1 Torrid store, during fiscal 2009. We also plan to remodel or relocate approximately 15 to 20 existing Hot Topic stores and plan to close approximately 4 Hot Topic stores and 5 Torrid stores in fiscal 2009. With our mature store base, we believe we can more effectively improve company profitability by managing this existing store fleet rather than continuing to open a significant number of new stores, particularly in the current economic environment.

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

RESULTS OF OPERATIONS

Three Months Ended August 1, 2009 Compared to the Three Months Ended August 2, 2008

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales. The discussion that follows should be read in conjunction with this table:

For the three months ended:	August 1, 2009	August 2, 2008
Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	68.5	66.7

Gross margin	31.5	33.3
Selling, general and administrative expenses	34.9	34.0

Loss from operations	(3.4)	(0.7)
Interest and other income, net	0.1	0.2

Loss before benefit for income taxes	(3.3)	(0.5)
Benefit for income taxes	(1.3)	(0.2)

Net loss	(2.0)%	(0.3)%

Net sales decreased $9.0 million, or 5.4%, to $157.8 million during the second quarter of fiscal 2009 from $166.8 million during the second quarter of fiscal 2008. The components of this $9.0 million decrease in net sales are as follows:

Amount (millions)	Description
$(8.7)	Decrease in comparable net sales from Hot Topic stores in the second quarter of fiscal 2009 compared to the corresponding period from the previous fiscal year.
(2.7)	Decrease in comparable net sales from Torrid stores in the second quarter of fiscal 2009 compared to the corresponding period from the previous fiscal year.
(1.5)	Decrease in net sales due to the closure of seven Hot Topic stores and six Torrid stores since the second quarter of the prior year.
0.2	Increase in net sales from two new Hot Topic stores opened since the second quarter of the prior year and fourteen Hot Topic stores not yet qualifying as comparable stores.
0.9	Increase in net sales from four new Torrid stores opened since the second quarter of the prior year and seven Torrid stores not yet qualifying as comparable stores.
2.8	Increase in Internet sales.

$(9.0)	Total

At the end of the second quarter of fiscal 2009, 653 of the 679 Hot Topic stores were included in the comparable store base, compared to 644 of the 684 Hot Topic stores open at the end of the second quarter of fiscal 2008. At the end of the second quarter of fiscal 2009, 148 of the 156 Torrid stores were included in the comparable store base, compared to 127 of the 158 Torrid stores open at the end of the second quarter of fiscal 2008. Sales of our Hot Topic division’s apparel including tee-shirts, as a percentage of total net sales, decreased to 54% during the second quarter of fiscal 2009 from 55% for the second quarter of fiscal 2008.

Gross margin decreased $5.9 million, or 10.6%, to $49.7 million during the second quarter of fiscal 2009 from $55.6 million during the second quarter of fiscal 2008. As a percentage of net sales, gross margin decreased to 31.5% during the second quarter of fiscal 2009 from 33.3% in the second quarter of fiscal 2008. The significant components of this 1.8 percentage point decrease in gross margin as a percentage of net sales are as follows:

Description
(0.8)%	Decrease in merchandise margin as a result of higher markdowns, partially offset by higher realized markup.
(0.5)	Increase in store occupancy expense primarily due to deleveraging store expenses over lower comparable store sales.
(0.3)	Increase in store depreciation primarily due to deleveraging depreciation over lower comparable store sales.
(0.2)	Increase in distribution expense and buying costs primarily due to deleveraging higher depreciation and payroll costs over lower comparable store sales.

(1.8)%	Total

Selling, general and administrative expenses decreased $1.6 million, or 2.8%, to $55.1 million during the second quarter of fiscal 2009 compared to $56.7 million during the second quarter of fiscal 2008. As a percentage of net sales, selling, general and administrative expenses increased to 34.9% in the second quarter of fiscal 2009 compared to 34.0% in the second quarter of fiscal 2008. The significant components of the 0.9 percentage point increase in selling, general and administrative expenses as a percentage of net sales are as follows:

Description
0.8%	Deleveraging of lower store payroll on lower comparable store sales, partially offset by lower store performance bases bonuses.
0.3	Increase in other store expenses primarily due to deleveraging on lower sales base and higher repair and maintenance expenses, offset by lower store supply costs and telecommunications costs.
0.1	Increase in marketing expenses primarily due to the deleveraging on lower comparable store sales.
0.1	Increase in store impairment expense.
(0.1)	Decrease in depreciation on computer hardware and software.
(0.1)	Decrease in non-store performance based bonus, partially offset by increases in administrative payroll and benefits costs.
(0.2)	Decrease in preopening expenses as a result of fewer new, relocated and remodeled stores and expenses related to launching our online music site in the third quarter of 2008.

0.9%	Total

Loss from operations increased $4.2 million to $5.4 million during the second quarter of fiscal 2009 from a loss of $1.2 million during the second quarter of fiscal 2008. As a percentage of net sales, loss from operations was 3.4% in the second quarter of fiscal 2009 compared to a loss of 0.7% in the second quarter of fiscal 2008.

Net interest income decreased $0.2 million to $0.2 million during the second quarter of fiscal 2009 from $0.4 million during the second quarter of fiscal 2008. The decrease in net interest income was primarily attributable to lower interest rates during the second quarter of fiscal 2009. As a percentage of net sales, net interest income was 0.1% in the second quarter of fiscal 2009 compared to 0.2% in the second quarter of fiscal 2008.

Benefit for income taxes was $2.1 million for the second quarter of fiscal 2009 compared to a benefit of $0.3 million for the second quarter of fiscal 2008. The effective tax rate was 39.4% for the second quarter of fiscal 2009 compared to 39.3% for the second quarter of fiscal 2008.

Six Months Ended August 1, 2009 Compared to the Six Months Ended August 2, 2008

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales. The discussion that follows should be read in conjunction with this table:

For the six months ended:	August 1, 2009	August 2, 2008
Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	67.0	67.1

Gross margin	33.0	32.9
Selling, general and administrative expenses	34.1	34.1

Loss from operations	(1.1)	(1.2)
Interest and other income, net	0.1	0.2

Loss before benefit for income taxes	(1.0)	(1.0)
Benefit for income taxes	(0.4)	(0.4)

Net loss	(0.6)%	(0.6)%

Net sales increased $7.1 million, or 2.2%, to $332.9 million during the first six months of fiscal 2009 from $325.8 million during the first six months of fiscal 2008. The components of this $7.1 million increase in net sales are as follows:

Amount (millions)	Description
$8.1	Increase primarily due to Internet sales.
2.3	Increase in net sales from four new Torrid stores opened since the second quarter of the prior year and seven Torrid stores not yet qualifying as comparable stores.
1.9	Increase in comparable net sales from Hot Topic stores in the first six months of fiscal 2009 compared to the corresponding period from the previous fiscal year.
0.9	Increase in net sales from two new Hot Topic stores opened since the second quarter of the prior year and fourteen Hot Topic stores not yet qualifying as comparable stores.
0.5	Increase in net sales from twelve expanded or relocated Hot Topic stores, not yet qualifying as comparable stores.
(3.2)	Decrease in comparable net sales from Torrid stores in the first six months of fiscal 2009 compared to the corresponding period from the previous fiscal year.
(3.4)	Decrease in net sales due to the closure of seven Hot Topic stores and six Torrid stores since the second quarter of the prior year.

$7.1	Total

Sales of our Hot Topic division’s apparel including tee-shirts, as a percentage of total net sales, decreased to 52% during the first six months of fiscal 2009 from 55% for the first six months of fiscal 2008.

Gross margin increased $2.6 million, or 2.4%, to $109.8 million during the first six months of fiscal 2008 from $107.2 million during the first six months of fiscal 2008. As a percentage of net sales, gross margin increased to 33.0% during the first six months of fiscal 2009 from 32.9% in the first six months of fiscal 2008. The significant components of this 0.1 percentage point increase in gross margin as a percentage of net sales are as follows:

Description
0.5%	Decrease in store occupancy expense, primarily due to lower rents and common area maintenance costs.
0.2	Decrease in distribution expenses primarily due to lower depreciation.
(0.6)	Decrease in merchandise margin primarily due to higher markdowns.

0.1%	Total

Selling, general and administrative expenses increased $2.3 million, or 2.1%, to $113.3 million during the first six months of fiscal 2009 compared to $111.0 million during the first six months of fiscal 2008. As a percentage of net sales, selling, general and administrative expenses were 34.1% for the first six months of fiscal 2009 and the first six months of fiscal 2008. The significant differences in components of selling, general and administrative expenses as a percentage of net sales are as follows:

Description
0.2%	Decrease in preopening expenses as a result of fewer new, relocated and remodeled stores and expenses related to launching our online music site in the third quarter of 2008.
0.1	Decrease in recruiting expenses and asset impairment.
0.1	Decrease in depreciation and amortization primarily due to lower depreciation expense for computer hardware and software.
0.1	Decrease in other store expenses primarily due to savings related to the lower telecommunication costs and store supplies, partially offset by an increase in repairs and maintenance expenses.
(0.2)	Increase in store payroll expenses and benefit costs, partially offset by lower store performance based bonuses.
(0.3)	Increase in other general and administrative expense mainly due to increased payroll expenses, including performance based bonuses.

0.0%	Total

Loss from operations decreased $0.2 million to $3.6 million during the first six months of fiscal 2009 from $3.8 million during the first six months of fiscal 2008. As a percentage of net sales, loss from operations was 1.1% in the first six months of fiscal 2009 compared to 1.2% in the first six months of fiscal 2008.

Net interest income decreased $0.4 million, or 55.1%, to $0.4 million in the first six months of fiscal 2009 from $0.8 million in the first six months of fiscal 2008. The total dollar decrease in net interest income was attributable to lower interest rate yields on our invested cash. As a percentage of net sales, net interest income was 0.1% in the first six months of fiscal 2009 compared to 0.2% in the first six months of fiscal 2008.

Benefit for income taxes was $1.3 million for the first six months of fiscal 2009 compared to $1.2 million for the first six months of fiscal 2008. The effective tax rate was 39.4% for the first six months of fiscal 2009 compared to 39.2% for the first six months of fiscal 2008. The increase in the effective tax rate was due to an increase in state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

Historically and during the second quarter of fiscal 2009, our primary uses of cash have been to purchase merchandise inventories, improve our information technology infrastructure and finance store remodels, relocations and to a lesser extent recently, new store openings. In the past we have also made periodic repurchases of our common stock. During the second quarter of fiscal 2009 and consistent with recent years, we satisfied our cash requirements principally from cash flows from operations. We also maintain a $5.0 million unsecured credit agreement for issuing letters of credit for inventory purchases that was recently renewed through September 1, 2010, after which we expect to renew it under similar terms. There were letters of credit for $368,000 outstanding at August 1, 2009. Cash, cash equivalents and short- and long-term investments held by us were $87.2 million and $105.9 million as of August 1, 2009 and January 31, 2009. We believe our current cash balances and cash generated from operations will be sufficient to fund our operations through at least the next 12 months.

Cash and cash equivalents are held primarily in diversified money market funds. Our short-term investments were $2.1 million at August 1, 2009, consist primarily of highly rated municipal bonds, have maturities that are less than six months and are accounted for as available for sale. At August 1, 2009, our long-term investments consisted of certificates of deposit and AAA/Aaa/A3-rated auction rate securities. The certificates of deposit are guaranteed by the Federal Deposit Insurance Corporation and have maturities of 2 years. As of August 1, 2009, the fair value of our certificates of deposit was $1.9 million. We did not have any certificates of deposit as of January 31, 2009.

Our auction rate securities are accounted for as available for sale, backed by pools of student loans guaranteed by the U.S. Department of Education, are debt instruments with maturities that range from 24 to 31 years and their interest rates are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold and historically has provided a liquid market for them. Negative market conditions continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities has been determined based on a valuation model prepared by the broker-dealer that holds these securities on our behalf. We have reviewed and found reasonable the valuation model and methodologies used by the broker-dealer, and have continued to update the model using current assumptions.

As of August 1, 2009 and January 31, 2009, the fair value of our auction rate securities was $3.2 million and $8.4 million, respectively. The $5.2 million decrease from the beginning of the fiscal year represents a $6.2 million repurchase of certain of our auction rate securities at par by the broker who holds these securities on our behalf and through whom we originally purchased them, and a $0.2 million redemption of certain of our other auction rate securities at par, both occurring during the second quarter of fiscal 2009. The decrease is offset by the recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.1 million, approximately half of which relates to the second quarter of fiscal 2009. The fair value of our remaining auction rate securities as of August 1, 2009, reflects a cumulative decline of $0.8 million from the original par value. This cumulative $0.8 million decline ($0.5 million net of tax) is deemed temporary as we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide to sell these securities and it becomes more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis, we may be required to recognize impairment charges against income.

For the six months ended August 1, 2009, we have recorded an unrealized gain of $1.2 million ($0.7 million net of tax) for our auction rate securities in OCI reflected in the shareholders’ equity section of the consolidated balance sheet. This $1.2 million unrealized gain represents a recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.1 million.

While the auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Net cash flows used in operating activities were $7.3 million in the first six months of fiscal 2009 compared to $21.7 million provided by operating activities in the first six months of fiscal 2008. The $29.0 million decrease in cash flows from operating activities in the first six months of fiscal 2009 compared to the first six months of fiscal 2008 was primarily attributable to decreases in accounts payable, accrued liabilities, income tax payable and deferred rent, as well as increases in prepaid expenses and other assets.

Net cash flows used in investing activities were $3.7 million in the first six months of fiscal 2009 compared to $6.0 million provided by investing activities in the first six months of fiscal 2008. The $9.7 million decrease in cash flows from investing activities in the first six months of fiscal 2009 compared to the first six months of fiscal 2008 was attributable to a $9.4 million decrease in proceeds from the sale of short- and long-term investments, net of purchases, and a $0.3 million increase in purchases of property and equipment.

Net cash flows provided by financing activities were $0.8 million in the first six months of fiscal 2009 compared to $0.2 million in the first six months of fiscal 2008. The $0.6 million increase in cash flows provided by financing activities in the first six months of fiscal 2009 compared to the first six months of fiscal 2008 is as a result of an increase in the proceeds from the exercise of stock options and employee stock purchases, as well as an increase in the excess tax benefit from stock-based compensation.

The following table summarizes our contractual obligations as of August 1, 2009, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period (in thousands)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases	$312,776	$58,091	$105,634	$79,197	$69,854
Purchase obligations	$69,641	69,641	—	—	—
Letters of credit and other obligations	$10,558	3,088	5,970	1,500	—
Income tax audit settlements¹	$632	632	—	—	—

Total contractual obligations	$393,607	$131,452	$111,604	$80,697	$69,854

(1)	The $0.6 million of income tax audit settlements are unrecognized tax benefits as determined under Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109,” for which the statutes of limitations are expected to expire in fiscal 2009; and for final settlement in fiscal 2009 of certain open audits. Due to the uncertainty regarding the timing of future cash outflows associated with other non-current unrecognized tax benefits of $1.5 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amount in the contractual obligations table above.

We anticipate we will spend approximately $30 to $32 million on capital expenditures in fiscal 2009. Of the $30 to $32 million, we plan to spend approximately $5 to $7 million for store construction, including the opening of two Hot Topic stores and one Torrid store and the remodel or relocation of approximately 15 to 20 existing Hot Topic stores. We plan to spend the remaining capital expenditures on various improvements in our information technology infrastructure, including technological improvements at the store level, the purchase of new computer hardware and software and the development and improvement of our Internet sites.

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

We are not a party to any derivative financial instruments. Our exposure to market risk primarily relates to changes in interest rates on our investments with maturities of less than three months (which are considered to be cash and cash equivalents) and short- and long-term investments with maturities in excess of three months. A 100 basis point change in interest rates over a three-month period would not have a material impact on the fair value of our investment portfolio as of August 1, 2009.

We hold long-term investments in AAA/Aaa/A3-rated auction rate securities. These auction rate securities are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education. Our auction rate securities are debt instruments with maturities that range from 24 to 31 years and with interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold and historically has provided a liquid market for them. Negative market conditions continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities has been determined based on a valuation model prepared by the broker-dealer that holds these securities on our behalf. We have reviewed and found reasonable the valuation model and methodologies used by the broker-dealer and have continued to update the same model using current assumptions as of August 1, 2009.

As of August 1, 2009 and January 31, 2009, the fair value of our auction rate securities was $3.2 million and $8.4 million, respectively. The $5.2 million decrease from the beginning of the fiscal year represents a $6.2 million repurchase of certain of our auction rate securities at par by the broker who holds these securities on our behalf and through whom we originally purchased them, and a $0.2 million redemption of certain of our other auction rate securities at par, both occurring during the second quarter of fiscal 2009. The decrease is offset by the recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.1 million, approximately half of which relates to the second quarter of fiscal 2009. The fair value of our remaining auction rate securities as of August 1, 2009, reflects a cumulative decline of $0.8 million from the original par value. This cumulative $0.8 million decline ($0.5 million net of tax) is deemed temporary as we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide to sell these securities and it becomes more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis, we may be required to recognize impairment charges against income. For the six months ended August 1, 2009, we have recorded an unrealized gain of $1.2 million ($0.7 million net of tax) for our auction rate securities in OCI reflected in the shareholders’ equity section of the consolidated balance sheet. This $1.2 million unrealized gain represents a recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.1 million.

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

Economic conditions such as the recent global economic downturn could decrease consumer spending and reduce our sales.

Certain economic conditions could affect the level of consumer spending on merchandise we offer, including, among others, employment levels; salary and wage levels; interest rates; availability of consumer credit; taxation; and consumer confidence in future economic conditions. For example, the global economic downturn has significantly reduced consumer spending levels and mall customer traffic in general. An ongoing slowdown in the United States economy or an uncertain economic outlook could continue to cause lower consumer spending levels and mall customer traffic which could adversely affect our sales results and financial performance.

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

A variety of factors affect our comparable store sales including, among others, the timing of new music releases, music/pop culture-related products and related promotional events; music and fashion trends; the general retail sales environment and the effect of the overall economic environment, including the global economic downturn; our ability to efficiently source and distribute products; changes in our merchandise mix; our ability to attain certain pop culture-related licenses including on an exclusive basis; competition from other retailers; calendar shifts of holiday or seasonal periods; and our ability to execute our business strategy efficiently. The following table shows our comparable store sales results for fiscal 2009 and other recent periods:

Fiscal Year	2009	2008	2007	2006
Year to Date/Total Year	(0.5)%	1.0%	(4.4)%	(6.6)%
1st Quarter	7.1%	(2.8)%	(2.3)%	(9.6)%
2nd Quarter	(7.7)%	(0.9)%	(5.8)%	(5.5)%
3rd Quarter	N/A	1.0%	(2.6)%	(6.8)%
4th Quarter	N/A	5.2%	(6.3)%	(5.3)%

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

Since our inception, we have expanded our business beyond the Hot Topic concept to include our Torrid concept and more recently, our e-space music discovery concept called ShockHound. We may implement other new concepts in the future. Starting and operating new concepts presents new and challenging risks and uncertainties, including, among others, unanticipated operational problems; lack of experience; lack of customer acceptance; the inability to market a new concept effectively; new vendor relationships; competition from existing and new retailers; and diversion of management’s attention from our existing concepts. If we do not operate ShockHound or any new concept effectively, it could materially impact our business.

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

The global economic downturn has diminished the ability of shopping mall operators to operate profitably and in some cases, forced them to cease operations entirely. We are dependent upon the continued popularity of malls as a shopping destination and the ability of shopping mall anchor tenants and other attractions to generate customer traffic. An ongoing slowdown in the United States economy or an uncertain economic outlook could continue to curtail shopping mall development, decrease shopping mall traffic, reduce the number of hours shopping mall operators keep their shopping malls open, cause shopping mall operators to lower their operational standards or in certain circumstances, negatively impact our lease contracts, each of which could adversely affect our sales results and financial performance.

We may not be able to maintain good relationships with shopping mall operators which could hinder our ability to negotiate our leases, expand, remodel or relocate certain sites or offer certain products.

The success of our business depends on establishing and maintaining good relationships with shopping mall operators and developers, and problems with those relationships could make it more difficult for us to expand, remodel or relocate to certain sites or offer certain products. Any restrictions on our ability to expand to new store sites, remodel or relocate stores where we feel it necessary or to offer a broad assortment of merchandise could have a material adverse effect on our business, results of operations and financial condition. If our relations with shopping mall operators or developers become strained, or we otherwise encounter difficulties in leasing store sites, we may not grow as planned and may not reach certain revenue levels and other operating targets. Risks associated with these relationships are more acute given recent consolidation in the shopping mall operation and development industry and the recent negative economic climate, and we have seen certain increases in expenses as a result of such consolidation that could continue.

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

Prior to fiscal 2007, our net sales grew as a result of the opening of new stores. We intend to evolve our existing business by remodeling, relocating or closing certain existing stores and to a much lesser extent in the future, continuing to open and operate new stores. We plan to open 2 new Hot Topic stores and 1 new Torrid store, and to remodel or relocate approximately 15 to 20 existing Hot Topic stores in fiscal 2009. We also plan to close approximately 4 Hot Topic and 5 Torrid stores in fiscal 2009.

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

We hold investments in AAA/Aaa/A3-rated auction rate securities and account for them as available for sale. They are backed by pools of student loans guaranteed by the U.S. Department of Education. Our auction rate securities are debt instruments with maturities that range from 24 to 31 years and with interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold and historically has provided a liquid market for them. Negative market conditions continue to indicate uncertainty in the global credit and capital markets. This uncertainty has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities was initially determined in the first quarter of fiscal 2008 based on a valuation model prepared by the broker-dealer that holds these securities on our behalf. We reviewed and found reasonable the valuation model and methodologies used by the broker-dealer. In addition, we have continued to update the model using current assumptions through the end of the second quarter of fiscal 2009.

As of August 1, 2009 and January 31, 2009, the fair value of our auction rate securities was $3.2 million and $8.4 million, respectively. The $5.2 million decrease from the beginning of the fiscal year represents a $6.2 million repurchase of certain of our auction rate securities at par by the broker who holds these securities on our behalf and through whom we originally purchased them, and a $0.2 million redemption of certain of our other auction rate securities at par, both occurring during the second quarter of fiscal 2009. The decrease is offset by the recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.1 million, approximately half of which relates to the second quarter of fiscal 2009. The fair value of our remaining auction rate securities as of August 1, 2009, reflects a cumulative decline of $0.8 million from the original par value. This cumulative $0.8 million decline ($0.5 million net of tax) is deemed temporary as we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide to sell these securities and it becomes more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis, we may be required to recognize impairment charges against income. For the six months ended August 1, 2009, we have recorded an unrealized gain of $1.2 million ($0.7 million net of tax) for our auction rate securities in OCI reflected in the shareholders’ equity section of the consolidated balance sheet. This $1.2 million unrealized gain represents a recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.1 million.

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

Based on our review of certain underperforming stores, we recorded $0.3 million, $1.2 million and $1.6 million in impairment charges during the first six months of 2009, the full year fiscal 2008 and the full year fiscal 2007, respectively. There can be no assurance that we will not incur future impairment charges for underperforming stores, which could have a significant impact on our operating results. In addition, we closed 3 Torrid stores during the second quarter of fiscal 2009. Although the stores that closed in the second quarter of fiscal 2009 had been underperforming as compared with our other Torrid stores, there is no assurance these store closures will have a significant positive impact on our operating results. We expect to close a total of approximately 4 Hot Topic and 5 Torrid stores in fiscal 2009. We also expect to identify and close additional underperforming stores in the future, which also could adversely affect our operating results.

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

Over the past several years, we have made improvements to existing hardware and software systems, as well as implemented new systems. For example, we have enhanced the functionality of our current Escalate Retail Systems software and implemented financial and human resources systems software from Lawson Software. In addition, we implemented a warehouse management software system, an internet order management system, customer loyalty software and merchandise planning software. We expect to significantly increase our reliance on these systems throughout fiscal 2009. If these information systems and software do not work effectively, we may experience delays or failures in our operations. These delays or failures could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. To manage growth of our operations and personnel, we will need to continue to improve our operational and financial systems, transaction processing and procedures and controls, and in doing so, we could incur substantial additional expenses.

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

Our common stock is quoted on the Nasdaq Stock Market, which has experienced and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect our stock price without regard to our financial performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and comparable store sales; announcements by other apparel, accessory, music and gift item retailers; the trading volume of our stock; changes in estimates of our performance by securities analysts; litigation; overall economic and political conditions, including the global economic downturn; the condition of the financial markets, including the credit crisis; and other events or factors outside of our control could cause our stock price to fluctuate substantially, including significant declines in our stock price. In the past, shareholders have brought securities class action litigation against a company following a decline in the market price of its securities. To date, we have not been subject to securities class action litigation. However, we may in the future be the target of such litigation, which could result in substantial costs and divert our management’s attention and resources, and could harm our business.

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

There are numerous regulatory requirements for public companies that we comply with or may be required to comply with in the future, including the provisions of the Sarbanes-Oxley Act of 2002. With regard to the Sarbanes-Oxley Act, we have and will continue to incur significant expense as we continue to address the implications of applicable rules and our operations relative thereto, and as we work to respond to and comply with applicable requirements. Section 404 of the Sarbanes-Oxley Act requires management to report on, and our independent auditors to attest to, our internal control over financial reporting. Compliance with these rules could also result in continued diversion of management’s time and attention, which could be disruptive to normal business operations.

There are other regulations and standards associated with our business operations. These regulations may include more stringent accounting standards, taxation requirements, (including changes in applicable income tax rate, new tax laws and revised tax law interpretations), trade restrictions, regulations regarding financial matters, privacy and data security, environmental regulations, advertising, safety and product liability. For example, an independent standards-setting organization working with credit card companies has developed regulations concerning payment card account security throughout the transaction process, called the Payment Card Industry (PCI) Data Security Standard. All merchants and service providers that store, process and transmit payment card data are required to comply with the regulations as a condition to accepting credit cards. The organization may levy fines on companies that are non-compliant, and though we attained full compliance during the third quarter of fiscal 2008, there is no guarantee we will not incur fines for our future inability to comply. As another example, we may in the future be required to adopt International Financial Reporting Standards, and doing so could be time-consuming and cause us to incur significant expense.

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

Our annual meeting of shareholders (the “Annual Meeting”) was held on June 9, 2009 in the City of Industry, California. We had 44,040,830 shares of common stock outstanding as of the close of business on April 20, 2009, the record date for the Annual Meeting, of which 41,347,998 shares were present at the Annual Meeting in person or by proxy.

Proposal 1 – Each of the candidates listed below was duly elected to the Board at the Annual Meeting by the tally indicated.

Candidate	Votes in Favor	Votes Withheld
Evelyn D’An	40,168,776	1,179,222
Lisa Harper	39,806,941	1,541,057
W. Scott Hedrick	38,126,451	3,221,547
Elizabeth McLaughlin	39,921,672	1,426,326
Bruce Quinnell	39,934,197	1,413,801
Andrew Schuon	39,559,625	1,788,373
Tom Vellios	40,171,220	1,176,778

Proposal 2 – The proposal to amend the Hot Topic, Inc. 2006 Equity Incentive Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance under such plan by 2,000,000 shares was rejected by the tally indicated.

Votes in Favor	Votes Against	Votes Abstained
14,578,069	23,763,037	19,468

Proposal 3 – The proposal to ratify the selection of Ernst & Young LLP as our Independent Registered Public Accounting Firm for the fiscal year ending January 30, 2010 was approved by the tally indicated.

Votes in Favor	Votes Against	Votes Abstained
41,070,156	265,430	12,412

Item 6.	Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws, as amended. (2)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (1)

31.1	Certification, dated August 21, 2009, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated August 21, 2009, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated August 21, 2009, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc.
(Registrant)

Date: August 21, 2009	/s/ Elizabeth McLaughlin
Elizabeth McLaughlin
Chief Executive Officer (Principal Executive Officer)

Date: August 21, 2009	/s/ James McGinty
James McGinty
Chief Financial Officer (Principal Financial And Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

3.3	Amended and Restated Bylaws, as amended. (Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.)

31.1	Certification, dated August 21, 2009, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated August 21, 2009, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated August 21, 2009, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).