Form 10-Q
period 2009-10-31
HOT TOPIC INC /CA/
filed 2009-11-19
CIK 1017712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 18, 2009 – 44,296,093 shares of common stock, no par value.

HOT TOPIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Hot Topic, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	October 31, 2009	January 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,368	$90,135
Short-term investments	5,056	7,375
Inventory	91,393	79,923
Prepaid expenses and other	14,503	13,897
Deferred tax assets	6,183	6,365

Total current assets	203,503	197,695

Property and equipment, net	145,253	155,290
Deposits and other	3,129	1,607
Long-term investments	8,184	8,402
Deferred tax assets	8,834	7,577

Total assets	$368,903	$370,571

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$27,932	$19,457
Accrued liabilities	34,222	45,055
Income taxes payable	654	7,601

Total current liabilities	62,808	72,113

Deferred rent	33,219	36,909
Income taxes payable	1,850	1,850
Deferred compensation liability	2,924	1,273

Commitments and contingencies

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, no par value; 150,000,000 shares authorized; 44,296,093 and 43,949,726 shares issued and outstanding at October 31, 2009 and January 31, 2009, respectively	121,644	116,740
Retained earnings	146,922	143,025
Accumulated other comprehensive loss	(464)	(1,339)

Total shareholders’ equity	268,102	258,426

Total liabilities and shareholders’ equity	$368,903	$370,571

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales	$189,568	$197,309	$522,485	$523,101
Cost of goods sold, including buying, distribution and occupancy costs	119,674	123,128	342,803	341,727

Gross margin	69,894	74,181	179,682	181,374

Selling, general and administrative expenses	60,260	62,422	173,622	173,457

Income from operations	9,634	11,759	6,060	7,917

Interest income, net	93	511	446	1,299

Income before provision for income taxes	9,727	12,270	6,506	9,216

Provision for income taxes	3,878	4,832	2,609	3,634

Net income	$5,849	$7,438	$3,897	$5,582

Earnings per share:
Basic and diluted	$0.13	$0.17	$0.09	$0.13

Shares used in computing earnings per share:
Basic	44,143	43,810	44,069	43,761
Diluted	44,497	43,972	44,413	43,815

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	October 31, 2009	November 1, 2008
OPERATING ACTIVITIES
Net income	$3,897	$5,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,438	28,744
Stock-based compensation	3,061	2,985
Loss on disposal of fixed assets	461	361
Impairment of long-lived assets	663	946
Deferred taxes	(1,596)	(1,119)
Gift card breakage	(480)	(518)
Changes in operating assets and liabilities:
Inventory	(11,470)	(14,269)
Prepaid expenses and other current assets	(606)	(694)
Deposits and other assets	(1,522)	(112)
Accounts payable	8,474	13,637
Accrued liabilities	(8,663)	1,399
Deferred rent	(3,690)	(2,730)
Income taxes payable	(6,947)	1,712

Net cash provided by operating activities	10,020	35,924

INVESTING ACTIVITIES
Purchases of property and equipment	(19,518)	(18,777)
Proceeds from sale of short-and long-term investments	13,760	26,472
Purchases of short-and long-term investments	(10,059)	(7,743)

Net cash used in investing activities	(15,817)	(48)

FINANCING ACTIVITIES
Excess tax benefit from stock-based compensation	573	40
Proceeds from employee stock purchases and exercise of stock options	1,457	396

Net cash provided by financing activities	2,030	436

(Decrease) increase in cash and cash equivalents	(3,767)	36,312
Cash and cash equivalents at beginning of year	90,135	16,391

Cash and cash equivalents at end of period	$86,368	$52,703

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$5	$69

Cash paid during the period for income taxes	$11,710	$2,801

See accompanying Notes to Condensed Consolidated Financial Statements.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Organization and Basis of Presentation

We are a mall and web-based specialty retailer operating the Hot Topic and Torrid concepts, as well as the e-space music discovery concept, ShockHound. At Hot Topic, our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. Within pop culture, we believe music plays a primary and integral role in the minds, activities and preferences of our target customers. At Hot Topic, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items for young men and women principally between the ages of 12 and 22. At Torrid, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females principally between the ages of 15 and 29. At ShockHound, our genre-spanning music website, people of all ages can purchase MP3s and music merchandise, share their music interests, read the latest music news and enjoy exclusive editorial content about their favorite artists. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. We launched ShockHound during the third quarter of fiscal 2008. At the end of the third quarter of fiscal 2009 (October 31, 2009, in the 52-week fiscal year ending January 30, 2010), we operated 680 Hot Topic stores throughout the United States and Puerto Rico, and 156 Torrid stores in 35 states. We sell merchandise on our websites www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. We sell music merchandise and MP3s on our website www.shockhound.com. We currently have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts, and the very early stage of business operations of our ShockHound concept. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

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

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board. Both incentive and non-statutory stock options granted by us under the 2006 Plan must carry an exercise price of at least 100% of the fair market value of our common stock on the date of grant or 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock. Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 10 years. In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) the 732,456 shares of common stock remaining available for issuance under the 1996 Plan as of June 13, 2006, (b) an additional 2,350,000 shares and (c) the number of shares subject to stock awards as of June 13, 2006 under the 1996 Plan pursuant to the terms of the 1996 Plan. As of October 31, 2009, 820,400 shares were available for future grants under the 2006 Plan. All awards to date under the 2006 Plan have been granted to our employees and none have been granted to consultants.

In March 2009, 2008 and 2007, we granted performance stock awards under the 2006 Plan to certain members of our management. None of these awards have vested and no shares have been issued pursuant to the grants. The 2009, 2008 and 2007 awards provide for the issuance of up to 370,000, 358,000 and 84,000 shares of our common stock, respectively, net of forfeitures, with vesting and issuance contingent upon achieving performance goals for fiscal 2011, 2010 and 2009, respectively, based upon our operating income for those fiscal years; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent these performance goals are ultimately met. The market values of our common stock as of the 2009, 2008 and 2007 grant dates of these performance stock awards were $9.56, $4.75 and $11.31, respectively. Compensation expense for these awards is required to be recorded over the three-year terms of the awards, based on the market values as of the grant dates, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2011, 2010 and 2009, respectively. As of October 31, 2009, it is our best estimate that 25% of the 2009 performance stock awards, or 92,500 out of a possible 370,000 shares, will be earned and will vest at the end of the three-year term. We have accounted for the change to our previous estimate of 50% achievement for the 2009 awards by applying the change retroactively and recognizing the cumulative effect, a $37,000 offset to compensation expense, in the third quarter of fiscal 2009. In aggregate, we have recognized $184,000 as compensation expense during the nine months ended October 31, 2009 for these performance stock awards. As of October 31, 2009, it is our best estimate that none of the 2008 performance stock awards will be earned at the end of the three-year term. We have accounted for the change to our previous estimate of 37.5% achievement for the 2008 awards by applying the change retroactively and recognizing the cumulative effect, a $292,000 offset to compensation expense, in the third quarter of fiscal 2009. In aggregate, we have not recognized any compensation expense for these 2008 awards. As of October 31, 2009, it is our best estimate that none of the 2007 performance stock awards will be earned at the end of the three-year term. Thus, for the three months and nine months ended October 31, 2009, we have not recognized any compensation expense for these 2007 awards.

Under our 1996 Non-Employee Directors’ Stock Option Plan, or the 1996 NEDSOP, we may grant and have granted stock options to non-employee directors. The exercise price of options granted under the 1996 NEDSOP shall be determined by the Board at the date of grant and shall be 100% of the fair market value of our common stock on the date of grant. Unless the Board determines otherwise, options vest over four years and generally expire ten years from the date of grant. The total share reserve under the 1996 NEDSOP is 720,000 shares, of which as of October 31, 2009, 21,226 shares were available for future grants. No options under the 1996 NEDSOP have been granted to consultants.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In June 2009 and June 2008, we granted non-employee directors an aggregate of 20,559 and 25,748 shares of restricted common stock, respectively, under the 2006 Plan. Restricted shares generally vest in one installment in the year subsequent to the grant year. All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board. The value of these grants is expensed over the vesting period. During the three months ended October 31, 2009, $39,000 was expensed. During the three months ended November 1, 2008, $39,000 was expensed. During the nine months ended October 31, 2009, $116,000, of which $52,000 relates to the fiscal 2008 grant, was expensed. During the nine months ended November 1, 2008, $116,000, of which $52,000 related to a fiscal 2007 grant, was expensed.

The following table summarizes stock options outstanding under all of our stock option plans as of October 31, 2009, as well as activity from the beginning of the fiscal year through the third quarter then ended:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2009	6,280,963	$12.67
Granted	1,116,106	$9.39
Exercised	(292,367)	$4.39
Forfeited or expired	(353,945)	$12.46

Outstanding at October 31, 2009	6,750,757	$12.50	5.87	$3,060

Exercisable at October 31, 2009	4,549,865	$14.42	4.53	$1,223

Cash proceeds, tax benefits and intrinsic values related to total stock options exercised during the three months and nine months ended October 31, 2009 and November 1, 2008 are provided in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Proceeds from stock options exercised	$840	$186	$1,282	$226
Tax benefit related to stock options exercised	$427	$26	$573	$40
Intrinsic value of stock options exercised	$1,068	$66	$1,415	$106

In June 1996, the Board adopted the Employee Stock Purchase Plan, or the Stock Purchase Plan. The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees. All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce their contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 15% discount on shares purchased under the Stock Purchase Plan. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings have occurred every six months commencing January 1, 1997. At October 31, 2009, 931,617 shares remained available for future issuance under the Stock Purchase Plan. Compensation expense for the three months ended October 31, 2009 and November 1, 2008 was $37,000 and $27,000, respectively, related to the fair value of the rights granted to participants under the plan at the beginning of the then-current offering. Compensation expense for the nine months ended October 31, 2009 and November 1, 2008 was $111,000 and $90,000, respectively, related to the fair value of the rights granted to participants under the plan at the beginning of the then-current offering.

Accounting for Stock-Based Compensation Expense

We account for stock-based compensation expense by estimating the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized over the requisite service periods of the awards. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

The effect of recording stock-based compensation for the three months and nine months ended October 31, 2009 and November 1, 2008 was as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Stock-based compensation by type of award:
Employee stock options and awards	$1,049	$946	$2,969	$2,799
Restricted stock units, net of adjustments	(329)	(19)	(19)	96
Employee stock purchase plan	37	27	111	90

Total stock-based compensation expense	$757	$954	$3,061	$2,985
Tax effect on stock-based compensation expense	(272)	(351)	(1,134)	(1,087)

Net effect on net income	$485	$603	$1,927	$1,898

Effect on earnings per share:
Basic and diluted	$0.01	$0.01	$0.04	$0.04

For the three months ended October 31, 2009 and November 1, 2008, $133,000 and $121,000, respectively, of stock-based compensation expense was recorded as a component of cost of goods sold and the remainder, $624,000 and $833,000, respectively, was charged to selling, general and administrative expense.

For the nine months ended October 31, 2009 and November 1, 2008, $434,000 and $500,000, respectively, of stock-based compensation expense was recorded as a component of cost of goods sold and the remainder, $2,627,000 and $2,485,000, respectively, was charged to selling, general and administrative expense.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of October 31, 2009 and November 1, 2008, we had $7.3 million and $7.6 million, respectively, of unrecognized expense related to non-vested stock option grants, which are expected to be recognized over weighted average periods of 2.65 years and 2.86 years, respectively.

As of October 31, 2009 and November 1, 2008, we had $90,000 each year of unrecognized expense related to restricted stock grants, which are expected to be recognized over weighted average periods of 0.60 years and 0.61 years, respectively.

Calculation of Fair Value of Options

As stated above, we use a Black-Scholes option valuation model to determine the fair value of stock-based compensation. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is generally no less than the option vesting period and is based on our historical experience. Expected volatility is based upon the historical volatility of our stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s expected life. We use a dividend yield of zero in the Black-Scholes option valuation model, as we do not anticipate paying cash dividends in the foreseeable future.

The following weighted average assumptions were used for stock options granted:

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Risk free interest rate	3%	3%	2%	3%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	57%	47%	56%	46%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value at grant date	n/a *	$2.76	$4.53	$2.16

*	No options were granted during the three months ended October 31, 2009.

NOTE 3. Earnings Per Share

Basic earnings or loss per share is computed by dividing net income or net loss, respectively, by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. For the three months ended October 31, 2009 and November 1, 2008, options to purchase 5,561,555 and 6,264,899 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding. For the nine months ended October 31, 2009 and November 1, 2008, options to purchase 5,461,136 and 6,231,911 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding. The calculation of dilutive shares also excludes the portion of the performance stock awards

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

granted to certain members of our management in March 2009, March 2008 and March 2007 that are not expected to be earned or vest as the issuance of the underlying shares is contingent upon achieving certain performance goals in fiscal 2011, 2010 and 2009, respectively.

A reconciliation of the numerator and denominator of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Basic and diluted earnings per share computation:
Numerator	$5,849	$7,438	$3,897	$5,582

Denominator:
Weighted average common shares outstanding	44,143	43,810	44,069	43,761
Incremental shares from assumed exercise/ issuance of options and awards	354	162	344	54

Total shares	44,497	43,972	44,413	43,815

Basic and diluted earnings per share	$0.13	$0.17	$0.09	$0.13

NOTE 4. Investments in Marketable Securities

Our short-term investments have maturities that are less than six months and consist of interest-bearing municipal bonds. They are classified as short-term and are accounted for as available for sale. As of October 31, 2009, short-term investments were $5.1 million, and the associated unrealized gains for the three months and nine months ended October 31, 2009 of $3,000 and $126,000, respectively, have been recorded in accumulated other comprehensive income, or OCI, reflected in the shareholders’ equity section of the consolidated balance sheet.

Our long-term investments consist of certificates of deposit and auction rate securities. The certificates of deposit are guaranteed by the Federal Deposit Insurance Corporation, classified as held to maturity and have maturities of approximately 2 years. As of October 31, 2009, the fair value of our certificates of deposit was $5.0 million and there were associated unrealized losses of $11,000. We did not have any certificates of deposit as of January 31, 2009.

Our auction rate securities are AAA/Aaa/A3-rated, have maturities that range from 24 to 31 years and their interest rates are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. These investments are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education. There continues to be uncertainty in the global credit and capital markets, which has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids.

While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value. (Refer to NOTE 7 – Fair Value Measurements for discussion on how we determined the fair value of our investment in auction rate securities). As of October 31, 2009 and January 31, 2009, the fair value of our auction rate securities was $3.2 million and $8.4 million, respectively. The $5.2 million decrease from the beginning of the fiscal year represents a $6.2 million repurchase of certain of our auction rate securities at par by the broker who holds these securities on our behalf and through whom we originally purchased them, and a $0.2 million redemption of certain auction rate securities at par, of which $50,000 was redeemed during the third quarter of fiscal 2009.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The decrease is offset by the recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.1 million, of which $18,000 relates to the third quarter of fiscal 2009. The fair value of our remaining auction rate securities as of October 31, 2009, reflects a cumulative decline of $0.7 million from the par value. This cumulative $0.7 million decline ($0.4 million net of tax) is deemed temporary as we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before the recovery of their amortized cost basis. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide to sell these securities and it becomes more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis, we may be required to recognize impairment charges against income.

For the nine months ended October 31, 2009, we have recorded an unrealized gain of $1.2 million ($0.7 million net of tax) for our auction rate securities in OCI reflected in the shareholders’ equity section of the consolidated balance sheet. This $1.2 million unrealized gain represents a recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.1 million.

NOTE 5. Comprehensive Income

Comprehensive income for the three months and nine months ended October 31, 2009 and November 1, 2008 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Comprehensive income
Net income	$5,849	$7,438	$3,897	$5,582
Unrealized gain (loss) on short- and long-term investments, net	9	(714)	876	(950)

Total comprehensive income	$5,858	$6,724	$4,773	$4,632

NOTE 6. Impact of Recently Issued Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board, or FASB, issued “Subsequent Events” guidance which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. This guidance was effective for financial statements issued for interim or fiscal years ending after June 15, 2009 and our adoption of it on August 2, 2009 did not have a material impact on our financial condition or results of operations. Refer to NOTE 12 – Subsequent Events for further discussion.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In April 2009, the FASB issued “Recognition and Presentation of Other-Than-Temporary Impairments” guidance which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance was effective for financial statements issued for interim or fiscal years ending after June 15, 2009 and our adoption of it on August 2, 2009 did not have a material impact on our financial condition or results of operations.

In April 2009, the FASB issued “Interim Disclosures about Fair Value of Financial Instruments” guidance which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements of those companies. It also requires these disclosures in summarized financial information at interim reporting periods. This guidance was effective for financial statements issued for interim or fiscal years ending after June 15, 2009 and our adoption of it on August 2, 2009 did not have any impact on our financial condition or results of operations.

In April 2009, the FASB issued “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” guidance which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance was effective for financial statements issued for interim or fiscal years ending after June 15, 2009 and our adoption of it on August 2, 2009 did not have a material impact on our financial condition or results of operations.

NOTE 7. Fair Value Measurements

Our financial assets and liabilities are valued at the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. We determine fair value based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, we prioritize the inputs used in measuring fair value into a three-tier fair value hierarchy, which are as follows:

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

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2009 consisted of the following (in thousands):

	Balance at October 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities (available for sale)	$5,056	$5,056	$—	$—
Certificates of deposit (non-current)	4,977	4,977	—	—
Auction rate securities (non-current)	3,207	—	—	3,207

Total assets	$13,240	$10,033	$—	$3,207

Liabilities:
Deferred compensation plan (non-current)	$2,924	$2,924	$—	$—

The fair value of our short-term marketable securities, certificates of deposit and deferred compensation plan liability is determined based on quoted prices of identical assets that are trading in active markets. The deferred compensation plan liability represents the amount that would be earned by participants if the funds were invested in securities traded in active markets. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities was initially determined in the first quarter of fiscal 2008 based on a valuation model prepared by the broker-dealer that held these securities on our behalf. We reviewed, and found reasonable, the valuation model and methodologies used by the broker-dealer. In addition, we have continued to update the model, most recently by using current assumptions as of the end of the third quarter of fiscal 2009. The model values the securities by estimating the present value of future principal and interest payments discounted at rates considered to reflect current market conditions. Assumptions used in the valuation include those made about the liquidity horizon, or period of time expected before the securities are successfully auctioned, coupon rates, weighted average cost of capital and holding spreads and yields. Other factors that impact our valuation include changes to credit ratings of our auction rate securities as well as to the underlying assets supporting these securities and the ongoing strength and quality of the credit markets. Our valuation is subject to uncertainties that are difficult to predict and could change significantly based on future market conditions.

The activity of our auction rate securities through the third quarter of fiscal 2009, whose fair value was measured using Level 3 inputs, is summarized below (in thousands):

Non-current
Carrying value as of January 31, 2009	$8,402
Settlements and repurchases *	(6,450)
Total gains
Included in earnings	—
Included in other comprehensive income**	1,255

Carrying value as of October 31, 2009	$3,207

*	Settlements and repurchases of $6.4 million and $50,000 occurred during the second and third quarters of fiscal 2009, respectively.
**	Unrealized gains of $75,000, $63,000 and $18,000 occurred during the first, second and third quarters of fiscal 2009, respectively. In addition, the recovery in fair value of $1.1 million and $10,000 which was previously temporarily impaired occurred during the second and third quarters of fiscal 2009.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8. Deferred Compensation Plan

In August 2006, we adopted the Hot Topic Inc. Management Deferred Compensation Plan, or the Deferred Compensation Plan, for the purpose of providing highly compensated employees and members of our Board a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, or, in the case of members of our Board, 100% of their earned cash fees, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan. As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held within a “rabbi trust” on our consolidated balance sheet. We may at our discretion contribute certain amounts to eligible employees’ accounts. In January 2009, we began to contribute 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts. As of October 31, 2009, assets and associated liabilities of the Deferred Compensation Plan were each $2.9 million, and are included in other non-current assets and non-current liabilities in our consolidated balance sheets. As of January 31, 2009, assets and associated liabilities of the Deferred Compensation Plan were $1.4 million and $1.3 million, respectively.

NOTE 9. Valuation of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. These cash flows are calculated by netting future estimated store sales against associated merchandise costs and store-related expenses such as payroll and occupancy. The estimated store sales, net of the aforementioned costs and expenses, used for this nonrecurring fair value measurement is considered a Level 3 input and discussed in more detail in NOTE 7 – Fair Value Measurements.

In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow so as not to trigger impairment charges, material changes in results could result in future impairment charges. For the three months and nine months ended October 31, 2009, we recorded impairment charges of $300,000 and $571,000, respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations. For the three months and nine months ended November 1, 2008, we recorded impairment charges of $282,000 and $946,000, respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 10. Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million that will expire on September 1, 2010. Letters of credit, which are primarily used for inventory purchases, are issued under the credit agreement. There were letters of credit for $324,000 outstanding at October 31, 2009.

NOTE 11. Income Taxes

As of October 31, 2009, the liability for income tax associated with unrecognized tax benefits was $2.5 million ($2.0 million net of federal benefit), of which $0.2 million ($0.1 million net of federal benefit) related to interest and $0.4 million related to penalties. Our effective tax rate will be affected by any portion of this liability we may recognize. As of January 31, 2009, the liability for income tax associated with unrecognized tax benefits was $2.9 million ($2.2 million net of federal benefit), of which $0.3 million ($0.2 million net of federal benefit) related to interest and $0.4 million related to penalties. The $0.4 million decrease in the liability for income tax associated with unrecognized tax benefits from the beginning of the fiscal year is as a result of the settlement of certain audits.

We believe that it is reasonably possible that $0.7 million ($0.6 million net of federal benefit) of our liability for unrecognized tax benefits of which $0.1 million ($0.1 million net of federal benefit) of associated interest and $0.1 million related to penalties may be recognized in the next 12 months due to the settlement of audits and the expiration of statutes of limitations. As such, we have classified this amount as a current liability.

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits in tax expense. Tax expense during the three months and nine months ended October 31, 2009 and November 1, 2008 related to interest and penalties was not material.

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

NOTE 12. Subsequent Events

We evaluated all events or transactions that occurred after October 31, 2009 up through November 19, 2009, the date we issued these condensed consolidated financial statements. We did not have any material recognizable or nonrecognizable subsequent events during this period.

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

At Hot Topic, our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. Within pop culture, we believe music plays a primary and integral role in the minds, activities and preferences of our target customers. Our comprehensive music strategy encompasses a high level of focus on the in-store music experience. We continue to: focus on music and music/pop culture-oriented merchandise; operate a fundamentally regular price business; emphasize superior customer service; and ramp up our efforts to host unique in-store events. In addition, we recently strengthened our management team by adding a Chief Merchandising Officer for Hot Topic in November 2009. We believe that this addition will help us to continue to deliver compelling and relevant merchandise for our customers.

Our Torrid division focuses on fashion forward apparel and accessories for plus-size women. Our target customers have a youthful attitude and desire to reflect current fashion trends in their dress. We continue to focus on current fashion trends; listen to the customer; and emphasize customer service and the in-store and online experience.

During the second quarter of fiscal 2008, we rolled out our private label Torrid credit card program, divastatusSM and together with consistent marketing, the growth of our loyalty program, divastyle®, in-store operational improvements, online enhancements and focusing the assortment to reflect more of our customers’ attitudes and preferences, we believe that the recognition of our Torrid brand will continue to grow and the close relationships with our customers will continue to grow.

As part of our ongoing and evolving music strategy, we developed and launched ShockHound during the third quarter of fiscal 2008. ShockHound represents all music genres and includes a vast selection of MP3s, band merchandise, exclusive editorial and original content. We encourage our members to be part of the ShockHound experience by offering them the opportunity to join in the musical dialogue via a social networking platform. We recognize that our customers learn about and acquire music differently than they have in the past and we believe we can meet their needs by providing a more comprehensive, authentic online music discovery experience.

During the three and nine month periods ended October 31, 2009, comparable store sales were down 5.0% and 2.2%, respectively, consisting of a Hot Topic division comparable store sales decline of 5.8% and 1.7%, respectively, and a Torrid division comparable store sales decline of 1.4% and 3.9%, respectively, as compared to the same periods in fiscal 2008. For the third quarter of fiscal 2009, the comparable sales decline in the Hot Topic division resulted from a significant decrease in the women’s category, partially offset by an increase in the men’s category. During the same period, the comparable store sales decline at our Torrid division was due to a decline in apparel, particularly in tops, partially offset by an increase in accessories.

At the end of the third quarter of fiscal 2009, we operated 680 Hot Topic stores throughout the United States and Puerto Rico, and 156 Torrid stores in 35 states, compared to 683 Hot Topic stores and 158 Torrid stores at the end of the third quarter of fiscal 2008. During the third quarter of fiscal 2009, we opened 1 new Hot Topic store. We also remodeled or relocated 6 Hot Topic stores during the third quarter of fiscal 2009. We currently anticipate opening approximately 3 new stores, consisting of 2 Hot Topic stores and 1 Torrid store, during fiscal 2009. We also plan to remodel or relocate approximately 15 to 20 existing Hot Topic stores and plan to close approximately 3 Hot Topic stores and 4 Torrid stores in fiscal 2009. With a mature Hot Topic store base and considering the current economic environment, we believe we can more effectively improve company profitability by managing this existing store fleet rather than continuing to open a significant number of new stores.

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

RESULTS OF OPERATIONS

Three Months Ended October 31, 2009 Compared to the Three Months Ended November 1, 2008

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales. The discussion that follows should be read in conjunction with this table:

For the three months ended:	October 31, 2009	November 1, 2008
Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	63.1	62.4

Gross margin	36.9	37.6
Selling, general and administrative expenses	31.8	31.6

Income from operations	5.1	6.0
Interest income, net	0.0	0.3

Income before provision for income taxes	5.1	6.3
Provision for income taxes	2.0	2.5

Net income	3.1%	3.8%

Net sales decreased $7.7 million, or 3.9%, to $189.6 million during the third quarter of fiscal 2009 from $197.3 million during the third quarter of fiscal 2008. The components of this $7.7 million decrease in net sales are as follows:

Amount (millions)	Description
$(8.4)	Decrease in comparable net sales from Hot Topic stores in the third quarter of fiscal 2009 compared to the corresponding period from the previous fiscal year.
(1.4)	Decrease in net sales due to the closure of five Hot Topic stores and five Torrid stores since the third quarter of the prior year.
(0.4)	Decrease in comparable net sales from Torrid stores in the third quarter of fiscal 2009 compared to the corresponding period from the previous fiscal year.
0.1	Increase in net sales from two new Hot Topic stores opened since the third quarter of the prior year and eight Hot Topic stores not yet qualifying as comparable stores.
0.1	Increase in net sales from sixteen expanded or relocated Hot Topic stores not yet qualifying as comparable stores.
0.7	Increase in net sales from three new Torrid stores opened since the third quarter of the prior year and four Torrid stores not yet qualifying as comparable stores.
1.6	Increase in Internet sales.

$(7.7)	Total

At the end of the third quarter of fiscal 2009, 655 of the 680 Hot Topic stores were included in the comparable store base, compared to 643 of the 683 Hot Topic stores open at the end of the third quarter of fiscal 2008. At the end of the third quarter of fiscal 2009, 151 of the 156 Torrid stores were included in the comparable store base, compared to 127 of the 158 Torrid stores open at the end of the third quarter of fiscal 2008. Sales of our Hot Topic division’s apparel including tee-shirts, as a percentage of total net sales, decreased to 51% during the third quarter of fiscal 2009 from 53% for the third quarter of fiscal 2008.

Gross margin decreased $4.3 million, or 5.8%, to $69.9 million during the third quarter of fiscal 2009 from $74.2 million during the third quarter of fiscal 2008. As a percentage of net sales, gross margin decreased to 36.9% during the third quarter of fiscal 2009 from 37.6% in the third quarter of fiscal 2008. The significant components of this 0.7 percentage point decrease in gross margin as a percentage of net sales are as follows:

Description
(0.6)%	Decrease in merchandise margin primarily as a result of higher markdowns, partially offset by higher realized markup.
(0.3)	Increase in store depreciation related to higher expense for computer hardware and software and due to deleveraging on lower store sales.
0.1	Decrease in store occupancy expense primarily due to lower rents and common area maintenance costs, partially offset by deleveraging store expenses over lower store sales.
0.1	Decrease in distribution expense primarily due to lower freight.

(0.7)%	Total

Selling, general and administrative expenses decreased $2.1 million, or 3.4%, to $60.3 million during the third quarter of fiscal 2009 compared to $62.4 million during the third quarter of fiscal 2008. As a percentage of net sales, selling, general and administrative expenses increased to 31.8% in the third quarter of fiscal 2009 compared to 31.6% in the third quarter of fiscal 2008. The significant components of the 0.2 percentage point increase in selling, general and administrative expenses as a percentage of net sales are as follows:

Description
0.4%	Deleveraging on store payroll due to lower store sales, partially offset by lower store performance based bonuses.
0.2	Increase in other store expenses primarily due to deleveraging on lower store sales.
0.1	Increase in general and administrative expenses primarily due to deleveraging on lower store sales, increase in payroll, benefits, recruiting and travel expenses, partially offset by decrease in performance based bonuses.
(0.1)	Decrease in depreciation on computer hardware and software.
(0.1)	Decrease in preopening expenses as a result of fewer new stores and expenses related to launching our online music site in the third quarter of 2008.
(0.3)	Decrease in marketing expenses primarily due to reduced spend related to marketing partnerships.

0.2%	Total

Income from operations decreased $2.2 million to $9.6 million during the third quarter of fiscal 2009 from income of $11.8 million during the third quarter of fiscal 2008. As a percentage of net sales, income from operations was 5.1% in the third quarter of fiscal 2009 compared to income of 6.0% in the third quarter of fiscal 2008.

Net interest income decreased $0.4 million to $0.1 million during the third quarter of fiscal 2009 from $0.5 million during the third quarter of fiscal 2008. The decrease in net interest income was primarily attributable to lower interest rates during the third quarter of fiscal 2009.

Provision for income taxes was $3.9 million for the third quarter of fiscal 2009 compared to $4.8 million for the third quarter of fiscal 2008. The effective tax rate was 39.9% for the third quarter of fiscal 2009 compared to 39.4% for the third quarter of fiscal 2008. The increase in the effective tax rate was primarily due to lower non-taxable interest income.

Nine Months Ended October 31, 2009 Compared to the Nine Months Ended November 1, 2008

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales. The discussion that follows should be read in conjunction with this table:

For the nine months ended:	October 31, 2009	November 1, 2009
Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	65.6	65.3

Gross margin	34.4	34.7
Selling, general and administrative expenses	33.2	33.2

Income from operations	1.2	1.5
Interest income, net	0.0	0.3

Income before provision for income taxes	1.2	1.8
Provision for income taxes	0.5	0.7

Net income	0.7%	1.1%

Net sales decreased $0.6 million, or 0.1%, to $522.5 million during the first nine months of fiscal 2009 from $523.1 million during the first nine months of fiscal 2008. The components of this $0.6 million decrease in net sales are as follows:

Amount (millions)	Description
$(6.5)	Decrease in comparable net sales from Hot Topic stores in the first nine months of fiscal 2009 compared to the corresponding period from the previous fiscal year.
(4.7)	Decrease in net sales due to the closure of five Hot Topic stores and five Torrid stores since the third quarter of the prior year.
(3.7)	Decrease in comparable net sales from Torrid stores in the first nine months of fiscal 2009 compared to the corresponding period from the previous fiscal year.
0.5	Increase in net sales from sixteen expanded or relocated Hot Topic stores, not yet qualifying as comparable stores.
1.0	Increase in net sales from two new Hot Topic stores opened since the third quarter of the prior year and eight Hot Topic stores not yet qualifying as comparable stores.
3.0	Increase in net sales from three new Torrid stores opened since the third quarter of the prior year and four Torrid stores not yet qualifying as comparable stores.
9.8	Increase in Internet sales.

$(0.6)	Total

Sales of our Hot Topic division’s apparel including tee-shirts, as a percentage of total net sales, decreased to 52% during the first nine months of fiscal 2009 from 55% for the first nine months of fiscal 2008.

Gross margin decreased $1.7 million, or 0.9%, to $179.7 million during the first nine months of fiscal 2009 from $181.4 million during the first nine months of fiscal 2008. As a percentage of net sales, gross margin decreased to 34.4% during the first nine months of fiscal 2009 from 34.7% in the first nine months of fiscal 2008. The significant components of this 0.3 percentage point decrease in gross margin as a percentage of net sales are as follows:

Description
(0.6)%	Decrease in merchandise margin as a result of higher markdowns, partially offset by higher realized markup.
(0.1)	Increase in store depreciation primarily due to higher depreciation expense for computer hardware and software.
0.1	Decrease in distribution expense and buying costs primarily due to a decrease in depreciation and freight expenses, partially offset by higher payroll costs.
0.3	Decrease in store occupancy expense, primarily due to lower rents and common area maintenance costs.

(0.3)%	Total

Selling, general and administrative expenses increased $0.1 million to $173.6 million during the first nine months of fiscal 2009 compared to $173.5 million during the first nine months of fiscal 2008. As a percentage of net sales, selling, general and administrative expenses were 33.2% for the first nine months of fiscal 2009 and the first nine months of fiscal 2008. The significant differences in components of selling, general and administrative expenses as a percentage of net sales are as follows:

Description
0.3%	Increase in store payroll, partially offset by lower store performance based bonuses.
0.2	Increase in general and administrative payroll and benefits expense, partially offset by lower performance based bonuses.
(0.2)	Decrease in preopening expenses as a result of fewer new stores and expenses related to launching our online music site in the third quarter of 2008.
(0.1)	Decrease in depreciation and amortization primarily due to lower depreciation expense for computer software.
(0.2)	Decrease in marketing expenses primarily due to reduced spend related to marketing partnerships.

0.0%	Total

Income from operations decreased $1.8 million to $6.1 million during the first nine months of fiscal 2009 from $7.9 million during the first nine months of fiscal 2008. As a percentage of net sales, income from operations was 1.2% in the first nine months of fiscal 2009 compared to 1.5% in the first nine months of fiscal 2008.

Net interest income decreased $0.9 million to $0.4 million in the first nine months of fiscal 2009 from $1.3 million in the first nine months of fiscal 2008. The total dollar decrease in net interest income was attributable to lower interest rate yields on our invested cash.

Provision for income taxes was $2.6 million for the first nine months of fiscal 2009 compared to $3.6 million for the first nine months of fiscal 2008. The effective tax rate was 40.1% for the first nine months of fiscal 2009 compared to 39.4% for the first nine months of fiscal 2008. The increase in the effective tax rate was primarily due to lower non-taxable interest income.

LIQUIDITY AND CAPITAL RESOURCES

Historically and during the third quarter of fiscal 2009, our primary uses of cash have been to purchase merchandise inventories, improve our information technology infrastructure and finance store remodels, relocations and to a lesser extent recently, new store openings. In the past we have also made periodic repurchases of our common stock. During the third quarter of fiscal 2009 and consistent with recent years, we satisfied our cash requirements principally from cash flows from operations. We also maintain a $5.0 million unsecured credit agreement for issuing letters of credit for inventory purchases that will expire on September 1, 2010, after which we expect to renew it under similar terms. There were letters of credit for $324,000 outstanding at October 31, 2009. Cash, cash equivalents and short-and long-term investments held by us were $99.6 million and $105.9 million as of October 31, 2009 and January 31, 2009, respectively. We believe our current cash balances and cash generated from operations will be sufficient to fund our operations through at least the next 12 months.

Cash and cash equivalents are held primarily in diversified money market funds. Our short-term investments were $5.1 million at October 31, 2009, consist primarily of highly rated municipal bonds, have maturities that are less than six months and are accounted for as available for sale. At October 31, 2009, our long-term investments consisted of certificates of deposit and AAA/Aaa/A3-rated auction rate securities. The certificates of deposit are guaranteed by the Federal Deposit Insurance Corporation and have maturities of approximately 2 years. As of October 31, 2009, the fair value of our certificates of deposit was $5.0 million. We did not have any certificates of deposit as of January 31, 2009.

Our auction rate securities are accounted for as available for sale, are backed by pools of student loans guaranteed by the U.S. Department of Education, are debt instruments with maturities that range from 24 to 31 years and have interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold and historically has provided a liquid market for them. There continues to be uncertainty in the global credit and capital markets, which has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities has been determined based on a valuation model prepared by the broker-dealer that holds these securities on our behalf. We have reviewed and found reasonable the valuation model and methodologies used by the broker-dealer, and have continued to update the model using current assumptions.

As of October 31, 2009 and January 31, 2009, the fair value of our auction rate securities was $3.2 million and $8.4 million, respectively. The $5.2 million decrease from the beginning of the fiscal year represents a $6.2 million repurchase of certain of our auction rate securities at par by the broker who holds these securities on our behalf and through whom we originally purchased them, and a $0.2 million redemption of certain auction rate securities at par, of which $50,000 was redeemed during the third quarter of fiscal 2009. The decrease is offset by the recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.1 million, of which $18,000 relates to the third quarter of fiscal 2009. The fair value of our remaining auction rate securities as of October 31, 2009, reflects a cumulative decline of $0.7 million from the original par value.

This cumulative $0.7 million decline ($0.4 million net of tax) is deemed temporary as we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide to sell these securities and it becomes more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis, we may be required to recognize impairment charges against income.

For the nine months ended October 31, 2009, we have recorded an unrealized gain of $1.2 million ($0.7 million net of tax) for our auction rate securities in accumulated other comprehensive income, or OCI, reflected in the shareholders’ equity section of the consolidated balance sheet. This $1.2 million unrealized gain represents a recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.1 million.

While the auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Net cash flows provided by operating activities were $10.0 million in the first nine months of fiscal 2009 compared to $35.9 million in the first nine months of fiscal 2008. The $25.9 million decrease in cash flows from operating activities in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 was primarily attributable to decreases in accrued liabilities, income tax payable and accounts payable, offset by a decrease in inventory.

Net cash flows used in investing activities were $15.8 million in the first nine months of fiscal 2009 compared to $48,000 in the first nine months of fiscal 2008. The decrease in cash flows from investing activities in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 was attributable to a $15.0 million decrease in proceeds from the sale of short- and long-term investments, net of purchases, and a $0.7 million increase in purchases of property and equipment.

Net cash flows provided by financing activities were $2.0 million in the first nine months of fiscal 2009 compared to $0.4 million in the first nine months of fiscal 2008. The $1.6 million increase in cash flows provided by financing activities in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 resulted from an increase in the proceeds from the exercise of stock options and employee stock purchases, as well as an increase in the excess tax benefit from stock-based compensation.

The following table summarizes our contractual obligations as of October 31, 2009 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period (in thousands)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$300,745	$57,177	$104,036	$75,989	$63,543
Purchase obligations	$86,545	86,545	—	—	—
Letters of credit and other obligations	$11,558	3,928	6,130	1,500	—
Income tax audit settlements¹	$495	495	—	—	—

Total contractual obligations	$399,343	$148,145	$110,166	$77,489	$63,543

(1)	The $0.5 million of income tax audit settlements are unrecognized tax benefits for which the statutes of limitations are expected to expire in fiscal 2009; and for final settlement in fiscal 2009 of certain open audits. Due to the uncertainty regarding the timing of future cash outflows associated with other non-current unrecognized tax benefits of $1.4 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amount in the contractual obligations table above.

We anticipate we will spend approximately $25 to $27 million on capital expenditures in fiscal 2009. Of the $25 to $27 million, we plan to spend approximately $4 to $6 million for store construction, including the opening of two Hot Topic stores and one Torrid store and the remodel or relocation of approximately 15 to 20 existing Hot Topic stores. We plan to spend the remaining capital expenditures on various improvements in our information technology infrastructure, including technological improvements at the store level, the purchase of new computer hardware and software and the development and improvement of our Internet sites.

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

Valuation of Long-Lived Assets: We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. These cash flows are calculated by netting future estimated store sales against associated merchandise costs and store-related expenses such as payroll and occupancy. The estimated store sales, net of the aforementioned costs and expenses, used for this nonrecurring fair value measurement is considered a Level 3 input and discussed in more detail in NOTE 7 – Fair Value Measurements contained in the accompanying financial statements. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges.

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

Stock-Based Payments: We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized over the requisite service periods of the awards. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life, price volatility of the underlying stock, risk free interest rate and expected dividend rate. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

Income Taxes: We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized.

We prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

We include interest and penalties related to uncertain tax positions in income tax expense.

INFLATION

We do not believe that inflation has had a material adverse effect on our net sales or results of operations in the past. However, we cannot assure that our business will not be affected by inflation in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are not a party to any derivative financial instruments. Our exposure to market risk primarily relates to changes in interest rates on our investments with maturities of less than three months (which are considered to be cash and cash equivalents) and short- and long-term investments with maturities in excess of three months. A 100 basis point change in interest rates over a three-month period would not have a material impact on the fair value of our investment portfolio as of October 31, 2009.

We hold long-term investments in AAA/Aaa/A3-rated auction rate securities. These auction rate securities are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education. Our auction rate securities are debt instruments with maturities that range from 24 to 31 years and with interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold and historically has provided a liquid market for them. There continues to be uncertainty in the global credit and capital markets, which has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities has been determined based on a valuation model prepared by the broker-dealer that holds these securities on our behalf. We have reviewed and found reasonable the valuation model and methodologies used by the broker-dealer and have continued to update the same model using current assumptions as of October 31, 2009.

As of October 31, 2009 and January 31, 2009, the fair value of our auction rate securities was $3.2 million and $8.4 million, respectively. The $5.2 million decrease from the beginning of the fiscal year represents a $6.2 million repurchase of certain of our auction rate securities at par by the broker who holds these securities on our behalf and through whom we originally purchased them, and a $0.2 million redemption of certain auction rate securities at par, of which $50,000 was redeemed during the third quarter of fiscal 2009. The decrease is offset by the recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.1 million, of which $18,000 relates to the third quarter of fiscal 2009. The fair value of our remaining auction rate securities as of October 31, 2009, reflects a cumulative decline of $0.7 million from the original par value. This cumulative $0.7 million decline ($0.4 million net of tax) is deemed temporary as we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide to sell these securities and it becomes more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis, we may be required to recognize impairment charges against income. For the nine months ended October 31, 2009, we have recorded an unrealized gain of $1.2 million ($0.7 million net of tax) for our auction rate securities in OCI reflected in the shareholders’ equity section of the consolidated balance sheet. This $1.2 million unrealized gain represents a recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.1 million.

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

A variety of factors affect our comparable store sales including, among others, the timing of new music, film and television releases, music/pop culture-related products and related promotional events; music and fashion trends; the general retail sales environment and the effect of the overall economic environment, including the global economic downturn; our ability to efficiently source and distribute products; changes in our merchandise mix; our ability to attain certain pop culture-related licenses including on an exclusive basis; competition from other retailers; calendar shifts of holiday or seasonal periods; and our ability to execute our business strategy efficiently. The following table shows our comparable store sales results for fiscal 2009 and other recent periods:

Fiscal Year	2009	2008	2007	2006
Year to Date/Total Year	(2.2)%	1.0%	(4.4)%	(6.6)%
1st Quarter	7.1%	(2.8)%	(2.3)%	(9.6)%
2nd Quarter	(7.7)%	(0.9)%	(5.8)%	(5.5)%
3rd Quarter	(5.0)%	1.0%	(2.6)%	(6.8)%
4th Quarter	N/A	5.2%	(6.3)%	(5.3)%

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

ShockHound is subject to the general risks for new concepts described above as well as its own particular risks and uncertainties, such as risks related to maintaining access to third party digital content, maintaining adequate information technology and data security systems, increasing customer brand awareness, differentiating product and content from that of our competitors, and marketing and driving traffic to www.shockhound.com. Our inability to partner with other high-traffic websites could limit the amount of traffic and related volume for ShockHound. ShockHound faces substantial competition from companies such as eMusic, MySpace music, Apple Inc. and Amazon.com Inc. that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships. Moreover, some current and potential competitors have substantial resources and experience, and they may be able to provide music discovery content at little or no profit or even at a loss. We cannot assure you that we will be able to effectively compete with these companies. Also, this new concept requires us to contract with third party owners, providers and/or distributors to offer digital content through ShockHound. We could also be required to pay substantial fees to obtain or renew the rights to this content.

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

The global economic downturn has diminished the ability of shopping mall operators to operate profitably and in some cases, forced them to declare bankruptcy or cease operations entirely. We are dependent upon the continued popularity of malls as a shopping destination and the ability of shopping mall anchor tenants and other attractions to generate customer traffic. An ongoing slowdown in the United States economy or an uncertain economic outlook could continue to curtail shopping mall development, decrease shopping mall traffic, reduce the number of hours shopping mall operators keep their shopping malls open, cause shopping mall operators to lower their operational standards or in certain circumstances, negatively impact our lease contracts, each of which could adversely affect our sales results and financial performance.

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

Prior to fiscal 2007, our net sales grew as a result of the opening of new stores. More recently, we have focused on evolving our existing business by remodeling, relocating or closing certain existing stores and to a much lesser extent in the future, continuing to open and operate new stores. We plan to open 2 new Hot Topic stores and 1 new Torrid store, and to remodel or relocate approximately 15 to 20 existing Hot Topic stores in fiscal 2009. We also plan to close approximately 3 Hot Topic and 4 Torrid stores in fiscal 2009.

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

Uncertainty in the global capital and credit markets may materially impair the liquidity of a portion of our cash and investment portfolio.

We hold investments in AAA/Aaa/A3-rated auction rate securities and account for them as available for sale. They are backed by pools of student loans guaranteed by the U.S. Department of Education. Our auction rate securities are debt instruments with maturities that range from 24 to 31 years and with interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold and historically has provided a liquid market for them. There continues to be uncertainty in the global credit and capital markets, which has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities was initially determined in the first quarter of fiscal 2008 based on a valuation model prepared by the broker-dealer that holds these securities on our behalf. We reviewed and found reasonable the valuation model and methodologies used by the broker-dealer. In addition, we have continued to update the model using current assumptions through the end of the third quarter of fiscal 2009.

As of October 31, 2009 and January 31, 2009, the fair value of our auction rate securities was $3.2 million and $8.4 million, respectively. The $5.2 million decrease from the beginning of the fiscal year represents a $6.2 million repurchase of certain of our auction rate securities at par by the broker who holds these securities on our behalf and through whom we originally purchased them, and a $0.2 million redemption of certain of our other auction rate securities at par, of which $50,000 was redeemed during the third quarter of fiscal 2009. The decrease is offset by the recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.1 million, of which $18,000 relates to the third quarter of fiscal 2009. The fair value of our remaining auction rate securities as of October 31, 2009, reflects a cumulative decline of $0.7 million from the original par value. This cumulative $0.7 million decline ($0.4 million net of tax) is deemed temporary as we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide to sell these securities and it becomes more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis, we may be required to recognize impairment charges against income. For the nine months ended October 31, 2009, we have recorded an unrealized gain of $1.2 million ($0.7 million net of tax) for our auction rate securities in OCI reflected in the shareholders’ equity section of the consolidated balance sheet. This $1.2 million unrealized gain represents a recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.1 million.

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

Based on our review of certain underperforming stores, we recorded $0.6 million, $1.2 million and $1.6 million in impairment charges during the first nine months of 2009, the full year fiscal 2008 and the full year fiscal 2007, respectively. There can be no assurance that we will not incur future impairment charges for underperforming stores, which could have a significant impact on our operating results. We expect to close a total of approximately 3 Hot Topic and 4 Torrid stores in fiscal 2009. We also expect to identify and close additional underperforming stores in the future, which also could adversely affect our operating results.

Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or change the way we do business.

In addition to increased regulatory compliance requirements, recent changes in laws and any future changes could make ordinary conduct of our business more expensive or require us to change the way we do business. For example, recent changes in federal and state minimum wage laws could cause us to reexamine our entire wage structure for stores. Other laws related to treatment of employees, including laws related to employee benefits and privacy, could also negatively impact us such as by increasing benefits costs such as medical expenses. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws.

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

In addition, our systems are not fully redundant and could be subject to failure at many different points. Moreover, our disaster recovery planning may not be sufficient and we may not have adequate insurance coverage to compensate us for any related losses. Any of these events could damage our reputation and adversely impact our financial results.

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

Decreased effectiveness of stock-based compensation and other changes in our stock-based compensation strategy could adversely affect our ability to attract and retain employees.

We have historically used stock options as a component of our total employee compensation program in order to align employees’ interests with the interests of our shareholders, encourage employee retention and provide competitive compensation and benefit packages.

As a result of the decline in our stock price that took place prior to fiscal 2008, many of our employee stock options have exercise prices in excess of our current stock price, which reduces their value and could affect our ability to retain present, or attract prospective employees. There are other forms of stock-based compensation available to us, but these are similarly less attractive when a company’s stock price has declined. In addition, we began recording expenses for stock-based payments, including stock options, in the first quarter of fiscal 2006. As a result, we now incur increased compensation costs associated with our stock-based compensation programs. Moreover, difficulties relating to obtaining shareholder approval of equity compensation plans could make it harder or more expensive for us to grant stock-based payments to employees in the future. Like other companies, we review our equity compensation strategy in light of regulatory and competitive environments, as well as the number of shares available for grant, and we must reduce the total number of options granted, or the form of stock awards, to employees, and reduce the number of employees who receive stock-based payments. Due to this change in our stock-based compensation strategy, we may find it more difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

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

The retail apparel and accessory industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified associates and management personnel. Our Hot Topic stores currently compete with street alternative stores located primarily in metropolitan areas; with other shopping mall-based teenage-focused retailers and their subsidiaries such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Bebe, Inc., Charlotte Russe, Claire’s Stores, Inc., Gap, Inc., Forever 21, Pacific Sunwear of California, Inc., Spencer Gifts, Inc., H&M, The Buckle, Tweenbrands, Inc., Wet Seal, Inc., Urban Outfitters, Inc., rue21 and Zumiez, Inc. We also compete with big-box discount stores such as Target Corporation and Wal-Mart Stores, Inc.; with music stores such as Barnes & Noble, Inc., Best Buy Co., Inc. and Borders Group, Inc.; and with mail order catalogs and websites. Torrid has additional competitors, such as Alloy, Inc., Charming Shoppes, Inc., Deb Shops, Delia’s Corp. and plus-size departments in department stores and discount stores as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid products. ShockHound faces substantial competition from companies such as eMusic, MySpace music, Apple Inc. and Amazon.com Inc. Some of our competitors are larger and may have greater financial, marketing and other resources. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices. Increased competition could have a material adverse effect on our business, results of operations and financial condition.

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

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws, as amended. (2)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (1)

31.1	Certification, dated November 19, 2009, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated November 19, 2009, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated November 19, 2009, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc.
(Registrant)

Date: November 19, 2009	/s/ ELIZABETH MCLAUGHLIN
Elizabeth McLaughlin
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2009	/s/ JAMES MCGINTY
James McGinty
Chief Financial Officer
(Principal Financial
And Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

3.3	Amended and Restated Bylaws, as amended. (Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (No. 333-5054-LA) and incorporated herein by reference.)

31.1	Certification, dated November 19, 2009, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated November 19, 2009, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated November 19, 2009, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted).