Form 10-K/A
period 2009-01-31
HOT TOPIC INC /CA/
filed 2010-02-26
CIK 1017712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Documents Incorporated By Reference

Certain portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders held on June 9, 2009 filed with the Securities and Exchange Commission (the “SEC”) on April 24, 2009, are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or Amendment, constitutes an amendment to our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, originally filed with the Securities and Exchange Commission, or SEC, on March 24, 2009, or Original Filing.

The sole purpose of this Amendment is to revise certain portions of our “Executive Compensation” disclosure in Part III, Item 11 of our Original Filing under the headings “Compensation Discussion and Analysis – Bonus” and “Compensation Discussion and Analysis – Long-Term Incentives – Performance Share Awards”, in response to a comment from the SEC. The revisions disclose the specific performance targets for the cash bonuses of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer that were earned in fiscal 2008 and for the performance share awards granted in 2006 that were designed to be earned in fiscal 2008.

In accordance with the SEC’s rules, we are re-filing our entire “Executive Compensation” disclosure in this Amendment, but such disclosure has not changed except as indicated above, nor are we amending any other part of our Original Filing. In addition, pursuant to the SEC’s rules, Item 15 of Part IV of the Original Filing has been amended to contain new certifications as of a current date from our Chief Executive Officer and Chief Financial Officer. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1.

This Amendment does not reflect events occurring after the Original Filing date or modify or update any other disclosures. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the Original Filing.

PART III

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overall Compensation Philosophy

Our Compensation Committee is comprised of independent directors within the meaning of applicable SEC and Nasdaq rules. The Compensation Committee responsibilities and duties are outlined in detail under the heading “Information Regarding the Board of Directors and its Committees—Compensation Committee” and in our Compensation Committee charter, which is available on our investor relations website at http://investorrelations.hottopic.com.

Our Compensation Committee believes that our compensation program must support our company business and financial goals and be competitive with other companies who seek the services of similarly qualified candidates. Underlying the program is a fundamental goal of providing both appropriate rewards for outstanding company performance and clear financial consequences for underperformance. With respect to executive officers, the Compensation Committee also believes a significant portion of an executive’s compensation should be “at risk” in the form of annual and long-term incentive awards that are paid, if at all, if specific objectives are satisfied.

In general, our executive compensation program has been designed to:

•

Attract and retain highly skilled and experienced professionals by establishing a compensation structure that is competitive with those offered by other companies with whom we compete for management talent;

•	Build shareholder value by providing incentives based on achievement of company financial goals;

•	Closely align compensation for our executive management team with our short-term and long-term performance;

•	Establish compensation programs that are equitable internally within our company; and

•	Provide differentiated compensation based on individual performance and contribution to company objectives.

The company’s compensation programs emphasize performance-based annual bonuses and long-term incentive awards by maintaining base salary levels and by providing varied long-term incentives through the grant of stock options subject to time-based vesting and the implementation of our Performance Share Award Programs. Our compensation programs take into account evolving practices at other public companies and aim to enhance the linkage between employee compensation and the creation of shareholder value. In addition, because we operate multiple retail concepts, our bonus plans provide that certain executive officers have bonus goals and objectives that are weighted to a greater extent in favor of the financial performance of the concept(s) on which they focus, while potential bonuses for other members of executive management are structured to encourage focus on the financial performance of our company as a whole.

During fiscal 2005, the Compensation Committee retained Mercer Human Resource Consulting, an independent compensation consultant, to provide input and advice to the Compensation Committee relating to our long-term incentive strategy for our executive team. Mercer provided a written report to the Compensation Committee in November 2005, and provided further input and advice as the Compensation Committee continued its consideration of appropriate executive compensation through fiscal 2006.

The input of Mercer provided guidance in certain areas for establishing fiscal 2007, 2008 and 2009 executive compensation parameters, and management utilized executive compensation data from the HayGroup and Towers Perrin, both independent compensation consultants, to provide additional guidance regarding fiscal 2008 and 2009 executive compensation parameters. In addition, to aid the Compensation Committee in performing its duties, our Chief Executive Officer provides recommendations concerning the compensation of executive officers, excluding herself; and also provides the Compensation Committee with analysis of annual corporate goal achievement and named executive officer performance. While the Compensation Committee utilizes compensation survey data that includes retail and other relevant industries’ companies, as considered comparable or relevant to Hot Topic, the Compensation Committee does not use a specific formula to set pay in relation to this market data. In aggregate, the compensation program for executive officers has not been materially changed for fiscal 2009 as compared to fiscal 2008 and fiscal 2007 in terms of structure and philosophy.

Elements of Compensation

        To accomplish our executive compensation program objectives, compensation for our executive officers generally consists of the following components: base salary, bonus and long-term incentives. Our executive officers are also provided an opportunity to participate in the Deferred Compensation Plan. They also receive an allowance for lease of a vehicle and related expenditures, and certain of them are entitled to potential payments upon specified termination or change-in-control events, which are summarized in greater detail elsewhere in this proxy statement. Additionally, our executive officers are entitled to other benefits that are generally available to our non-executive employees.

Base Salary

Base salaries are used to attract and retain employees by providing a portion of compensation that is not considered “at risk.” The initial base salary for each executive officer was established at the time of hire taking into account the officer’s scope of responsibilities, qualifications, experience, competitive salary information and internal equity. The Compensation Committee generally reviews base salaries for our named executive officers (which term is defined in our Summary of Compensation below) and other senior executives annually during the first quarter of the fiscal year following the audit of our year-end financial statements. Base salaries for ensuing years are determined based on an assessment of the executive’s performance against job responsibilities, overall company performance and competitive salary information. Annual adjustments in base salaries, if any, have generally been made effective at the beginning of the third month of the fiscal year for which they are intended to apply and therefore also reflect in large part the prior year’s business and individual performance achievements. Thus, the Compensation Committee has been able to consider both an executive’s exhibited value to the organization and its business, as well as his or her anticipated contributions to the success (both short-term and long-term) of the company for purposes of setting base pay levels.

The Compensation Committee met in March 2008 to consider the base salaries of our executive officers for fiscal 2008 and the Board approved, upon recommendation of the Compensation Committee, the following base salaries for our named executive officers for fiscal 2008:

Named Executive Officer	Title	Base Salary ($)
Elizabeth McLaughlin	Chief Executive Officer and Director	700,000
Gerald A. Cook	Chief Operating Officer	463,500
Christopher F. Daniel	President, Torrid	437,800
James J. McGinty	Chief Financial Officer	360,500
John W. Kirkpatrick	Senior Vice President and Chief Music Officer	334,800

The fiscal 2008 base salaries for our named executive officers represented a 3% cost-of-living increase from their fiscal 2007 base salaries, except for that of Ms. McLaughlin whose fiscal 2008 base salary remained unchanged from its fiscal 2004 level.

The Compensation Committee also met in November 2008 to consider the base salaries of our Chief Operating Officer and Chief Financial Officer for the remainder of fiscal 2008. Based on a number of criteria, including the desire to keep our base salaries competitive with salaries of similar executive positions in comparable companies in our industry, the Board approved, upon recommendation of the Compensation Committee, the following base salaries for our Chief Operating Officer and Chief Financial Officer for the remainder of fiscal 2008:

Named Executive Officer	Title	Base Salary ($)
Gerald A. Cook	Chief Operating Officer	525,000
James J. McGinty	Chief Financial Officer	400,000

The Compensation Committee met again in March 2009 to consider the base salaries of our executive officers for fiscal 2009 and the Board approved, upon recommendation of the Compensation Committee, the following base salaries for our named executive officers for fiscal 2009:

Named Executive Officer	Title	Base Salary ($)
Elizabeth McLaughlin	Chief Executive Officer and Director	850,000
Gerald A. Cook	Chief Operating Officer	525,000
Christopher F. Daniel	President, Torrid	450,000
James J. McGinty	Chief Financial Officer	400,000
John W. Kirkpatrick	Senior Vice President and Chief Music Officer	345,000

The fiscal 2009 base salaries for our named executive officers represented an approximate 3% cost-of-living increase from their fiscal 2008 base salaries, except for those of Messrs. Cook and McGinty whose fiscal 2009 base salaries remained unchanged from their fiscal 2008 levels due to the increases each received in November 2008, and except for that of Ms. McLaughlin whose fiscal 2009 base salary was increased in recognition of exceptional company and individual performance, as well as the lack of any increase since fiscal 2004.

Bonus

Annual incentive bonuses are intended to reflect the Compensation Committee’s belief that a significant portion of the annual compensation of each executive officer should be contingent upon our performance and officer contribution to that performance. Accordingly, our named executive officers are eligible to receive non-equity incentive (bonus) plan awards under an annual executive incentive bonus plan, referred to as the Executive Bonus Plan, according to a sliding scale which is based upon the company achieving certain financial performance targets set by the Board, upon recommendation of the Compensation Committee, at or near the beginning of the fiscal year to which such awards relate. The performance targets range from a minimum (or threshold) level to a maximum level, with a target level in between. Upon the achievement of various increasing levels of financial performance above the minimum level, varying amounts are awardable; however the Compensation Committee may choose to recommend increasing bonuses provided for under the Executive Bonus Plan above the original bonus targets, or to recommend awarding less than the target bonuses, or no bonuses. The Board of Directors, upon receiving the Compensation Committee’s recommendations, makes awards as warranted. The various goals attributable to particular executive officers are varied to align the officer’s duties with the appropriate metrics that best reflect the officer’s impact on Hot Topic and our performance and are collectively designed to be “stretch goals,” intended to be challenging but achievable (i.e., viewed by Hot Topic as the target level being achievable less than 50% of the time). The minimum levels for fiscal 2004 and 2005 annual incentive bonuses were not met, and the target levels for fiscal 2006 and 2007 annual incentive bonuses for the Torrid division were met and exceeded (at a level below the maximum level), however the minimum levels for fiscal 2006 and 2007 annual incentive bonuses for the Hot Topic division were not met. The minimum level for fiscal 2008 annual incentive bonuses for Hot Topic, Inc. was met and exceeded (at a level below the target level) as described more fully below, and for the Hot Topic division, the target level was met and exceeded (at a level below the maximum level). The minimum level for fiscal 2008 annual incentive bonuses for the Torrid division was not met.

For fiscal 2008, our named executive officers’ target bonus potential (as a percentage of their base salary) was as follows:

Named Executive Officer	Percentage of Base Salary
Elizabeth McLaughlin Chief Executive Officer And Director	100%
Gerald A. Cook Chief Operating Officer	75%
Christopher F. Daniels President, Torrid	75%
James J. McGinty Chief Financial Officer	50%
John W. Kirkpatrick Senior Vice President and Chief Music Officer	50%

The following table details the general nature of the fiscal 2008 and 2009 annual incentive bonus performance targets attributable to our named executive officers:

Named Executive Officer	Title	Performance Target
		Fiscal 2008[1]	Fiscal 2009[2]
Elizabeth McLaughlin	Chief Executive Officer and Director	100% net income for Hot Topic, Inc.	100% net income for Hot Topic, Inc.

Gerald A. Cook	Chief Operating Officer	100% net income for Hot Topic, Inc.	100% net income for Hot Topic, Inc.

Christopher F. Daniel	President, Torrid	75% Torrid divisional operating income; 25% Hot Topic divisional operating income.	75% Torrid divisional operating income; 25% Hot Topic divisional operating income.

James J. McGinty	Chief Financial Officer	100% net income for Hot Topic, Inc.	100% net income for Hot Topic, Inc.

John W. Kirkpatrick	Senior Vice President and Chief Music Officer	75% Hot Topic divisional operating income; 25% ShockHound divisional operating income.	100% Hot Topic divisional operating income.

(1)	Represents cash bonuses eligible to be earned in fiscal 2008 and paid in fiscal 2009. For Mr. Daniel, no fiscal 2008 performance-based cash bonus was to be paid unless the minimum Torrid divisional operating income target was achieved, even if the minimum Hot Topic divisional operating income target was achieved.
(2)	Represents cash bonuses eligible to be earned in fiscal 2009 and paid in fiscal 2010.

Cash bonuses earned under the Executive Bonus Plan are paid each year upon completion of our annual audit of the results of operations for the previous fiscal year by our independent auditors. The table below shows cash bonuses paid to our named executive officers for fiscal 2008:

Named Executive Officer	Title	Cash Bonus ($)
Elizabeth McLaughlin	Chief Executive Officer and Director	1,000,000
Gerald A. Cook	Chief Operating Officer	500,000
Christopher F. Daniel	President, Torrid	85,000
James J. McGinty	Chief Financial Officer	300,000
John W. Kirkpatrick	Senior Vice President and Chief Music Officer	300,000

Ms. McLaughlin’s and Messrs. Cook’s, McGinty’s and Kirkpatrick’s bonuses were a combination of bonuses awarded based on the parameters established by the Board in March 2008 with respect to the financial performance of Hot Topic, Inc., or in the case of Mr. Kirkpatrick, our Hot Topic and ShockHound divisions, in fiscal 2008 and additional discretionary bonuses awarded in recognition of their contributions to the company. Mr. Daniel’s bonus was a discretionary bonus, awarded in recognition of his contribution to the company.

As indicated above, for Ms. McLaughlin and Messrs. Cook and McGinty, the non-equity incentive (bonus) plan awards for fiscal 2008 were based on the company achieving certain levels of net income in fiscal 2008. Specifically, the threshold, target and maximum fiscal 2008 net income targets which needed to be achieved by the Company for the grant of non-equity incentive (bonus) plan awards to Ms. McLaughlin and Messrs. Cook and McGinty based on such targets, the percentage of the award payout that would be granted thereby, and the company’s actual results are as follows:

	Fiscal Year 2008 Net Income	Non-Equity Incentive (Bonus) Plan Percentage Payout
Threshold	$17.5 million	40%
Target	$20.5 million	100%
Maximum	$25.5 million	200%
Actual	$19.7 million	91%

Long-Term Incentives

We provide long-term incentive compensation to our executive officers through equity awards under the 2006 Incentive Plan. The 2006 Incentive Plan succeeded our 1996 Equity Incentive Plan, which was used for equity grants from 1996 until its expiration in 2006. The 2006 Incentive Plan was established to provide incentives to our directors, employees, including executive officers, and consultants to perform and execute on our long-term objectives and strategic initiatives. We believe awards granted under our 2006 Incentive Plan help align the interests of our employees with those of our shareholders. The Compensation Committee typically considers both the number of shares subject to proposed awards, as well as the valuation of proposed awards under the valuation method used by the company for purposes of reporting expense associated with the awards.

Stock Options

Our 2006 Incentive Plan authorizes us to grant stock options to employees, consultants and directors. Prior to fiscal 2005, we granted primarily incentive stock options, but since fiscal 2005 we have granted nonqualified stock options exclusively. With respect to executive officers, stock options are typically granted and effective upon commencement of employment and on an annual basis in connection with our performance evaluation process which typically occurs in the first quarter of each calendar year. The Compensation Committee has on occasion also made grants in connection with promotions. All equity-based awards to executive officers require the approval of our Board or the Compensation Committee before they are awarded or communicated to the individual.

Stock options are priced at the fair market value of our common stock on the date of grant of the award. Fair market value is defined as the closing price of our common stock on the date of grant (or if the date of grant is not a trading day, then the closing price on the trading day immediately prior to the date of grant).

Generally, 25% of the shares subject to the stock options vest one year from the effective date of grant and the remainder of the shares vest in equal quarterly installments over the 12 quarters thereafter, subject to acceleration of vesting in certain situations such as in some circumstances in connection with a change of control of the company. We have not granted, and currently do not grant, options with performance based vesting conditions. The stock options expire ten years from the effective date of grant.

Stock option grants made during 2008 to our named executive officers are reflected in the Grants of Plan-Based Awards Table and outstanding stock option awards to our named executive officers as of January 31, 2009 are reflected in the Outstanding Equity Awards at Fiscal Year-End Table. In connection with our annual performance evaluation process, and based on the compensation analysis described above, in March 2009 the Board, based on the recommendation of the Compensation Committee, approved 2009 annual stock option grants to our named executive officers as follows, each with an exercise price of $9.56 per share:

Named Executive Officer	Title	Stock Option Grant (# shares)
Elizabeth McLaughlin	Chief Executive Officer and Director	250,000
Gerald A. Cook	Chief Operating Officer	100,000
Christopher F. Daniel	President, Torrid	85,000
James J. McGinty	Chief Financial Officer	75,000
John W. Kirkpatrick	Senior Vice President and Chief Music Officer	25,000

Performance Share Awards

The Compensation Committee has in place a long-term incentive structure to incorporate, in addition to stock options, stock award “units” pursuant to which shares of our common stock will be issued to executive officers in the event long-term financial performance targets are met. The purpose of this type of award is, among other things, to provide for diversification of equity grants to provide aggregate awards that, in the opinion of the Board, appropriately align long-term incentives of company management with our significant long-term objectives. The company’s performance share awards are earned according to a multi-tiered structure based upon the company achieving certain financial performance targets. Stock awards granted pursuant to the program have target awards that are 50% of the maximum awards indicated below. The target awards and the maximum awards may be earned based on achievement of such financial performance targets during an established performance period, and in all cases the award of shares is subject to the officer’s continuous service to us as an officer, director or consultant. The shares will remain unissued until earned, if at all.

The performance share awards granted in 2006 were designed to be earned based on the company achieving operating income targets in fiscal 2008. The threshold, target and maximum fiscal 2008 operating income targets required to be achieved by the company for the performance share awards granted in 2006 to be earned, the corresponding percentage of the award that would be earned thereby, and the company’s actual results are as follows:

	Fiscal Year 2008 Operating Income	Percentage of Shares Earned
Threshold	$89.6 million	25%
Target	$98.6 million	100%
Maximum	$110.5 million	200%
Actual	$30.8 million	0%

As a result, in March 2009, the Board confirmed that the target performance goal for fiscal 2008 had not been met, and therefore all such awards terminated and are of no further force or effect. The performance share awards granted in March 2007, March 2008 and March 2009 provided for a three-year measurement period, with awards based on 2009, 2010 and 2011 operating income for the company as a whole, respectively, compared to a target performance goal (with potential adjustment due to extraordinary or nonrecurring events such as significant acquisitions). The fiscal 2009, 2010 and 2011 operating income targets for the company as a whole were designed to be challenging but achievable (i.e., viewed by Hot Topic as the target level being achievable less than 50% of the time). However, we do not currently expect that the minimum levels for the fiscal 2009 operating income targets for the company as a whole will be met.

The following table details the stock awards granted to our named executive officers in fiscal 2008 and 2009, and the related performance targets:

Named Executive Officer(1)	Title	Fiscal 2008		Fiscal 2009
		Maximum Shares Subject to Stock Award (#)	Performance Target	Maximum Shares Subject to Stock Award (#)	Performance Target
Elizabeth McLaughlin	Chief Executive Officer and Director	200,000	Fiscal 2010 Hot Topic, Inc. operating income	200,000	Fiscal 2011 Hot Topic, Inc. operating income

Gerald A. Cook	Chief Operating Officer	44,000	Fiscal 2010 Hot Topic, Inc. operating income	50,000	Fiscal 2011 Hot Topic, Inc. operating income

Christopher F. Daniel	President, Torrid	70,000	Fiscal 2010 Hot Topic, Inc. operating income	70,000	Fiscal 2011 Hot Topic, Inc. operating income

James J. McGinty	Chief Financial Officer	44,000	Fiscal 2010 Hot Topic, Inc. operating income	50,000	Fiscal 2011 Hot Topic, Inc. operating income

(1)	Named executive officers not listed in the table are not participants in the Performance Share Award Program.

Employee Stock Purchase Plan

Our 1996 Employee Stock Purchase Plan, or ESPP, which is available to and intended to encourage and motivate all of our employees, including our executive officers, to continue in our employ by giving them the opportunity to acquire an ownership interest in the company on favorable terms. Under our ESPP, employees may purchase shares of our common stock at a discount to the market price, subject to certain limits, with the objective of allowing employees to profit when the value of our common stock increases over time.

Deferred Compensation Plan

We provide a Deferred Compensation Plan for the purpose of providing a program to meet the financial planning needs of our highly compensated employees and members of our Board of Directors who are unable to participate in our section 401(k) savings/retirement plan due to applicable rules. The company, at its discretion, may contribute to the Deferred Compensation Plan and in January 2009, began to contribute 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts. Non-employee members of our Board of Directors are not eligible for these matching contributions. As of January 31, 2009, each of our named executive officers had participated in the Deferred Compensation Plan. Information about participation and amounts earned on contributed amounts is set forth in the Nonqualified Deferred Compensation Table.

Severance and Change of Control Payments

We have entered into agreements containing severance benefits and change of control provisions with certain of our executive officers, the terms of which are described under the headings “Employment, Severance and Change of Control Agreements” and “Potential Payments Upon Termination or Change of Control.” We believe these severance and change in control benefits are an essential element of our executive compensation package and assist us in recruiting and retaining talented individuals.

Other Compensation

We lease a fleet of automobiles for certain employees of our company, such as district and regional managers, and our officers; and to the extent attributed to personal use, the costs associated with lease are deemed compensation to the employees. Further, in order to retain and recruit highly talented individuals we provide other forms of compensation from time to time such as supplemental disability insurance coverage, relocation benefits, hiring bonuses and related tax gross ups. We also provide personal paid time off and other paid holidays to all employees, including our executive officers, on terms which we believe are comparable to those provided at comparable companies.

Section 162(m) Compliance

Section 162(m) of the Internal Revenue Code limits us to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain executive officers in a taxable year. Compensation above $1 million may be deducted if it is “performance-based compensation” within the meaning of the Internal Revenue Code.

The Compensation Committee has determined that awards under the Performance Share Award Program and stock options granted under the 2006 Incentive Plan with an exercise price at least equal to the fair market value of our common stock on the date of grant shall be treated as “performance-based compensation.” The Compensation Committee currently believes that we should be able to continue to manage our executive compensation program for named executive officers so as to preserve the related federal income tax deductions, although individual exceptions may occur.

Summary of Compensation

The following table sets forth in summary form information concerning the compensation that we paid during the fiscal year ended January 31, 2009 to our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers who earned more than $100,000 in fiscal 2008. We refer to these officers in this proxy statement as the “named executive officers.”

Summary Compensation Table (1)

Name and Principal Position	Year	Salary(2) ($)	Bonus(3) ($)	Stock Awards(4) ($)	Option Awards(4) ($)	Non Equity Incentive Plan Compensation(5) ($)	Change in Nonqualified Deferred Compensation Earnings(6) ($)	All Other Compensation(7) ($)	Total ($)
Elizabeth McLaughlin, Chief Executive Officer and Director	2008 2007 2006	700,000 700,000 700,000	363,000 — —	103,906 — —	711,683 648,352 1,057,593	637,000 — —	— — 2,041	14,940 — —	2,530,529 1,348,352 1,759,634

Gerald A. Cook, Chief Operating Officer	2008 2007 2006	476,625 450,000 450,000	141,687 50,000 —	22,859 — —	220,959 176,131 237,046	358,313 — 155,925	— — 531	13,520 — —	1,233,963 676,131 843,502

Christopher F. Daniel, President, Torrid	2008 2007 2006	435,667 425,000 337,917	85,000 — —	36,367 — —	385,733 389,731 170,526	— 111,563 408,000	— — 852	10,355 — —	953,122 926,294 917,295

James J. McGinty, Chief Financial Officer	2008 2007 2006	368,625 350,000 304,167	118,000 50,000 —	22,859 — —	208,583 164,277 163,912	182,000 — 80,850	— — 401	12,795 — —	912,862 564,277 549,330

John W. Kirkpatrick, Senior Vice President and Chief Music Officer(8)	2008	333,167	72,336	—	77,680	227,664	—	—	710,847

(1)	In accordance with the rules of the SEC, the compensation described in this table does not include various perquisites and other benefits received by a named executive officer which do not exceed $10,000 in the aggregate.
(2)	Salary amounts deferred under the Deferred Compensation Plan are included in this column and, for fiscal 2008, shown in the Nonqualified Deferred Compensation Plan Table.
(3)	Amounts listed in this column reflect discretionary bonuses awarded in recognition of the individual’s contributions to the company during the applicable fiscal year, which were paid in the first quarter of the subsequent fiscal year.
(4)	Amounts listed in these columns represent the dollar amount we recognized for financial statement reporting purposes during the applicable fiscal year under SFAS No. 123R. Assumptions made for the purpose of computing these amounts are discussed in our Annual Report on Form 10-K for the year ended January 31, 2009 in Note 2 to Consolidated Financial Statements.
(5)	Amounts listed in this column represent performance-based bonuses earned during the applicable fiscal year. Annual bonuses earned during a fiscal year are paid in the first quarter of the subsequent fiscal year.
(6)	Amounts listed in this column do not reflect nonqualified deferred compensation losses for fiscal 2007 and fiscal 2008 as follows: Ms. McLaughlin, $(3,282) and $(64,746), respectively; Mr. Cook, $(8,276) and $(40,361), respectively; Mr. Daniel, $(5,586) and $(42,338), respectively; Mr. McGinty, $(170) and $(27,331), respectively; and Mr. Kirkpatrick, $(7,121) for fiscal 2008 only.
(7)	Amounts listed in this column represent perquisites received for fiscal 2008 as follows: Ms. McLaughlin (car allowance of $6,003, gas allowance of $2,772, vehicle maintenance of $568, disability insurance of $3,376 and company gift card in the amount of $2,221); Mr. Cook (car allowance of $9,491, gas allowance of $2,398, vehicle maintenance of $30 and disability insurance of $1,601); Mr. Daniel (car allowance of $5,630, gas allowance of $3,277 and disability insurance of $1,448); and Mr. McGinty (car allowance of $8,227, gas allowance of $2,797, vehicle maintenance of $447 and disability insurance of $1,324).
(8)	Mr. Kirkpatrick first became a named executive officer in fiscal 2008.

Employment, Severance and Change of Control Agreements

We entered into amended and restated employment agreements with Gerald A. Cook, James J. McGinty and Christopher F. Daniel on November 24, 2008 and John W. Kirkpatrick on December 23, 2008, which provide for payments and benefits under certain circumstances. None of these agreements provide for a specified term of employment.

Under all of the above agreements, each executive officer’s employment is terminable with or without cause. However, each of the executive officers is entitled to certain benefits in the event his or her employment with us is terminated without cause, including a severance payment equal to six months of continued pay and health benefits.

In addition, each of the executive officers is entitled to immediate vesting of all of their unvested options in the event of a “change in control” of Hot Topic. “Change in control” is defined in each of the agreements as (i) a sale of all or substantially all of our assets, (ii) a merger or consolidation in which we are not the surviving corporation and in which beneficial ownership of at least 50% of our voting securities has changed or (iii) an acquisition by any person, entity or group of beneficial ownership of at least 50% of the combined voting power of Hot Topic.

In establishing the triggering events for payment obligations in connection with termination events under our employment and change of control agreements with our named executive officers, the Compensation Committee considered several factors. Payments upon termination by us without cause are provided because we consider such a termination to be generally beyond the control of a terminated employee and a termination that under different circumstances would not have occurred. The termination benefits are intended to ease the consequences to an employee of an unexpected termination of employment. We benefit by requiring a general release from terminated employees. Option acceleration upon a change of control is intended to mitigate the distraction and loss of key management personnel that may occur in connection with rumored or actual fundamental corporate changes. Such acceleration protects shareholder interests by enhancing employee focus during rumored or actual change in control activity through incentives to remain with Hot Topic despite uncertainties while a transaction is under consideration or pending.

We have no existing employment agreement with our Chief Executive Officer, Elizabeth McLaughlin. Ms. McLaughlin’s compensation is determined annually by the Compensation Committee, as described elsewhere in this proxy statement.

Potential Payments Upon Termination or Change of Control

The following table sets forth potential payments payable to our named executive officers upon termination of employment without cause or in the event of a “change in control” of Hot Topic, as discussed above. The Compensation Committee or Board may in its discretion revise, amend or add to the benefits if it deems advisable. The table below reflects amounts payable to our named executive officers assuming their employment was terminated without cause, or a “change in control” occurred, on January 31, 2009, other than accrued but unpaid base salary and any benefits payable or provided under broad-based employee benefit plans and programs. We would not be obligated to provide any other severance payments, health or welfare benefits or tax gross-ups to the officers.

Name	Benefit	Termination Without Cause ($)	Change in Control ($)
Gerald A. Cook	Cash Severance(1)	262,500	—
	Benefits Continuation(1)	5,527	—
	Option Acceleration(2)	—	284,250
Christopher F. Daniel	Cash Severance(1)	218,900	—
	Benefits Continuation(1)	5,445	—
	Option Acceleration(2)	—	379,000
James J. McGinty	Cash Severance(1)	200,000	—
	Benefits Continuation(1)	5,527	—
	Option Acceleration(2)	—	284,250
John W. Kirkpatrick	Cash Severance(1)	167,400	—
	Benefits Continuation(1)	5,405	—
	Option Acceleration(2)	—	75,800

(1)	The amounts reflected in the column would be paid over a six-month period. In addition, deferred compensation of each named executive officer, if any, reflected in the Nonqualified Deferred Compensation Plan Table would be paid upon termination.
(2)	Amounts shown for option awards represent the value of unvested “in the money” options that would have accelerated in the event of a “change in control” of Hot Topic on January 31, 2009 based on the difference between the market value of our common stock on January 30, 2009 (the last trading day of fiscal 2008) and the exercise price of the respective options.

Grants of Plan-Based Awards

We previously granted stock options to our executive officers under our 1996 Equity Incentive Plan, or the 1996 Incentive Plan, and currently grant stock options to our executive officers under the 2006 Incentive Plan. As of March 11, 2009, options to purchase a total of 3,754,095 and 2,239,640 shares were outstanding under the 1996 Incentive Plan and 2006 Incentive Plan, respectively, and a total of 1,592,043 shares remained available for grant under the 2006 Incentive Plan. The options become exercisable over a four year period with 25% vesting one year from the date of grant and 6.25% of the remaining shares vesting quarterly thereafter. The options will fully vest upon a change of control, as defined in the 1996 Incentive Plan or the 2006 Incentive Plan, as applicable, unless the acquiring company assumes the options or substitutes similar options.

Options expire ten years from the date of grant. The exercise price per share of each option granted to our executive officers was equal to the fair market value of our common stock on the date of the grant. The exercise price per share of each option previously granted to our named executive officers under the 1996 Incentive Plan and the 2006 Incentive Plan was equal to the fair market value of our common stock on the date of the grant, which was deemed to be equal to the closing sales price for such stock as reported on the Nasdaq on the last market trading day prior to such date. In March 2007, we amended the 2006 Incentive Plan to provide that the fair market value of our common stock on the date of the grant will be deemed to be equal to the closing sales price for such stock as reported on the Nasdaq on such date.

The following table provides information regarding grants of plan-based awards to the named executive officers in the fiscal year ended January 31, 2009.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(3) ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Elizabeth McLaughlin	3/26/08	280,000	700,000	1,400,000
	3/26/08				0	100,000	200,000				475,000
	3/26/08							250,000		4.75	513,400
	6/2/08							100,000	(4)		220,050

Gerald A. Cook	3/26/08	157,500	393,750	787,500
	3/26/08				0	22,000	44,000				104,500
	3/26/08							75,000		4.75	154,020

Christopher F. Daniel	3/26/08	131,340	328,350	656,700
	3/26/08				0	35,000	70,000				166,250
	3/26/08							100,000		4.75	205,360

James J. McGinty	3/26/08	80,000	200,000	400,000
	3/26/08				0	22,000	44,000				104,500
	3/26/08							75,000		4.75	154,020

John W. Kirkpatrick	3/26/08	66,960	167,400	334,800
	3/26/08							20,000		4.75	41,072

(1)	The amounts shown in these columns represent the threshold, target and maximum payout levels under the Executive Bonus Plan. The actual amount of incentive bonus earned by each named executive officer in fiscal 2008 is reported under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table.
(2)	The amounts shown in these columns represent the threshold, target and maximum payout levels under the Performance Share Award Program. None of these awards have vested and no shares have been issued pursuant to the grants. As of January 31, 2009, it is our best estimate that 37.5% of the maximum number of these awards will be earned at the end of the three-year term. Accordingly, we have recognized $185,991 as compensation expense in fiscal 2008 for these awards, which is reported under the Stock Awards column in the Summary Compensation Table. For further discussion, see our Annual Report on Form 10-K for the year ended January 31, 2009 in Note 2 to Consolidated Financial Statements.
(3)	Amounts listed in this column represent the aggregate grant date fair value computed in accordance with SFAS No. 123R. Assumptions made for the purpose of computing these amounts are discussed in our Annual Report on Form 10-K for the year ended January 31, 2009 in Note 2 to Consolidated Financial Statements.
(4)	In July 2008, we entered into a Stock Option Cancellation Agreement with Elizabeth McLaughlin, pursuant to which the stock option to purchase 100,000 shares of common stock granted on June 2, 2008 to Ms. McLaughlin in connection with the appointment of Michael Crooke as President of our Hot Topic division was cancelled in exchange for a nominal payment by the company of $1.00.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding all outstanding equity awards held by each of the named executive officers as of January 31, 2009.

	Option Awards(1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Elizabeth McLaughlin	200,733 4,949 133,380 215,603 300,001 300,001 175,000 137,500 87,500 —	— — — — — — — 62,500 112,500 250,000	3.73 5.97 6.97 10.64 15.33 15.61 21.24 13.90 11.31 4.75	2/24/10 6/28/10 8/22/10 2/5/11 3/20/12 3/20/13 3/18/15 3/17/16 3/23/17 3/26/18
					214,000 200,000	(2) (4)	1,827,560 1,708,000

Gerald A. Cook	64,350 75,000 75,001 85,000 34,375 34,125 —	— — — — 15,625 43,875 75,000	10.64 15.33 15.61 21.24 13.90 11.31 4.75	2/5/11 3/20/12 3/20/13 3/18/15 3/17/16 3/23/17 3/26/18
					56,000 44,000	(2) (4)	478,240 375,760

Christopher F. Daniel	50,000 50,000 17,187 50,000 43,750 —	— — 7,813 50,000 56,250 100,000	17.19 21.24 13.90 10.87 11.31 4.75	10/4/14 3/18/15 3/17/16 11/15/16 3/23/17 3/26/18
					28,000 84,000 70,000	(2) (3) (4)	239,120 717,360 597,800

James J. McGinty	45,000 46,250 45,001 60,000 30,937 32,812 —	— — — — 14,063 42,188 75,000	15.33 10.31 15.61 21.24 13.90 11.31 4.75	3/20/12 3/6/11 3/20/13 3/18/15 3/17/16 3/23/17 3/26/18
					52,000 44,000	(2) (4)	444,080 375,760

John W. Kirkpatrick	21,875 —	28,125 20,000	11.62 4.75	4/23/17 3/26/18

(1)	The options become exercisable over a four year period with 25% vesting one year from the date of grant and 6.25% of the remaining shares vesting quarterly thereafter.

(2)	The stock awards are earned based on 2008 operating income for the company as a whole compared to a target maximum performance goal (with potential adjustment due to extraordinary or nonrecurring events such as significant acquisitions). In all cases the award of shares is subject to the officer’s continuous service to us as an officer, director or consultant. The shares will remain unissued until earned, if at all. The value of unearned shares is based upon the closing stock price of our common stock on January 30, 2009 (the last trading day of fiscal 2008). However, in March 2009, the Board confirmed that the target performance goal for fiscal 2008 had not been met, and therefore all such awards terminated and are of no further force or effect.
(3)	The stock awards are earned based on 2009 operating income for the company as a whole compared to a target maximum performance goal (with potential adjustment due to extraordinary or nonrecurring events such as significant acquisitions). In all cases the award of shares is subject to the officer’s continuous service to us as an officer, director or consultant. The shares will remain unissued until earned, if at all. The value of unearned shares is based upon the closing stock price of our common stock on January 30, 2009 (the last trading day of fiscal 2008).
(4)	The stock awards are earned based on 2010 operating income for the company as a whole compared to a target maximum performance goal (with potential adjustment due to extraordinary or nonrecurring events such as significant acquisitions). In all cases the award of shares is subject to the officer’s continuous service to us as an officer, director or consultant. The shares will remain unissued until earned, if at all. The value of unearned shares is based upon the closing stock price of our common stock on January 30, 2009 (the last trading day of fiscal 2008).

In July 2008, we entered into a Stock Option Cancellation Agreement with Elizabeth McLaughlin, pursuant to which the stock option to purchase 100,000 shares of common stock granted on June 2, 2008 to Ms. McLaughlin in connection with the appointment of Michael Crooke as President of our Hot Topic division was cancelled in exchange for a nominal payment by us of $1.00 in the aggregate. The shares underlying the cancelled stock options became available for future issuance under our 2006 Incentive Plan.

In December 2008, we entered into Performance Share Award Cancellation Agreements with certain of our executive officers, pursuant to which such executive officers voluntarily elected to cancel certain stock award units previously granted to each such executive officer in exchange for a nominal payment by us of $1.00 in the aggregate. The maximum number of shares underlying the cancelled stock award units will become available for future issuance under our 2006 Equity Incentive Plan. The stock award units provided for the underlying shares to be earned based on fiscal 2009 operating income targets for the company as a whole. These fiscal 2009 operating income targets were set based upon our fiscal 2007 operating plan and assumed a certain level of growth over the three-year period. As our operating results for fiscal 2007 were below the fiscal 2007 operating plan, it was not expected that the minimum level for the fiscal 2009 operating income targets for the company will be attained. The Performance Share Award Cancellation Agreements indicated that other than such nominal payment, the applicable executive officers had not received, and would not receive, any additional consideration in exchange for the cancellation of such stock award units. Accordingly, while each such executive officer will be eligible to receive future equity grants in connection with our regular grant practices, no such executive officer will receive any future equity award in exchange for the cancellation of such stock award units. The executive officers that entered into Performance Share Award Cancellation Agreements, and the maximum number of shares underlying the stock award units cancelled pursuant to such agreements, are as follows:

Name	Title	Aggregate Number of Shares Underlying Stock Options
Elizabeth McLaughlin	Chief Executive Officer	260,000
Gerald A. Cook	Chief Operating Officer	66,000
James J. McGinty	Chief Financial Officer	64,000

Option Exercises

The following table provides information regarding the number of shares of common stock acquired and the value realized pursuant to the exercise of stock options and the value realized pursuant to the exercise of stock options, during fiscal 2008 by each of the named executive officers, to the extent applicable.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)
Elizabeth McLaughlin	95,000	711,550

(1)	The value realized on exercise is equal to the difference between the option exercise price and the closing price of our common stock on the date of exercise, multiplied by the number of shares subject to the option, without taking into account any taxes that may be payable in connection with the transaction. Ms. McLaughlin exercised the options, but did not sell the shares acquired and continues to hold such shares.

Pension Benefits

We have no pension plans or long-term incentive plans.

Nonqualified Deferred Compensation Plan

The following table shows for the fiscal year ended January 31, 2009 information regarding nonqualified deferred compensation plans for the named executive officers, to the extent applicable.

Name	Executive Contributions in Last FY(1) ($)	Aggregate Earnings in Last FY(2) ($)	Aggregate Withdrawals/ Distributions(3) ($)	Aggregate Balance at Last FYE ($)
Elizabeth McLaughlin	100,154	(64,746)	—	187,629
Gerald A. Cook	19,524	(40,361)	—	75,193
Christopher F. Daniel	71,761	(42,338)	—	133,759
James J. McGinty	36,460	(27,331)	—	43,646
John W. Kirkpatrick	30,220	(7,121)	—	25,364

(1)	The contribution amounts contained in this column are reported in the Summary Compensation Table as salary compensation.
(2)	The aggregate earnings amounts contained in this column are reported in the Summary Compensation Table as “Change in Nonqualified Deferred Compensation Earnings.”
(3)	None of the named executive officers received distributions from their deferred compensation accounts in fiscal 2008.

The Deferred Compensation Plan is an unfunded plan designed for the purpose of providing an opportunity to defer compensation to our highly compensated employees including our named executive officers, as well as our directors. The Deferred Compensation Plan allows participants to elect on an annual basis to defer receipt of portions of their salary and/or cash bonus into bookkeeping accounts with phantom investment alternatives that mirror the gains and/or losses of several different investment funds. The bookkeeping accounts are adjusted to reflect investment results resulting from fluctuations in the market value of the phantom investments. Participants may change their selected phantom investment alternatives at any time. The amounts reported in the aggregate earnings column above reflect any unrealized gains and losses, based on the increases or decreases in market value of investment funds for fiscal 2008 and realized gains, which represents interest earned during fiscal 2008 on deferred compensation. Participants are 100% vested in all amounts deferred, and any earnings on such deferral.

Under the terms of the Deferred Compensation Plan, in 2008 executive participants were permitted to defer up to 80% of their salary and up to 100% of their annual cash bonus while directors were permitted to defer up to 100% of their cash fee. Elections must be made by July 31 of each year to defer salary compensation that will be earned during the following year, and are irrevocable after that date. Elections to defer bonus compensation must be made no later than six months prior to the end of fiscal year, which is the applicable performance period to which the bonus relates, in accordance with applicable tax compliance requirements.

Executive participants may elect to receive a distribution of their account balance either in a lump sum or annual installments of up to 15 years, and may elect to commence payment either upon termination of employment, or a date specified by the executive at the time of initial deferral. Executives may also elect at the time of deferral to receive payment of their account balance in the event of a change of control of the company. Any changes in the executive’s distribution election are permitted only if made in accordance with applicable tax compliance requirements governing nonqualified deferred compensation plans. Any payments made to executives upon termination of employment will be delayed six months except in the event of disability, death or, possibly, a change in control of Hot Topic. Notwithstanding the executive’s election, for distributions made upon a termination of employment, annual installment payments are permitted under the plan only if at the time of termination the executive has five years of service with the company and an account balance of $50,000 or more, or the termination is due to the executive’s death or disability. Executives may be entitled to receive earlier payments of their account balances through certain unforeseeable financial emergency/hardship withdrawals.

Amounts deferred by the executives are not subject to income tax until payment, but are subject to the Federal Insurance Contributions Act tax, or FICA tax, at the time of deferral. We are not required to make any contributions to the Deferred Compensation Plan, nor do we fund the plan. Participants have an unsecured contractual commitment by the company to pay the amount due under the plan. When such payments are due, cash will be distributed from our general assets. We have established a non-qualified grantor trust to hold amounts deferred under the plan. These amounts are considered general assets of Hot Topic and are available to creditors in the event of Hot Topic’s insolvency.

Equity Compensation Plan Information

The following table provides certain information as of January 31, 2009 with respect to all of our equity compensation plans in effect on that date.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders(1)	6,280,963	12.67	2,528,494

(1)	Includes the 2006 Incentive Plan, the 1996 Incentive Plan, the Directors’ Plan and the ESPP. 959,869 shares under column (c) are attributable to the ESPP.

*    *    *    *    *

The remainder of the information required by this item is incorporated by reference to the information appearing under the captions “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Definitive Proxy Statement for the Annual Meeting of Shareholders held on June 9, 2009, filed with the SEC on April 24, 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

Exhibit Number	Description of Document

31.1	Certification, dated February 26, 2010, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated February 26, 2010, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated February 26, 2010, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOT TOPIC, INC.

By:	/S/ JAMES MCGINTY
James McGinty
Chief Financial Officer

February 26, 2010