Form 10-K
period 2010-01-30
HOT TOPIC INC /CA/
filed 2010-03-19
CIK 1017712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of August 1, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $340,718,000 based on the closing price on that date of the Registrant’s Common Stock on the Nasdaq Stock Market. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates are deemed to be held by non-affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock was 44,365,152 as of March 18, 2010.

Documents Incorporated By Reference

Certain portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 2010 to be filed with the Securities and Exchange Commission (the “SEC”) no later than 120 days after January 30, 2010, are incorporated by reference into Part III of this Form 10-K (Items 10 through 14).

HOT TOPIC, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE

FISCAL YEAR ENDED JANUARY 30, 2010

i

Cautionary Statement Regarding Forward-Looking Disclosure

From time to time, in both written reports (such as this report) and oral statements, Hot Topic, Inc. (the “company,” including references to the company by “we,” “us” and “our”) makes “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify such forward-looking statements, including within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by these sections. These statements include, for example, statements regarding our expectations, beliefs, intentions or strategies regarding the future, such as the extent and timing of future revenues and expenses, economic conditions affecting consumer demand, ability to grow or maintain comparable store sales and other expected financial results and information. All forward-looking statements included in this report are based on information available to us as of the date of this report. We will not necessarily update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied. These risks, as well as other risks and uncertainties, are detailed in the company’s reports on Forms 10-K, 10-Q and 8-K filed with or furnished to the Securities and Exchange Commission, including in Part I, Item 1A under the caption “Risk Factors” and in Part II, Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

PART I

ITEM 1.	BUSINESS

General

We are a mall and web-based specialty retailer operating the Hot Topic® and Torrid® concepts, as well as the e-space music concept, ShockHoundTM. At Hot Topic, our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. Within pop culture, we believe music plays a primary and integral role in the minds, activities and preferences of our target customers. Our comprehensive music strategy encompasses a high level of focus on the in-store music experience. At Hot Topic, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items for young men and women principally between the ages of 12 and 22. At Torrid, we sell apparel, lingerie, shoes and accessories for plus-size females principally between the ages of 15 and 29. We sell merchandise on our websites www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. At ShockHound, through our website www.shockhound.com, we sell music merchandise and MP3s.

At the end of fiscal 2009 (the 52-week fiscal year ended January 30, 2010), we operated 680 Hot Topic stores throughout the United States and Puerto Rico, and 156 Torrid stores in 35 states, compared to 681 Hot Topic stores and 159 Torrid stores at the end of fiscal 2008. During fiscal 2009, we opened two new Hot Topic stores and one new Torrid store, and closed three Hot Topic stores and four Torrid stores. We also remodeled or relocated 16 existing Hot Topic stores during fiscal 2009. We currently anticipate opening approximately five new Hot Topic stores, which include some in Canada, and approximately five new Torrid stores during fiscal 2010 (the fiscal year ending January 29, 2011). We also plan to remodel or relocate approximately 30 existing Hot Topic stores and to close approximately five Hot Topic and five Torrid stores during fiscal 2010.

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

Our second retail concept, Torrid, was developed based upon feedback from plus-size female Hot Topic customers who wanted a store that catered to women like them who had a youthful attitude and desired to reflect current fashion trends in their dress. We concluded there were a significant number of young women consumers who were plus-size and unable to find and buy a broad enough selection of fashion forward clothes in comparison to their smaller sized friends. We launched Torrid in the first half of fiscal 2001, with the opening of six locations across the country, and a website, www.torrid.com. Our Torrid target customers are plus-size females aged 15 to 29, who are primarily influenced by fashion trends and by pop culture. We believe our merchandise appeals to women sized 12 to 26 who are interested in wearing similar styles as those available at fashion retailers which sell only smaller-sized apparel.

Our e-space music concept, ShockHound, was launched during the third quarter of fiscal 2008. ShockHound encompasses multiple music genres and offers four core elements: music downloads, a music merchandise retail store, exclusive editorial and video content, and social networking. Our target ShockHound customer is a person of any age who is interested in discovering more about music, new music trends and social networking.

Hot Topic Business Strategy

Our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. Within pop culture, we believe music plays a primary and integral role in the minds, activities and preferences of our target customers. Elements of Hot Topic’s business strategy include:

•	Focus on Music, the Differentiating Cornerstone of our Brand

We intend to be at the forefront of music trends, the core of our Hot Topic business. Music has continually evolved and technological advances have impacted how teens learn about and access music. Today’s teenagers have diverse tastes across all genres of music. At Hot Topic, we continue to position our brand to be the authentic, credible voice for new music. Our music strategy has evolved to be much less dependent on major artists and now focuses on a wide offering of band merchandise through the support of emerging artists. Many of these new artists are initially identified by our associates and customers. Our music assortment reflects this declining dependency on major artists with most of our products now focused on emerging and mid-tier bands.

•	Focus on Unique Music/Pop Culture-Oriented Merchandise

We believe that fashion and products associated with popular music artists and pop culture trends have a significant influence on our customers. We have developed a unique strategy focused exclusively on offering music/pop culture-licensed and music/pop culture-influenced merchandise in shopping malls, lifestyle centers and entertainment centers around the country as well as on the Internet. Accordingly, we believe we are well positioned to capitalize on the teenage population and demand for music/pop culture-influenced merchandise.

•	Operate a Fundamentally Regular Price Business

Our strategy continues to be to limit the number of promotions that drive short-term sales increases, and to remain committed to controlling the number of promotionally priced items in order to preserve the integrity of our product offerings and prices.

•	Uphold Ourselves as a Merchandise ‘Item’ Destination with a Primary Focus on Tees

We continue to selectively invest in merchandise classifications that we consider to be fundamental to our business, including tees. We maintain a high in-stock position in those items. We believe it is important to maintain sufficient inventory in the core merchandise we sell, resulting in fewer missed sales and creating an impression in customers’ minds that Hot Topic is the destination where they can consistently find unique items typically unavailable at other retailers. Accordingly, we have allocated a more significant portion of our inventory to tee shirts, both licensed and non-licensed, to reinforce that Hot Topic is the destination for music, novelty and fashion tees.

•	Actively Manage our Inventory

Our disciplined approach to the management of inventory has resulted in overall inventory levels remaining less than the previous fiscal year. Through diligently managing inventory and the merchandise mix of categories, we are able to capitalize on emerging trends and licenses. In addition, we regularly test new merchandise in select Hot Topic stores before chain-wide distribution and order a majority of our merchandise not more than 60 to 90 days before delivery, which allows us to react quickly to emerging trends.

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

Torrid Business Strategy

Our business strategy for Torrid is based on the idea that size shouldn’t limit a customer’s ability to find leading-edge fashion apparel and accessories. Elements of Torrid’s business strategy include:

•	Focus on Current Fashion Trends

Our Torrid design and merchandising teams focus on developing a fashion forward assortment that reflects the latest trends in fashion and pop culture. We believe that our passion for fashion and for being first in bringing leading-edge fashion to plus-size customers make us unique.

•	Listen to the Customer

Torrid team members actively solicit feedback from customers at every opportunity. We welcome customer feedback on-line, through comment cards in our stores, and in person during frequent visits to store locations. We believe that direct contact with our customers is the best way to understand her expectations of the Torrid brand.

•	Provide a Memorable Brand Experience

Our goal is to make sure that every Torrid customer has a great experience every time she shops in our stores or on www.torrid.com. We hire team members who are passionate about fashion and customer service and we provide them with training and coaching which help them to exceed customer expectations.

ShockHound Business Strategy

At ShockHound, we offer a compelling online vehicle that enables our customers to discover music in an entirely new way. We recognize that our customers learn about and acquire music differently than they have in the past and we believe we can meet their needs by providing a more comprehensive, authentic online music discovery experience. We encourage our members to be part of the ShockHound experience by offering them the opportunity to join in the musical dialogue via a social networking platform. We are extremely focused on reaching a wide ShockHound audience as we believe that there is a direct relationship between the amount of music merchandise purchased from www.shockhound.com and the level of traffic flowing to the website.

Store Locations

As of January 30, 2010, we operated 680 Hot Topic stores throughout the United States and Puerto Rico and 156 Torrid stores in 35 states in both metropolitan and middle markets. The following chart shows, as of January 30, 2010, the number of Hot Topic and Torrid stores operated in each state and Puerto Rico:

Hot Topic, Inc. Stores

	Hot Topic Stores	Torrid Stores	Total Company
Alabama	7	—	7
Alaska	3	2	5
Arizona	17	7	24
Arkansas	6	—	6
California	80	50	130
Colorado	14	2	16
Connecticut	9	3	12
Delaware	2	—	2
Florida	42	6	48
Georgia	14	3	17
Hawaii	5	—	5
Idaho	4	1	5
Illinois	21	9	30
Indiana	15	1	16
Iowa	10	1	11
Kansas	7	—	7
Kentucky	9	1	10
Louisiana	8	2	10
Maine	3	—	3
Maryland	15	4	19
Massachusetts	19	2	21
Michigan	23	2	25
Minnesota	10	1	11
Mississippi	4	—	4
Missouri	14	3	17
Montana	4	—	4
Nebraska	4	1	5
Nevada	7	2	9
New Hampshire	5	1	6
New Jersey	16	4	20
New Mexico	7	1	8
New York	30	5	35
North Carolina	15	2	17
North Dakota	4	—	4
Ohio	28	5	33
Oklahoma	8	—	8
Oregon	7	4	11
Pennsylvania	35	3	38
Rhode Island	1	—	1
South Carolina	7	—	7
South Dakota	2	1	3
Tennessee	12	1	13
Texas	56	13	69
Utah	9	2	11
Vermont	1	—	1
Virginia	20	2	22
Washington	19	7	26
West Virginia	5	—	5
Wisconsin	11	2	13
Wyoming	1	—	1
Puerto Rico	5	—	5
Total	680	156	836

Real Estate Strategy

We have modified our Hot Topic and Torrid store designs several times in the company’s history. During fiscal 2009, the two new and 16 remodeled or relocated Hot Topic stores were opened with our current store design, which presents the look of a downtown street store and was developed to be more representative of the wide range of customers’ music preferences. Our new Torrid store was opened with our current store design which presents a youthful atmosphere designed to showcase the fashions we sell. Our Hot Topic stores currently average 1,758 square feet, and our Torrid stores currently average 2,494 square feet. In fiscal 2010, we plan to remodel, or relocate to another location within the shopping mall, approximately 30 Hot Topic stores utilizing our latest store design. These 30 stores will primarily be those locations that have an upcoming lease expiration and will require entering into a new lease during the year.

Prior to fiscal 2007, our strategy had been one of aggressive new Hot Topic store growth in both new and existing markets throughout the United States. With a mature store base of 680 Hot Topic stores at the end of fiscal 2009, we believe we can more effectively improve company profitability by managing this existing store fleet rather than continuing to open a significant number of new Hot Topic stores, which could over-saturate the market and divert sales away from our existing stores. Accordingly, our Hot Topic growth strategy will be minimal with most new stores resulting from closing in underperforming malls and opening in better performing malls. We will be highly selective in our decisions to open any new Hot Topic stores in fiscal 2010. In addition, we plan to open approximately five new Torrid stores in fiscal 2010. We plan to maintain this slower growth for Torrid until store productivity results and related contributions of Torrid stores warrant further investment. Overall, we will be very opportunistic in any potential new store openings in fiscal 2010.

A majority of our stores are in enclosed shopping malls, with some newer stores in lifestyle and entertainment centers. We will thoroughly review any future new store openings in lifestyle and entertainment centers as performance of our stores in these centers were generally less favorable than those in enclosed shopping malls. We opened two new Hot Topic and one new Torrid store in fiscal 2009. We expect to open some Hot Topic stores in Canada in fiscal 2010.

We evaluate the financial performance of all our stores and have closed, and will continue to close, stores that do not meet our expectations of profitability. Many of our leases contain early termination options that allow us to close the stores within a specified time period without owing the landlord any termination fees, particularly in the early years of a lease, if specified sales levels are not achieved. We may also choose to close a particular store upon the lease expiration. We closed seven stores during fiscal 2009, including three Hot Topic and four Torrid stores. We plan to close approximately five Hot Topic and five Torrid stores in fiscal 2010.

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

The following table and chart provide recent history of our store expansion:

	Fiscal Year
	2009	2008	2007	2006	2005
	(Number of Stores)
Stores at beginning of year	840	841	825	783	668
Hot Topic stores opened	2	4	9	34	71
Hot Topic stores closed	(3)	(13)	(13)	(3)	0
Torrid stores opened	1	11	23	12	46
Torrid stores closed	(4)	(3)	(3)	(1)	(2)

Stores at end of year	836	840	841	825	783

Hot Topic and Torrid stores remodeled or relocated	16	14	71	22	17

Store-Level Economics

During fiscal 2009, average sales per Hot Topic store was $0.8 million and average sales per square foot of store space was $454. Average sales per Torrid store in fiscal 2009 was $0.8 million and average sales per square foot of store space was $326. We cannot guarantee that these results will continue or that future average store-level sales will not vary from historical results.

Hot Topic Merchandising

Our Hot Topic stores serve as a focal point for music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items. Music/pop culture-licensed merchandise includes tee shirts, hats, posters, stickers, patches, books, novelty accessories, CDs and DVDs. Music/pop culture-influenced merchandise includes women’s and men’s apparel and accessories, such as woven and knit tops, skirts, pants, shorts, jackets, shoes, costume jewelry, body jewelry, sunglasses, cosmetics, leather accessories and gift items. A key strategy of our Hot Topic stores is to offer a diverse product assortment that customers cannot find in other stores. We have 23 distinct merchandise categories or “departments.” Over 180 different licensed band tee shirts are represented in Hot Topic stores from current artists such as Avenged Sevenfold, Bullet for my Valentine, Chiodos, Disturbed, Dropkick Murphys, Halestorm, Insane Clown Posse, Justin Bieber, Lady Gaga, Owl City, Paramore, Shinedown and Slipknot, to classic rock artists such as Bob Marley, Led Zeppelin, Metallica, Nirvana, The Ramones and The Rolling Stones. New items and categories are regularly tested to stay current with customer demand and new product trends.

Our Hot Topic merchandising staff consists of a General Merchandising Manager, Divisional Merchandise Managers and a staff of buyers and assistant buyers who manage the various product categories. In addition, we recently strengthened our management team by adding a Chief Merchandising Officer for Hot Topic during the fourth quarter of fiscal 2009. We believe that this addition will help us to continue to deliver compelling and relevant merchandise for our customers. We seek to employ a merchandising staff that reflects our culture in that their decisions and actions are influenced by music and pop culture. In determining which merchandise to buy, the merchants spend considerable time viewing music videos, reviewing industry music sales, monitoring music radio station air play, consulting with sales associates (to draw from their different experiences and perspectives), reviewing customer requests, attending trade shows, reading music and fashion industry periodicals and monitoring music websites. In addition, the merchandising staff regularly visit nightclubs and attend concerts and other events that attract young people.

To complement our merchandising staff and their efforts, we have a Chief Music Officer who we believe has helped us stay further ahead of the music curve. We believe we have been able to propel our music strategy forward, primarily through the discovery and support of new bands, which are reflected in our assortment mix, and by creating an in-store music presence at all times, an experience that we hope to make “personal” for each customer.

Our Hot Topic stores have several lines of private label merchandise to complement and supplement our current product offerings. We believe that Hot Topic brands play an important part in differentiating our stores from those of our competitors and provide us with higher margin opportunities as compared to other merchandise. Our proprietary brands include Morbid Metals® (body jewelry), Social Collision® and Color Fiend™.

To reduce fashion risk and maintain the ability to respond quickly to emerging trends, Hot Topic buyers commit to a majority of the merchandise not more than 60 to 90 days in advance of delivery. We also often begin with smaller test purchases prior to chain-wide distribution. We regularly monitor sales by merchandise theme, classification, individual items, color and size to determine types and quantities of products to purchase, to detect products and trends that are emerging or declining and to manage the product mix by responding to the spending patterns of our customers. We also maintain interactive relationships with our vendors to assist in facilitating quick responses to product trends.

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

Torrid’s merchandising staff consists of a Divisional Merchandise Manager, a buying team, a product development team, a sourcing team, a fit and quality assurance team as well as an Internet team. Customer and store associate feedback influences our merchandising decisions. The merchandising team spends considerable time on fashion research from a variety of international sources that are relevant to our young, fashion forward customer. This process includes retail research in the United States and international fashion hot spots, entertainment and pop culture venues and trade shows.

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

All merchandise is delivered to our distribution centers, where it is inspected, allocated, picked, prepared and boxed for shipment to our stores. We ship merchandise to stores each weekday, providing our Hot Topic and Torrid stores with a steady flow of new and reordered merchandise. We also fulfill our Internet orders, including ShockHound, from our distribution centers. Minimal back stock is maintained in our distribution centers and stores, so that most of our merchandise is available for sale on the selling floors of our stores. No vendor individually accounted for more than 10% of our merchandise purchases during fiscal 2009.

Hot Topic and Torrid Store Operations

Hot Topic and Torrid each have a Vice President of Store Operations who leads a divisional operations team. Supporting the Vice President of Store Operations for each division are regional directors who oversee multiple district managers, and district managers who typically oversee approximately seven stores. A typical store has a store manager, two to three assistant managers, and six to ten part-time sales associates, depending on the season.

We have established training and operating procedures to assist field management in the supervision and training of all associates. We have also designed a store manager training program, which is used to train new managers.

At Hot Topic, we strive to create a store environment that customers will consider “their place” to shop with friends. We seek to hire sales associates who are energetic, knowledgeable and passionate about music and pop culture. Additionally, in return for feedback on trends, we reimburse Hot Topic store associates for the cost of attending concerts. They are also encouraged to directly communicate customer feedback, as well as their own merchandise and product ideas, to the buyers and management. Our culture and our direct interaction with, and respect for, our associates are significant factors in attracting these associates to work for us.

The primary goal of the Hot Topic sales associate position is to provide superior and informed customer service in order to maximize sales and minimize inventory shrinkage. Store management receives daily store sales and category results so that performance can be measured against set goals. Postage-paid “report cards” are provided in all stores for customers to grade performance and make recommendations to us. We train associates to greet each customer, to inform the customer about new trends and to suggest merchandise that matches the customer’s lifestyle, music preferences and current trends. We believe that our associates’ high level of product knowledge and customer service differentiates us from other specialty retailers.

At Torrid, we strive to create a store environment that is fun, friendly and focused on fashion. We understand the importance of focusing on the preferences and opinions of our target customers. We seek to hire associates who are passionate about fashion and understand and appreciate the plus-size customer. We provide our sales associates with information on trends and key looks for each season. We also provide coaching and training on fit and quality, which are especially important to our Torrid customers.

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

During the fourth quarter of fiscal 2009, we launched our Hot Topic loyalty program, HT+1. HT+1 is free to join and is designed to build customer loyalty and encourage repeat sales by allowing its members an opportunity to earn points in a variety of ways, including for every store visit, store purchase and online purchase. In addition, our loyalty program extends members special offers, prizes and access to exclusive information about sales and events that is not available to other customers.

Another key customer service enhancement that we implemented during the third quarter of fiscal 2009 was the installation of touchscreen kiosk terminals in all stores. These kiosks provide our customers with convenient access to their HT+1 loyalty accounts as well as the ability to listen to a selection of music sold in the store.

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

In fiscal 2004, we established the Hot Topic Foundation. The Foundation’s objective is to support programs and organizations that specifically focus on encouraging and educating young people in music and the arts. The Foundation has been funded through donations from our employees, our company and our customers. As of January 30, 2010, approximately $8.4 million had been raised for the benefit of the Foundation. We are proud of the meaningful contributions the Foundation has made to school music programs and other initiatives, and we believe these activities have a positive influence on young people.

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

During the second quarter of fiscal 2008, we launched our private label Torrid credit card program, divastatusSM, and we believe that through this and our other marketing and promotional efforts, the recognition of the Torrid brand and our close relationship with our customers will continue to grow.

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

Hot Topic Internet Sales

Our www.hottopic.com website provides a convenient and expanded shopping experience for our Hot Topic customers. Hot Topic Internet sales increased by 18.9% from $30.1 million in fiscal 2008 to $35.8 million in fiscal 2009, and contributed approximately 6.3% of total Hot Topic sales in fiscal 2009 compared to approximately 5.0% in fiscal 2008. In addition to our broad selection of merchandise for sale, including some Internet exclusive items, our Hot Topic website offers content such as tour dates, contests, job postings, store locations and community features such as band reviews and pod casts.

Torrid Internet Sales

Our www.torrid.com website provides a convenient and expanded shopping experience for our Torrid customers. Torrid Internet sales in fiscal 2009 increased by 24.5% from $23.7 million in fiscal 2008 to $29.5 million in fiscal 2009, and contributed approximately 19.2% of total Torrid sales in fiscal 2009 compared to 15.7% in fiscal 2008.

In addition to our broad selection of merchandise for sale, including some Internet-exclusive items, our Torrid website offers content such as special events, contests, job postings, store locations, community features and editorials on topics of interest to our Torrid customers.

We believe that a strong connection between the website and our stores is an essential part of our brand growth and as we continue to grow our Torrid store concept, we believe that www.torrid.com will continue to provide an increasingly important portal for plus-size customers. To accommodate this trend and increase Internet sales, we will continue to focus on developing our Torrid Internet business.

Information Technology

Our information systems provide integration of store, merchandising, distribution, financial and human resources records and data. Software licensed from Escalate Retail Systems (formerly known as GE Retail Systems) is used for SKU and classification inventory tracking, purchase order management, open-to-buy, merchandise allocation, automated ticket making and sales audit. Our integrated financial systems are licensed from Lawson Software and are used for general ledger, accounts payable, human resources information systems, payroll and asset management. Sales are updated daily in the merchandising reporting systems by polling sales information from each store’s point-of-sale, or POS, terminals. Our POS system, using software licensed from SAP, consists of registers providing price look-up, time and attendance, email and credit card/check/gift card authorization. Through automated nightly two-way electronic communication with each store, sales information and payroll hours are uploaded to the host system. The host system downloads price changes, performs system maintenance and provides software updates to the stores. We evaluate information obtained through nightly polling to implement merchandising decisions, including product purchasing/reorders, markdowns and allocation of merchandise on a daily basis. Both our California and Tennessee distribution centers operate using software that is licensed from Manhattan Associates. Our internet fulfillment centers in both California and Tennessee operate using Ecometry software from Escalate Retail Systems. The www.hottopic.com and www.torrid.com websites operate using Blue Martini web commerce software from Escalate Retail Systems. Our newest website, www.shockhound.com, operates on open source code, Ruby on Rails, and is custom built to fit our business.

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

Trademarks

We have registered on the Principal Register of the United States Patent and Trademark Office our retail store and/or online retail store service marks Hot Topic®, ShockHound®, Torrid®, Torrid and Design® (in various forms) and the Torrid logo “Flaming Heart”. We have also registered various trademarks for other goods and services such as Divastyle®, Everything About the Music®, Hot Topic Rock®, HT Rock®, Music=Life®, Morbid Make-Up®, Morbid Metals®, Neighborhood Noise®, Rock the Arts®, Sensuous Plunge®, Sizzling Strapless®, Social Collision®, Sultry Balconette® and Torrid Bride®. Each federal registration is renewable indefinitely if the mark is in continued use. We have the following trademark applications on file with the USPTO, for which we hope to obtain registration in the future: Color Fiend™, Divanation™, Divastatus™, Everything About New Music™, Glamour Fiend™, HT™, Music Unleashed™, ShockHound.com™, ShockHound and Design™ (in various forms), ShockHound logos (in various forms), Shock TV™ and Torrid Diva™.

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

Seasonality

Our business, particularly at Hot Topic, is subject to seasonal influences, with heavier concentrations of sales during the back-to-school, Halloween and holiday (defined as the week of Thanksgiving through the first few days of January) seasons, and other periods when schools are not in session. The holiday season remains our single most important selling season. As is the case with many retailers of apparel, accessories and related merchandise, we typically experience lower first and second fiscal quarter net sales relative to other quarters. In addition, seasonal influences near quarter-end dates may cause year-over-year comparisons to be impacted by the one-week shift in our fiscal calendar that occurs on a periodic basis.

Hot Topic Competition

Our Hot Topic stores compete with other retailers for vendors, customers, suitable retail locations and qualified associates. Our Hot Topic stores currently compete with street alternative and vintage clothing stores located primarily in metropolitan areas and with other shopping mall-based teenage-focused retailers such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Bebe, Inc., Charlotte Russe Holding, Inc., Claire’s Stores, Inc., Gap, Inc., Forever 21, Pacific Sunwear of California, Inc., Spencer Gifts, Inc., H&M, The Buckle, Tweenbrands, Inc., Wet Seal, Inc., Urban Outfitters, Inc., Rue 21 and Zumiez, Inc. We also compete with big-box discount stores such as Target Corporation and Wal-Mart Stores, Inc.; and with music stores such as Barnes & Noble, Inc., Best Buy Co., Inc. and Borders Group, Inc. Some of our competitors are larger and have substantially greater financial, marketing and other resources than us. The principal factors of competition are merchandise selection, connection to the music industry, customer service, store location and price.

Torrid Competition

Based on direct customer research we have conducted, we believe that plus-size female teens and young women have historically shopped for apparel at department stores, discount stores such as Target and specialty stores such as Lane Bryant. Though a source of competition, we believe such stores generally target more mature customers, which is also reflected in their store environments. Our Torrid stores compete with traditional department stores, local specialty stores and junior teen retailers that offer a combination of junior and plus-sizes, such as Alloy, Inc., Charming Shoppes, Inc., Deb Shops, Delia’s Corp. and Forever 21. Torrid also competes with traditional plus-size catalogs and websites that carry both junior and junior plus-sizes. Many companies compete for junior customers and additional competitors may enter the plus-size female market.

ShockHound Competition

ShockHound faces substantial competition from companies such as Apple Inc., Amazon.com Inc., eMusic.com, Inc., LiveNation.com, MySpace, Inc., OldGlory.com and Shop.BravadoUsa.com. These companies have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships. Some current and potential competitors have substantial resources and experience, and they may be able to provide music discovery content at little or no profit or even at a loss.

Employees

As of January 30, 2010, we employed approximately 2,500 full-time and 6,800 part-time employees, which we refer to as associates. Of our 9,300 associates, approximately 900 were headquarters and distribution center personnel and the remainder were field management and store associates. The number of part-time associates changes with seasonal needs. None of our associates are covered by collective bargaining agreements.

Executive Officers

Our executive officers and their ages are as follows:

Name	Age	Position
Elizabeth McLaughlin	49	Chief Executive Officer and Director
Gerald Cook	57	Chief Operating Officer
Chris Daniel	52	President, Torrid
Amy Kocourek	41	Chief Merchandising Officer, Hot Topic
James McGinty	47	Chief Financial Officer
John Kirkpatrick	41	Senior Vice President, Chief Music Officer, Hot Topic
George Wehlitz, Jr.	49	Vice President, Finance

Elizabeth McLaughlin has served as Chief Executive Officer and on the Board of Directors since 2000. From 1999 through 2000, Ms. McLaughlin served as President. From 1996 through 1999, Ms. McLaughlin served as Senior Vice President, Merchandising. From 1993 through 1996, Ms. McLaughlin was our Vice President, Operations. Prior to joining us, Ms. McLaughlin held various positions with Millers Outpost and The Broadway. Ms. McLaughlin holds a B.A. degree in Economics from the University of California at Irvine. Ms. McLaughlin is a Director of Noodles & Company, a privately held quick casual restaurant concept. She is also a member of the Board of Visitors for the Anderson School at UCLA.

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

Chris Daniel has served as President of our Torrid division since November 2006. From September 2006 to November 2006, he was Senior Vice President, Chief Merchandising Officer for Torrid and from October 2004 to August 2006, he was Vice President, General Merchandise Manager for Torrid. Prior to joining Torrid, Mr. Daniel held various design and merchandising positions with national department and specialty retailers. Mr. Daniel holds a B.A. degree in English Literature from the University of Richmond in Richmond, Virginia.

Amy Kocourek joined us in November 2009 as Chief Merchandising Officer of our Hot Topic division. From November 2007 to October 2009, Ms. Kocourek was Vice President, General Merchandise Manager, Women’s Apparel and Accessories for American Eagle Outfitters. From August 2004 to September 2007, Ms. Kocourek was Vice President Merchandising at Old Navy across several divisions including Women’s, Kids’ and Canada. From July 1996 to August 2004, Ms. Kocourek held merchandising and management positions with Gap, Inc. From August 1993 to July 1996, Ms. Kocourek held various merchandising positions with Rampage Retail Stores. Prior to 1993 she co-founded BAM Accessories. Ms. Kocourek holds a B.S. degree in Business Administration from the University of California, Berkeley.

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

Internet Website

We make available free of charge through our investor relations website at www.investorrelations.hottopic.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. We also make available our Standards of Business Ethics at that website.

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

Economic conditions could decrease consumer spending and reduce our sales.

Certain economic conditions could affect the level of consumer spending on merchandise we offer, including, among others, employment levels; salary and wage levels, particularly of teens; interest rates; availability of consumer credit; taxation; and consumer confidence in future economic conditions. For example, the global economic downturn has significantly reduced consumer spending levels and mall customer traffic in general. An ongoing slowdown in the United States economy or an uncertain economic outlook could continue to cause lower consumer spending levels and mall customer traffic which could adversely affect our sales results and financial performance.

Our success relies on popularity with young people of music, pop culture and fashion trends, and we may not be able to react to trends in a way to prevent declining popularity and sales of our products.

Our financial performance is largely dependent upon the continued popularity of music, the Internet and digital music, music videos and music television networks among teenagers and college-age adults; the emergence of new artists and the success of music releases and music/pop culture-related products; the continuance of a significant level of teenage spending on music/pop culture-licensed and music/pop culture-influenced products; and our ability to anticipate and keep pace with the music, fashion and merchandise preferences of our customers. The popularity of particular types of music, artists, styles, trends and brands is subject to change. Our failure to anticipate, identify and react appropriately to changing trends could lead to, among other things, excess inventories and higher markdowns, which could have a material adverse effect on our results of operations and financial condition and on our image with customers. There can be no assurance that our new products will be met with the same level of acceptance as in the past or that the failure of any new products will not have an adverse material effect on our business, results of operations and financial condition.

Our comparable store sales are subject to fluctuation resulting from factors within and outside our control, and lower than expected comparable store sales could impact our business and our stock price.

A variety of factors affect our comparable store sales including, among others, the timing of new music, film and television releases, music/pop culture-related products and related promotional events; music and fashion trends; the general retail sales environment and the effect of the overall economic environment, including the global economic downturn; our ability to efficiently source and distribute products; changes in our merchandise mix and the challenges involved in getting the right mix into stores at the right time; our ability to attain certain pop culture-related licenses including on an exclusive basis; competition from other retailers; calendar shifts of holiday or seasonal periods; and our ability to execute our business strategy efficiently. The following table shows our comparable store sales results for fiscal 2009 and other recent periods:

Fiscal Year	2009	2008	2007	2006
Total Year	(5.1)%	1.0%	(4.4)%	(6.6)%
1st Quarter	7.1%	(2.8)%	(2.3)%	(9.6)%
2nd Quarter	(7.7)%	(0.9)%	(5.8)%	(5.5)%
3rd Quarter	(5.0)%	1.0%	(2.6)%	(6.8)%
4th Quarter	(11.5)%	5.2%	(6.3)%	(5.3)%

Past comparable store sales results are not an indicator of future results. Changes in our comparable store sales results could cause our stock price to fluctuate substantially.

Expanding our operations to include new concepts, including ShockHound, presents risks we have faced with our existing concepts, but also new risks due to differences in concept objectives and strategies and the diversion of management’s attention from our existing concepts.

Since our inception, we have expanded our business beyond the Hot Topic concept to include our Torrid concept and more recently, our e-space music concept called ShockHound. We may implement other new concepts in the future. Starting and operating new concepts presents new and challenging risks and uncertainties, including, among others, unanticipated operational problems; lack of experience; lack of customer acceptance; the inability to market a new concept effectively; new vendor relationships; competition from existing and new retailers; and diversion of management’s attention from our existing concepts. If we do not operate ShockHound or any new concept effectively, it could materially impact our business.

ShockHound is subject to the general risks for new concepts described above as well as its own particular risks and uncertainties, such as risks related to maintaining access to third party digital content, maintaining adequate information technology and data security systems, increasing customer brand awareness, differentiating product and content from that of our competitors, and marketing and driving traffic to www.shockhound.com. Our inability to partner with other high-traffic websites could limit the amount of traffic and related volume for ShockHound. ShockHound faces substantial competition from companies such as Apple Inc., Amazon.com Inc., eMusic.com, Inc. and MySpace, Inc. that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships. Moreover, some current and potential competitors have substantial resources and experience, and they may be able to provide music discovery content at little or no profit or even at a loss. We cannot assure you that we will be able to effectively compete with these companies. Also, this new concept requires us to contract with third party owners, providers and/or distributors to offer digital content through ShockHound. We could also be required to pay substantial fees to obtain or renew the rights to this content. Typically, licensing arrangements are short-term and do not guarantee the continuation or renewal of these arrangements on reasonable terms. Some third-party content providers currently, or may in the future, offer competing products and services and could take action to make it more difficult or impossible for us to license their content in the future. Other digital content owners, providers or distributors may lose their rights to distribute digital content, seek to limit our access to, or increase the total cost of, such content. If we were unable to offer a wide variety of music content at reasonable prices with acceptable usage rules, our financial condition and operating results could be adversely affected.

Our reliance on third-party providers and/or distributors of digital content and related merchandise may present risks that could negatively impact our future results.

We may enter into contracts with third-party providers and/or distributors to offer their digital content and related merchandise for sale on-line. We may be negatively impacted by a number of factors, including among others: the malfunction of third-party sites, hardware, software and other equipment; service outages of third- party sites; third-party claims of data privacy and security breaches and intellectual property infringements; and poor integration of our technology into their software and services. If we are unable to prevent one or more of these occurrences, our results could be negatively impacted.

The deteriorating financial condition of shopping mall operators could reduce our sales or increase our expenses.

The global economic downturn has diminished the ability of shopping mall operators to operate profitably and in some cases, forced them to declare bankruptcy or cease operations entirely. We are dependent upon the continued popularity of malls as a shopping destination and the ability of shopping mall anchor tenants and other attractions to generate customer traffic. An ongoing slowdown in the United States economy or an uncertain economic outlook could continue to curtail shopping mall development, decrease shopping mall traffic, reduce the number of hours shopping mall operators keep their shopping malls open, cause shopping mall operators to lower their operational standards or in certain circumstances, negatively impact our lease contracts, each of which could adversely affect our sales results and financial performance. Consolidation of ownership of shopping malls may give landlords more leverage in negotiations and adversely affect our ability to effectively control our lease costs.

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

Our success relies partially on a steady flow of shopping mall traffic and we may not be able to prevent a negative impact on our business and financial results if shopping mall traffic decreases below a certain level.

Our sales are dependent upon a certain level of customer traffic in the malls. If, for a variety of reasons including current economic conditions, this traffic dips below a certain level, it could adversely affect our sales results and financial performance.

Our business strategy requires improving our operations, and we may not be able to do this sufficiently to effectively prevent a negative impact on our business and financial results.

In order to open, remodel and relocate stores, among other things, we will need to locate suitable store sites, negotiate acceptable lease terms, obtain or maintain adequate capital resources on acceptable terms, source sufficient levels of inventory, hire and train store managers and sales associates, integrate new or relocated stores into our existing operations and maintain/update adequate distribution center space and information technology and other operations systems. Achieving and maintaining operating efficiencies in multiple distribution centers is subject to numerous risks and uncertainties.

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

Remodeling, relocating or closing existing stores, and opening new stores, may not achieve the anticipated benefits and could create challenges we may not be able to adequately meet.

Prior to fiscal 2007, our net sales grew primarily as a result of the opening of new stores. More recently, we have focused on evolving our existing business by remodeling, relocating or closing certain existing stores and to a much lesser extent in the future, continuing to open and operate new stores. We plan to remodel or relocate approximately 30 existing Hot Topic stores and plan to close approximately five Hot Topic and five Torrid stores in fiscal 2010 (the fiscal year ending January 29, 2011). We also currently anticipate opening approximately five Hot Topic stores, including some in Canada, and approximately five Torrid stores during fiscal 2010.

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

We hold long-term investments in AAA/Aaa/A3-rated auction rate securities. These auction rate securities are accounted for as available for sale, are backed by pools of student loans guaranteed by the U.S. Department of Education, are debt instruments with maturities that range from 24 to 31 years and have interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold and historically has provided a liquid market for them. There continues to be uncertainty in the global credit and capital markets, which has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities has been determined based on a valuation model using current assumptions.

As of January 30, 2010 and January 31, 2009, the fair value of our auction rate securities was $3.2 million and $8.4 million, respectively. The $5.2 million decrease represents a $6.2 million repurchase of certain of our auction rate securities at par by the broker through whom we originally purchased them, and a $0.3 million redemption of certain auction rate securities at par. The decrease is offset by the recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.2 million. The fair value of our remaining auction rate securities as of January 30, 2010, reflects a cumulative decline of $0.7 million from the original par value. This cumulative $0.7 million decline ($0.4 million net of tax) is deemed temporary as we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide to sell these securities and it becomes more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis, we may be required to recognize impairment charges against income. For the fiscal year ended January 30, 2010, we have recorded an unrealized gain of $1.3 million ($0.8 million net of tax) for our auction rate securities in accumulated other comprehensive income, or OCI, reflected in the shareholders’ equity section of the consolidated balance sheet. This $1.3 million unrealized gain represents a recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.2 million.

Cash used primarily for working capital purposes is maintained with various major financial institutions in amounts which are in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance limits. Excess cash and cash equivalents, which represent the majority of our cash and cash equivalents balance, are held primarily in diversified money market funds. We also have short-term investments which are primarily in highly rated municipal bonds. Although the money market funds and municipal bonds are highly rated and are comprised of high-quality, liquid instruments, if the financial markets trading the underlying assets experience a disruption, we may need to temporarily rely on other forms of liquidity. In addition, the risk exists that our cash and investments may not always be optimally managed and this may affect our profitability and results of operations.

Recording impairment charges for certain underperforming Hot Topic and Torrid stores may negatively impact our future financial condition or results of operations, and closing stores might not have a positive impact on our operating results.

Based on our review of certain underperforming stores, we recorded $0.9 million, $1.2 million and $1.6 million in impairment charges during fiscal 2009, fiscal 2008 and fiscal 2007, respectively. There can be no assurance that we will not incur future impairment charges for underperforming stores, which could have a significant negative impact on our operating results. In addition, we closed three Hot Topic stores and four Torrid stores during fiscal 2009. Although the stores that closed in fiscal 2009 had been underperforming as compared with our other Hot Topic and Torrid stores, there is no assurance these store closures will have a significant positive impact on our operating results. We expect to close approximately five Hot Topic and five Torrid stores in fiscal 2010. We also expect to identify and close additional underperforming stores in the future, which also could adversely affect our operating results.

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

In addition, seasonal influences near quarter-end dates may cause financial results for given periods to be impacted by shifts in our fiscal year, which is on a 52- or 53-week basis. For example, the fiscal years ended January 30, 2010; January 31, 2009 and February 2, 2008 were 52-week fiscal years, and the fiscal year ended February 3, 2007 was a 53-week fiscal year. The 53rd week in fiscal 2006 caused a one-week shift in our fiscal 2007 calendar, resulting in the end of fiscal 2007 being shifted later by one week relative to the corresponding year-end date in fiscal 2006.

Our business, particularly at Hot Topic, is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school, Halloween and holiday (defined as the week of Thanksgiving through the first few days of January) seasons and other periods when schools are not in session. The holiday season has historically been our single most important selling season. We believe that the importance of the summer vacation and back-to-school seasons (which affect operating results in the second and third quarters, respectively) and to a lesser extent, the spring break season (which affects operating results in the first quarter), as well as Halloween (which affects operating results in the third quarter), all reduce our dependence on the holiday selling season, but this may not always be the case to the same degree. As is the case with many retailers of apparel, accessories and related merchandise, we typically experience lower net sales in the first and second fiscal quarters relative to other quarters.

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

We sell merchandise over the Internet through our websites www.hottopic.com, www.torrid.com and www.shockhound.com. Our Internet sales encompass a portion of our total sales and are dependent on our ability to drive Internet traffic to our websites. Our Internet operations are subject to numerous risks and pose risks to our overall business, including, among other things, the inability to successfully establish partnerships that are instrumental in driving traffic to our websites, particularly www.shockhound.com, diversion of sales from our stores; liability for online content; computer privacy concerns; rapid technological change and the need to invest in additional computer hardware and software to support sales; hiring, retention and training of personnel to conduct the Internet operations; failure of computer hardware and software, including computer viruses, telecommunication failures, online security breaches and similar disruptions; governmental regulation; and credit card fraud. There can be no assurance that our Internet operations will achieve sales and profitability levels that justify our investment in them.

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

We have made and plan to continue to make significant changes to information systems and software used in the operation of our business, and we may not be able to effectively adopt changes or maintain the systems in a way to prevent failures in our operations or a negative impact on our financial performance and reporting.

Over the past several years, we have made improvements to existing hardware and software systems, as well as implemented new systems. For example, we have enhanced the functionality of our current Escalate Retail Systems software and implemented financial and human resources systems software from Lawson Software. In addition, we implemented a warehouse management software system, an internet order management system, customer loyalty software and merchandise planning software. We rely heavily on these systems and software and if they do not work effectively, we may experience delays or failures in our operations. These delays or failures could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. To manage growth of our operations and personnel, we will need to continue to improve, adopt changes to, and maintain our operational and financial systems, transaction processing and procedures and controls. In doing so, we could incur substantial additional expenses and if we are unable to do so, our sales results and financial performance could be adversely affected.

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

We have historically used stock options as a component of our total employee compensation program in order to align employees’ interests with the interests of our shareholders, encourage employee retention and provide competitive compensation and benefit packages. As a result of the decline in our stock price that took place prior to fiscal 2008, many of our employee stock options have exercise prices in excess of our current stock price, which reduces their value and could affect our ability to retain present, or attract prospective employees. There are other forms of stock-based compensation available to us, but these are similarly less attractive when a company’s stock price has declined. In addition, we began recording expenses for stock-based payments, including stock options, in the first quarter of fiscal 2006. As a result, we now incur increased compensation costs associated with our stock-based compensation programs. Moreover, difficulties relating to obtaining shareholder approval of equity compensation plans could make it harder or more expensive for us to grant stock-based payments to employees in the future. Like other companies, we periodically review our equity compensation strategy in light of regulatory and competitive environments, as well as the number of shares available for grant under our equity compensation plans, and we recently have reduced the total number of options and/or the form of stock awards, granted to employees, and reduced the number of employees who receive stock-based payments. Due to this change in our stock-based compensation strategy, we may find it more difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

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

We face intense competition. An inability to adequately address the actions of our competitors could limit or prevent our business growth and success.

The retail apparel and accessory industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified associates and management personnel. Our Hot Topic stores currently compete with street alternative stores located primarily in metropolitan areas; with other shopping mall-based teenage-focused retailers and their subsidiaries such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Bebe, Inc., Charlotte Russe Holding, Inc., Claire’s Stores, Inc., Gap, Inc., Forever 21, Pacific Sunwear of California, Inc., Spencer Gifts, Inc., H&M, The Buckle, The Dress Barn, Inc., Wet Seal, Inc., Urban Outfitters, Inc., rue21 and Zumiez, Inc. We also compete with big-box discount stores such as Target Corporation and Wal-Mart Stores, Inc.; with music stores such as Barnes & Noble, Inc., Best Buy Co., Inc. and Borders Group, Inc.; and with mail order catalogs and websites. Torrid has additional competitors, such as Alloy, Inc., Charming Shoppes, Inc., Deb Shops, Delia’s Corp. and plus-size departments in department stores and discount stores as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid products. ShockHound faces substantial competition from companies such as Apple Inc., Amazon.com Inc., eMusic.com, Inc. and MySpace, Inc. Furthermore, declining album sales may force record labels to seek alternative forms of revenue by selling similar merchandise. Some of our competitors are larger and may have greater financial, marketing and other resources. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices. Increased competition could have a material adverse effect on our business, results of operations and financial condition.

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

There are numerous regulatory requirements for public companies that we comply with or may be required to comply with in the future and compliance with these rules could result in the diversion of management’s time and attention, which could be disruptive to normal business operations.

There are numerous regulations and standards associated with our business operations. These regulations may include more stringent accounting standards, taxation requirements, (including changes in applicable income tax rate, new tax laws and revised tax law interpretations), trade restrictions, regulations regarding financial matters, privacy and data security, environmental regulations, advertising, safety and product liability. For example, an independent standards-setting organization working with credit card companies has developed regulations concerning payment card account security throughout the transaction process, called the Payment Card Industry (PCI) Data Security Standard. All merchants and service providers that store, process and transmit payment card data are required to comply with the regulations as a condition to accepting credit cards, and fines may be levied for non-compliance. As another example, we may in the future be required to adopt International Financial Reporting Standards, and doing so could be time-consuming and cause us to incur significant expense.

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

Environmental risks associated with the retail industry may results in significant costs and decreased sales.

We have some exposure to risks arising out of environmental matters and existing and potential laws relating to the protection of the environment. We receive apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources. Stricter global and domestic greenhouse gas emission requirements may cause our vendors to incur higher costs, including increased transportation costs, which may result in an adverse effect on our business and results of operations. There is a risk that we may occupy retail space that has violated environmental standards and will require remediation. In addition to the incurrence of such costs, the cleanup process may cause the store to be closed for an extended period of time, resulting in loss of sales.

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

We lease all of our existing store locations, with lease terms expiring between 2010 and 2020. At January 30, 2010, we had a total of approximately 1,197,000 leased store square feet for Hot Topic and approximately 389,000 leased store square feet for Torrid, with an average store size of 1,758 square feet and 2,494 square feet for Hot Topic and Torrid stores, respectively. The leases for most of the existing stores are for approximately ten-year terms and provide for minimum rent payments as well as contingent rent based upon a percent of sales in excess of the specified minimums. Leases for future stores will likely include similar contingent rent provisions.

We lease our headquarters and distribution center facility, located in City of Industry, California, which is approximately 250,000 square feet. Our lease expires in April 2014, with an option to renew for two more five-year terms, and the annual base rent is approximately $1.1 million. In 2005, we completed the purchase of the land, building and other improvements comprising our distribution center in LaVergne, Tennessee, for which we paid $14.3 million. This facility, which is approximately 300,000 square feet, became fully operational at the end of the second quarter of fiscal 2005.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in matters of litigation that arise in the ordinary course of business. We do not currently believe that litigation in which we are currently involved will have a material adverse effect on our overall financial condition.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Stock Market under the symbol “HOTT.” The following table shows, for the periods indicated, the high and low sales prices of our shares of common stock, as reported on the Nasdaq Stock Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

2009 Fiscal Year Quarters	High	Low
First Quarter	$13.87	$8.13
Second Quarter	$12.50	$6.66
Third Quarter	$8.95	$6.53
Fourth Quarter	$7.80	$5.25

2008 Fiscal Year Quarters	High	Low
First Quarter	$6.18	$4.04
Second Quarter	$7.10	$4.68
Third Quarter	$7.73	$4.61
Fourth Quarter	$9.50	$5.09

On March 18, 2010, the last sales price of our common stock as reported on the Nasdaq Stock Market was $6.33 per share. As of March 18, 2010, there were approximately 187 holders of record of our common stock. This number does not reflect the actual number of beneficial holders of our common stock, which we believe is significantly higher.

We have not paid any cash dividends since inception.

Please see Item 12 for information about our equity compensation plans.

PERFORMANCE MEASUREMENT COMPARISON

The material in this section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of Hot Topic under the Securities Act or the Exchange Act.

The following graph shows a comparison of five-year cumulative total returns to shareholders for Hot Topic, the NASDAQ Composite Index and the NASDAQ Retail Trade Index for the period that commenced January 29, 2005 and ended on January 30, 2010. The graph assumes an initial investment of $100 and that all dividends have been reinvested (there have been no dividends declared by us other than stock dividends).

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected financial data for each of the five fiscal years in the period ended January 30, 2010. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and Notes included elsewhere in this annual report on Form 10-K.

	Fiscal Year
	2009	2008	2007	2006	2005
	(In thousands, except per share data, number of stores, comparable store sales and sales per square foot)
Statement of Income Data:
Net sales	$736,710	$761,074	$728,121	$751,558	$725,142
Cost of goods sold, including buying, distribution and occupancy costs	480,453	487,769	476,677	502,408	488,948

Gross margin	256,257	273,305	251,444	249,150	236,194
Selling, general and administrative expenses	237,010	242,483	227,147	227,580	203,995

Income from operations	19,247	30,822	24,297	21,570	32,199
Other income and interest, net	519	1,670	1,934	1,450	3,999

Income before income taxes	19,766	32,492	26,231	23,020	36,198
Provision for income taxes	7,886	12,750	10,219	9,394	13,779

Net income	$11,880	$19,742	$16,012	$13,626	$22,419

Earnings per share:
Basic	$0.27	$0.45	$0.36	$0.31	$0.50
Diluted	$0.27	$0.45	$0.36	$0.30	$0.49
Weighted average shares outstanding:
Basic	44,134	43,789	44,005	44,167	44,924
Diluted	44,409	43,913	44,132	44,752	45,877

Selected Operating Data:
Number of stores at year end	836	840	841	825	783
Comparable stores sales (decrease) increase	(5.1)%	1.0%	(4.4)%	(6.6)%	(3.4)%
Average store sales per square foot	$422	$444	$441	$477	$521
Average store sales per store	$801	$841	$827	$887	$959

Balance Sheet Data:
Cash and short- and long-term investments	$131,257	$105,912	$53,281	$55,490	$37,674
Working capital	158,531	125,582	97,796	91,267	70,623
Total assets	376,394	370,571	332,101	318,271	299,435
Shareholders’ equity	$277,047	$258,426	$235,153	$221,457	$201,061

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a mall and web based specialty retailer operating the Hot Topic® and Torrid® concepts, as well as the e-space music concept, ShockHoundTM. At Hot Topic, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items for young men and women principally between the ages of 12 and 22. At Torrid, we sell apparel, lingerie, shoes and accessories for plus-size females principally between the ages of 15 and 29. We sell merchandise on our websites www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. At ShockHound, we sell music merchandise and MP3s on our website www.shockhound.com.

At Hot Topic, our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. Within pop culture, we believe music plays a primary and integral role in the minds, activities and preferences of our target customers. Our comprehensive music strategy encompasses a high level of focus on the in-store music experience. We continue to adopt strategies to focus on music and music/pop culture-oriented merchandise, operate a fundamentally regular price business, emphasize superior customer service and host unique in-store events such as live local band performances, celebrity signings and appearances, and sponsored live band performances at special closed venues around the United States exclusively available to Hot Topic customers. We believe these live experiences connect customers with their music and pop culture idols, resulting in deeply personal interactions. During the fourth quarter of fiscal 2009, we launched our Hot Topic loyalty program, HT+1. HT+1 is free to join and is designed to build customer loyalty and encourage repeat sales by allowing its members an opportunity to earn points for every store visit, store purchase, online purchase and through a variety of other ways. In addition, our loyalty program extends members special offers, prizes and access to exclusive information about sales and events that is not available to other customers. Another key customer service enhancement that we implemented during the third quarter of fiscal 2009 was the installation of touchscreen kiosk terminals in all stores. These kiosks provide our customers with convenient access to their HT+1 loyalty accounts as well as the ability to listen to a selection of music sold in the store.

Our Torrid division focuses on fashion forward apparel and accessories for plus-size young women. Our target customers have a youthful attitude and desire to reflect current fashion trends in their dress. Elements of Torrid’s business strategy include focusing on current fashion trends, listening to the customer and emphasizing customer service and the in-store experience. We believe that we continue to make significant progress in the development of our Torrid brand. During the second quarter of fiscal 2008, we rolled out our private label Torrid credit card program, divastatusSM and together with consistent marketing, the growth of our loyalty program (divastyle®), in-store operational improvements, and focusing of the assortment to reflect more of our customers’ attitudes and preferences, we believe that the recognition of our Torrid brand and the close relationships with our customers will continue to grow.

As part of our ongoing and evolving music strategy, we developed and launched ShockHound during the third quarter of fiscal 2008. ShockHound represents all music genres and includes a vast selection of MP3s, band merchandise, exclusive editorial content and original programming. We encourage our members to be part of the ShockHound experience by offering them the opportunity to join in the musical dialogue via a social networking platform. We recognize that our customers learn about and acquire music differently than they have in the past and we believe we can meet their needs by providing a more comprehensive, authentic online music discovery experience. We are extremely focused on reaching a wide ShockHound audience as we believe that there is a direct relationship between the amount of music merchandise purchased from www.shockhound.com and the level of traffic flowing to the website.

In fiscal 2009, comparable store sales were down 5.1%, consisting of a Hot Topic division comparable store sales decrease of 5.6% and a Torrid division comparable store sales decrease of 2.9%. The comparable store sales decline at Hot Topic resulted from decreases in all major categories. The comparable store sales decline at our Torrid division was due to a decline in apparel, particularly in tops, partially offset by an increase in accessories.

At the end of fiscal 2009, we operated 680 Hot Topic stores throughout the United States and Puerto Rico and 156 Torrid stores in 35 states, compared to 681 Hot Topic stores and 159 Torrid stores at the end of fiscal 2008. During fiscal 2009, we opened two new Hot Topic stores and one new Torrid store, and closed three Hot Topic stores and four Torrid stores. We also remodeled or relocated 16 existing Hot Topic stores during fiscal 2009. We currently anticipate opening approximately five new Hot Topic stores, which include some in Canada, and approximately five new Torrid stores during fiscal 2010 (the fiscal year ending January 29, 2011). We also plan to remodel or relocate approximately 30 existing Hot Topic stores and to close approximately five Hot Topic and five Torrid stores during fiscal 2010.

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

We operate on a 52- or 53-week fiscal year, which ends on the Saturday nearest to January 31. Fiscal 2009, 2008 and 2007 were 52-week fiscal years, while fiscal 2006 was a 53-week year. Our fiscal year 2010 is a 52-week year ending on January 29, 2011. The 53rd week in fiscal 2006 caused a one-week shift in our 2007 fiscal calendar, referred to below as the “Retail Calendar Shift,” resulting in the end of our quarters during fiscal 2007 being shifted later by one week relative to the corresponding quarter-ended dates in fiscal 2006. Seasonal influences near these quarter-end dates may cause year-over-year comparisons to be impacted by the Retail Calendar Shift. Our reported comparable store results for fiscal 2007, both in this Form 10-K and in our other public disclosures, have been adjusted for the shift.

We consider a store comparable after it has been open for 15 full months. If a store is closed during a period, it is included in the computation of comparable store sales for that fiscal month, quarter and year-to-date period, only for the days in which the store was operating as compared to the full month in the comparable period. At the end of fiscal 2009, 656 of the 680 Hot Topic stores were included in the comparable store base, compared to 665 of the 681 stores open at the end of fiscal 2008. At the end of fiscal 2009, 152 of the 156 Torrid stores were included in the comparable store base, compared to 136 of the 159 stores open at the end of fiscal 2008.

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal Year
	2009	2008	2007
Net sales (in millions)	$736.7	$761.1	$728.1
Total store count at end of period	836	840	841
Comparable store sales count at end of period	808	801	777
Net sales growth	(3.2)%	4.5%	(3.1)%
Comparable store sales growth	(5.1)%	1.0%	(4.4)%
Net store sales per average square foot	$422	$444	$441
Gross margin (in millions)	$256.3	$273.3	$251.4
Income from operations (in millions)	$19.2	$30.8	$24.3
Diluted earnings per share	$0.27	$0.45	$0.36
Stores square footage (in thousands)	1,585.5	1,593.3	1,587.6

We have repurchased our common stock from time to time in the open market when we feel market conditions make repurchases attractive. We completed share repurchase plans announced in each of fiscal 2004, 2005 and 2007. We repurchased 4,000,000, 1,435,000 and 870,470 shares of our common stock during these three years, respectively. We did not repurchase any shares of our common stock during fiscal 2009 or 2008.

Our ability to achieve business objectives in fiscal 2010 and beyond will be dependent on many factors, known and unknown, including those outlined in the sections entitled “Cautionary Statement Regarding Forward Looking Disclosure” and “Risk Factors.”

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales and certain store data:

	Fiscal Year
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution & occupancy costs	65.2%	64.1%	65.5%

Gross margin	34.8%	35.9%	34.5%
Selling, general and administrative expenses	32.2%	31.9%	31.2%

Income from operations	2.6%	4.0%	3.3%
Interest and other income, net	0.1%	0.3%	0.3%

Income before income tax	2.7%	4.3%	3.6%
Provision for income taxes	1.1%	1.7%	1.4%

Net income	1.6%	2.6%	2.2%

Fiscal 2009 Compared to Fiscal 2008

Net sales decreased approximately $24.4 million, or 3.2%, to $736.7 million in fiscal 2009 from $761.1 million in fiscal 2008. The components of this $24.4 million decrease in net sales are as follows:

Amount (millions)	Description
$(30.5)	Decrease in comparable net sales from Hot Topic stores in fiscal 2009 compared to fiscal 2008.
(6.1)	Decrease in net sales due to the closure of 3 Hot Topic stores and 4 Torrid stores during fiscal 2009.
(3.6)	Decrease in comparable net sales from Torrid stores in fiscal 2009 compared to fiscal 2008.
1.1	Increase in net sales from 2 new Hot Topic stores opened in fiscal 2009 and from 6 Hot Topic stores not yet qualifying as comparable stores.
3.2	Increase in net sales from 1 new Torrid stores opened in fiscal 2009 and from 3 Torrid stores not yet qualifying as comparable stores.
11.5	Increase in Internet sales.

$(24.4)	Total

In both fiscal 2009 and 2008, Hot Topic and Torrid each had annual average store volumes, excluding Internet sales, of $0.8 million. Hot Topic sales of apparel category merchandise, as a percentage of total net sales, was 53% in fiscal 2009 compared to 55% in fiscal 2008. Torrid sales of apparel category merchandise, as a percentage of total net sales, was 76% in fiscal 2009 compared to 78% in fiscal 2008.

Gross margin decreased approximately $17.0 million to $256.3 million in fiscal 2009 from $273.3 million in fiscal 2008. As a percentage of net sales, gross margin decreased to 34.8% in fiscal 2009 from 35.9% in fiscal 2008. The components of this 1.1 percentage point decrease in gross margin as a percentage of net sales are as follows:

%	Description
(0.9)	Decrease in merchandise margin as a result of higher markdowns, partially offset by higher realized markup.
(0.2)	Increase in store depreciation related to higher expenses for computer hardware and software and due to deleveraging on lower store sales.
(0.1)	Increase in buying payroll, primarily due to deleveraging on lower store sales.
0.1	Decrease in distribution expenses, primarily due to lower freight and distribution center depreciation, partially offset by deleveraging on lower store sales.

(1.1)%	Total

Selling, general and administrative expenses decreased approximately $5.5 million to $237.0 million in fiscal 2009 from $242.5 million in fiscal 2008. As a percentage of net sales, selling, general and administrative expenses were 32.2% in fiscal 2009 compared to 31.9% in fiscal 2008. The components of this 0.3 percentage point increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
0.5	Deleveraging on store payroll due to lower store sales and higher store payroll and related costs, partially offset by lower store performance based bonuses.
0.2

Increase in other store expenses, primarily due to an increase in store repair and maintenance expenses and higher processing fees for sales transactions, partially offset by lower telecommunications costs.

(0.1)	Decrease in preopening costs as a result of fewer new stores and expenses related to launching our online music site in 2008.
(0.1)	Decrease in marketing expenses, primarily due to reduced spending on marketing sponsorships.
(0.2)	Decrease in general and administrative payroll, due to performance based bonuses, partially offset by higher payroll and related costs.

0.3%	Total

Income from operations decreased to $19.2 million in fiscal 2009 from $30.8 million in fiscal 2008. As a percentage of net sales, income from operations was 2.6% in fiscal 2009 compared to 4.0% in fiscal 2008. Operating income on an average store basis was approximately $23,000 in fiscal 2009 compared to $37,000 in fiscal 2008. Net income included net losses from our ShockHound concept of $3.1 million ($0.07 per share) in fiscal 2009 compared to $2.3 million ($0.05 per share) in fiscal 2008.

As a result of lower interest rate yields, interest income, net of interest expense, and other income as a percentage of sales was 0.1% in fiscal 2009 compared to 0.3% in 2008.

Our effective tax rate was 39.9% and 39.2% in fiscal 2009 and 2008, respectively. The increase was primarily due to a decrease in non-taxable income arising from lower interest rate yields, and an increase in the liability associated with unrecognized tax benefits, partially offset by non-taxable income from deferred compensation investment gains and lower effective state income tax rates.

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

Our business, particularly at Hot Topic, is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school, Halloween and holiday (defined as the week of Thanksgiving through the first few days of January) seasons, and other periods when schools are not in session. The holiday season remains our single most important selling season. We believe, however, that the importance of the summer vacation and back-to-school seasons (which affect operating results in the second and third quarters, respectively) and to a lesser extent, the spring break season (which affects operating results in the first quarter) as well as Halloween (which affects operating results in the third quarter), all reduce our dependence on the holiday season. Furthermore, summer vacation, back-to-school and spring break take place at somewhat different times in different parts of the country, spreading the impact of these events on our sales over a longer period. As is the case with many retailers of apparel, accessories and related merchandise, we typically experience lower net sales in the first and second fiscal quarters relative to other quarters. In addition, seasonal influences near quarter-end dates may cause year-over-year comparisons to be impacted by the Retail Calendar Shift.

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

	Fiscal Year 2009				Fiscal Year 2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except selected operating and per share data)
Statements of Operations Data:
Net sales	$175,125	$157,793	$189,568	$214,224	$158,978	$166,814	$197,309	$237,973
Gross margin	60,130	49,658	69,894	76,575	51,625	55,568	74,181	91,931
Income (loss) from operations	1,852	(5,426)	9,634	13,187	(2,688)	(1,154)	11,759	22,904
Net income (loss)	$1,225	$(3,177)	$5,849	$7,983	$(1,406)	$(450)	$7,438	$14,160

Earnings (loss) per share:
Basic	$0.03	$(0.07)	$0.13	$0.18	$(0.03)	$(0.01)	$0.17	$0.32
Diluted	$0.03	$(0.07)	$0.13	$0.18	$(0.03)	$(0.01)	$0.17	$0.32

Weighted average shares outstanding:
Basic	44,000	44,064	44,143	44,331	43,717	43,756	43,810	43,873
Diluted	44,679	44,064	44,497	44,395	43,717	43,756	43,972	44,209

Selected Operating Data:
Comparable store sales	7.1%	(7.7)%	(5.0)%	(11.5)%	(2.8)%	(0.9)%	1.0%	5.2%
Stores open at end of period	837	835	836	836	840	842	841	840

LIQUIDITY AND CAPITAL RESOURCES

During the last three fiscal years, our primary uses of cash have been to purchase merchandise inventories, improve our information technology infrastructure and finance store remodels, relocations and to a lesser extent new store openings. In the past we have also made periodic repurchases of our common stock. We have satisfied our cash requirements principally from cash flows from operations. We also maintain a $5.0 million unsecured credit agreement for issuing letters of credit for inventory purchases that is set to expire on September 1, 2010. We expect to renew the agreement under similar terms prior to its expiration. There were letters of credit for $111,000 and $446,000 outstanding at January 30, 2010 and January 31, 2009, respectively. Cash, cash equivalents and short- and long-term investments held by us were $131.3 million and $105.9 million as of January 30, 2010 and January 31, 2009, respectively. We believe our current cash balances and cash generated from operations will be sufficient to fund our operations through at least the next 12 months.

Cash and cash equivalents are held primarily in diversified money market funds. Our short-term investments were $5.3 million at January 30, 2010, consist primarily of highly rated municipal bonds, have maturities that are less than six months and are accounted for as available for sale. At January 30, 2010, our long-term investments consisted of certificates of deposit and AAA/Aaa/A3-rated auction rate securities. The certificates of deposit are guaranteed by the Federal Deposit Insurance Corporation and have maturities of less than 2 years. As of January 30, 2010, the fair value of our certificates of deposit was $5.0 million. We did not have any certificates of deposit as of January 31, 2009.

Our auction rate securities are accounted for as available for sale, are backed by pools of student loans guaranteed by the U.S. Department of Education, are debt instruments with maturities that range from 24 to 31 years and have interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold and historically has provided a liquid market for them. There continues to be uncertainty in the global credit and capital markets, which has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities has been determined based on a valuation model using current assumptions.

As of January 30, 2010 and January 31, 2009, the fair value of our auction rate securities was $3.2 million and $8.4 million, respectively. The $5.2 million decrease represents a $6.2 million repurchase of certain of our auction rate securities at par by the broker through whom we originally purchased them, and a $0.3 million redemption of certain auction rate securities at par. The decrease is offset by the recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.2 million. The fair value of our remaining auction rate securities as of January 30, 2010, reflects a cumulative decline of $0.7 million from the original par value. This cumulative $0.7 million decline ($0.4 million net of tax) is deemed temporary as we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide to sell these securities and it becomes more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis, we may be required to recognize impairment charges against income.

For the fiscal year ended January 30, 2010, we have recorded an unrealized gain of $1.3 million ($0.8 million net of tax) for our auction rate securities in accumulated other comprehensive income, or OCI, reflected in the shareholders’ equity section of the consolidated balance sheet. This $1.3 million unrealized gain represents a recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.2 million.

While the auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Working capital was $158.5 million and $125.6 million for fiscal 2009 and 2008, respectively. The increase in working capital from fiscal 2008 to 2009 is primarily attributable to higher levels of cash and cash equivalents, lower accrued liabilities and income tax payable, partially offset by lower inventory and short-term investments at the end of fiscal 2009 compared to fiscal 2008.

Net cash flows provided by operating activities were $46.0 million and $77.0 million in fiscal 2009 and 2008, respectively. The $31.0 million decrease in cash flows from operating activities in fiscal 2009 as compared to fiscal 2008 was primarily attributable to decreases in income tax payable, accrued liabilities and net income along with an increase in deposits and other assets. The decrease in cash flows from operating activities was partially offset by an increase in deferred taxes and a decrease in inventory.

Net cash flows used in investing activities were $20.6 million and $4.3 million in fiscal 2009 and 2008, respectively. The $16.3 million increase in net cash used in investing activities in fiscal 2009 as compared to fiscal 2008 was attributable to a $15.2 million decrease in proceeds from the sale of short- and long-term investments, net of purchases and a $1.1 million increase in purchases of property and equipment.

Net cash flows provided by financing activities were $2.2 million and $1.1 million in fiscal 2009 and 2008, respectively. The $1.1 million increase in fiscal 2009 compared to fiscal 2008 was principally as a result of a $0.9 million increase in the proceeds from the exercise of stock options and employee stock purchases and a $0.2 million increase in excess tax benefit from stock-based compensation.

We anticipate we will spend approximately $30 to $32 million on capital expenditures in fiscal 2010. Of the $30 to $32 million, we plan to spend approximately $17 to $19 million for store construction and other improvements to existing stores, including the remodel or relocation of approximately 30 existing Hot Topic stores. We plan to spend the remaining capital expenditures on various improvements in our information technology infrastructure, including technological improvements at the store level, the purchase of new computer hardware and software and the further development and improvement of our Internet sites.

During fiscal 2009, our average gross capital expenditures for new and remodeled Hot Topic and Torrid stores, including leasehold improvements and furniture and fixtures, totaled approximately $215,000 and $353,000, respectively. Hot Topic stores were an average of 1,758 square feet compared to Torrid stores, which averaged 2,494 square feet. The average initial gross inventory for the new Hot Topic stores opened in 2009 was approximately $105,000 compared to $51,000 for new Torrid stores. Initial inventory requirements vary at new stores depending on the season and current merchandise trends. The average pre-opening costs for a new Hot Topic and a new Torrid store were approximately $19,000 and $27,000, respectively.

In August 2007, our board of directors approved the repurchase of up to $40.0 million of our outstanding common stock. During fiscal 2007, we repurchased 870,470 shares for approximately $7.2 million, which represents an average price of $8.23 per share. This share repurchase program expired at the end of fiscal 2007.

The following table summarizes our contractual obligations as of January 30, 2010, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period (in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations

Operating leases¹	$289,059	$58,490	$101,934	$72,477	$56,158
Purchase obligations	79,154	79,154	—	—	—
Letters of credit and other obligations	9,771	4,036	4,235	1,500	—
Income tax audit settlements²	354	354	—	—	—

Total contractual obligations	$378,338	$142,034	$106,169	$73,977	$56,158

(1)	See Note 7 to our consolidated financial statements for additional disclosure related to operating lease obligations.

(2)	The $0.4 million of income tax audit settlements relate to certain open audits we expect to be fully settled in fiscal 2010 and to gross unrecognized tax benefits for which the statutes of limitations are expected to expire in fiscal 2010. Due to the uncertainty regarding the timing of future cash outflows associated with other noncurrent unrecognized tax benefits of $1.8 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amount in the contractual obligations table above.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion about the application of these and other accounting policies, refer to Note 1 to our consolidated financial statements elsewhere in this report.

Inventories: Inventories are valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. Under the retail method, inventory is stated at its current retail selling value and then is converted to a cost basis by applying an average cost factor that represents the average cost-to-retail ratio based on beginning inventory and the purchase activity for the month. Throughout the year, we review our inventory levels in order to identify slow-moving merchandise and use permanent markdowns to sell through selected merchandise. We record a charge to cost of goods sold for permanent markdowns. Inherent in the retail method are certain significant management judgments and estimates including initial merchandise markup, future sales, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. To the extent our estimated markdowns at period-end prove to be insufficient, additional future markdowns will need to be recorded. Physical inventories are conducted during the year to determine actual inventory on hand and shrinkage. We accrue our estimated inventory shrinkage for the period between the last physical count and current balance sheet date. Thus, the difference between actual and estimated shrink amounts may cause fluctuations in quarterly results, but not for the full fiscal year results.

Valuation of Long-Lived Assets: We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. These cash flows are calculated by netting future estimated store sales against associated merchandise costs and store-related expenses such as payroll and occupancy. The estimated store sales, net of the aforementioned costs and expenses, used for this nonrecurring fair value measurement is considered a Level 3 input and discussed in more detail in our consolidated financial statements elsewhere in this report. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges.

Revenue Recognition: Revenue is recognized at our retail store locations at the point at which the customer receives and pays for the merchandise at the register. For online sales, revenue is recognized upon delivery to the customer. Sales are recognized net of merchandise returns, which are reserved for based on historical experience. Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption. Shipping and handling revenues from our websites are included as a component of net sales. For the years ended January 30, 2010, January 31, 2009 and February 2, 2008, net merchandise returns were $24.0 million, $23.7 million and $22.6 million, respectively.

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

Vendor Allowances: We receive certain allowances from our vendors primarily related to damaged merchandise, markdowns and pricing. Allowances received from vendors related to damaged merchandise and pricing are reflected as a reduction of inventory in the period they are received and allocated to cost of sales during the period in which the items are sold. Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received as these allowances are received after goods have been sold or marked down. For the years ended January 30, 2010, January 31, 2009 and February 2, 2008, we received vendor allowances of $8.3 million, $8.4 million and $9.5 million, respectively, of which $8.2 million, $8.2 million and $9.3 million, respectively, were accounted for as a reduction of cost of goods sold. Most of the vendor allowances that we receive are based on on-going agreements and negotiations with vendors. We receive vendor allowances from substantially all of our vendors.

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

Self-Insurance: We are self-insured for certain losses related to medical and workers compensation claims although we maintain stop loss coverage with third party insurers to limit our total liability exposure. The estimate of our self-insurance liability involves uncertainty since we must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating our self-insurance liability, we consider a number of factors, which include historical claim experience and valuations provided by independent third party actuaries. As claims develop, the actual ultimate losses may differ from actuarial estimates. Therefore, an analysis is performed quarterly to determine if modifications to the accrual are required.

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

We are not a party to any derivative financial instruments. Our exposure to market risk primarily relates to changes in interest rates on our investments with maturities of less than three months (which are considered to be cash and cash equivalents) and short- and long-term investments with maturities in excess of three months. A 100 basis point change in interest rates over a three month period would not have a material impact on the fair value of our investment portfolio as of January 30, 2010.

We hold long-term investments in AAA/Aaa/A3-rated auction rate securities. These auction rate securities are accounted for as available for sale, are backed by pools of student loans guaranteed by the U.S. Department of Education, are debt instruments with maturities that range from 24 to 31 years and have interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold and historically has provided a liquid market for them. There continues to be uncertainty in the global credit and capital markets, which has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities has been determined based on a valuation model using current assumptions.

As of January 30, 2010 and January 31, 2009, the fair value of our auction rate securities was $3.2 million and $8.4 million, respectively. The $5.2 million decrease represents a $6.2 million repurchase of certain of our auction rate securities at par by the broker through whom we originally purchased them, and a $0.3 million redemption of certain auction rate securities at par. The decrease is offset by the recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.2 million. The fair value of our remaining auction rate securities as of January 30, 2010, reflects a cumulative decline of $0.7 million from the original par value. This cumulative $0.7 million decline ($0.4 million net of tax) is deemed temporary as we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide to sell these securities and it becomes more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis, we may be required to recognize impairment charges against income.

For the fiscal year ended January 30, 2010, we have recorded an unrealized gain of $1.3 million ($0.8 million net of tax) for our auction rate securities in accumulated other comprehensive income, or OCI, reflected in the shareholders’ equity section of the consolidated balance sheet. This $1.3 million unrealized gain represents a recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.2 million.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 30, 2010. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of January 30, 2010.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 30, 2010. In making this assessment, we used the criteria set forth by COSO in Internal Control-Integrated Framework. Our management concluded that, as of January 30, 2010, our internal control over financial reporting was effective based on the criteria set forth by COSO in Internal Control-Integrated Framework.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hot Topic, Inc.

We have audited Hot Topic, Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hot Topic, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hot Topic, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hot Topic, Inc., and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2010 of Hot Topic, Inc. and our report dated March 19, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 19, 2010

ITEM 9B.	OTHER INFORMATION

On March 17, 2010, the Board, pursuant to the 2009 annual incentive bonus plan for our executive officers and based on the performance of our Torrid division during fiscal 2009, awarded a bonus to Christopher Daniel, our President, Torrid, in the amount of $215,156.

On March 17, 2010, at a regularly scheduled meeting, the Board granted stock options to our named executive officers as follows:

Named Executive Officer	Title	Stock Options (# of shares)
Elizabeth McLaughlin	Chief Executive Officer	150,000
Gerald Cook	Chief Operating Officer	100,000
Christopher Daniel	President, Torrid	75,000
James McGinty	Chief Financial Officer	75,000
John Kirkpatrick	Senior Vice President and Chief Music Officer	15,000

The stock options (i) were granted pursuant to our 2006 Equity Incentive Plan, as amended, (ii) terminate ten years after the date of grant, or earlier in the event the option holder’s service to the company is terminated and (iii) have an exercise price per share of $6.37, the closing price of our common stock as reported on the Nasdaq Stock Market for March 17, 2010. Subject to the option holder’s continuous service to the company, twenty-five percent of the shares of common stock subject to such stock options vests on the first anniversary of the date of grant and the remaining shares vest quarterly over the following three years.

On March 17, 2010, the Board established the 2010 annual incentive bonus plan for our executive officers. The 2010 plan includes bonus targets based upon the achievement of certain specified financial goals for the fiscal year. The performance targets under the 2010 plan range from a minimum (or threshold) level to a maximum level, with a target level in between. The financial performance targets attributable to particular executive officers are varied to align the officers’ duties with the appropriate metrics that best reflect the officers’ impact on the company and our performance. The targets for our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer are based on the company achieving certain levels of net income. The target for our President, Torrid is based on our Torrid division achieving certain levels of operating income. The target for our Senior Vice President and Chief Music Officer is based on our Hot Topic division achieving certain levels of operating income. The payouts under the 2010 plan at the target level for our named executive officers, as a percentage of their base salary, are as follows:

Named Executive Officer	Target Payout as Percentage of Base Salary
Elizabeth McLaughlin Chief Executive Officer and Director	100%

Gerald Cook Chief Operating Officer	75%

Christopher Daniel President, Torrid	75%

James McGinty Chief Financial Officer	50%

John Kirkpatrick Senior Vice President and Chief Music Officer	50%

On March 17, 2010, the Board established a two-year cash-based key performance bonus plan for certain of our named executive officers. The key performance plan includes bonus targets based upon the company achieving certain cumulative levels of net income in fiscal years 2010 and 2011. The performance targets under the key performance plan range from a target level to a maximum level. There is no payout if the target level is not achieved. The payouts under the key performance plan at the target level are as follows:

Named Executive Officer	Target Payout
Elizabeth McLaughlin Chief Executive Officer And Director	$1,060,000

Gerald Cook Chief Operating Officer	500,000

Christopher Daniels President, Torrid	425,000

James McGinty Chief Financial Officer	250,000

The fiscal 2010 base salaries for our named executive officers will remain unchanged from their fiscal 2009 base salaries.

On March 16, 2010, the Compensation Committee confirmed that the target goals for performance share awards granted in fiscal 2007 had not been met, and therefore all such awards terminated and are of no further force or effect.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See the section entitled “Executive Officers” in Part I, Item 1 hereof for information regarding our executive officers.

The information required by this item with respect to directors is incorporated by reference to the information appearing under the caption “Election of Directors,” contained in our Definitive Proxy Statement which will be filed with the SEC within 120 days of January 30, 2010 pursuant to Regulation 14A in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held on June 8, 2010, or the Proxy Statement.

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

For the Fiscal Years Ended January 30, 2010, January 31, 2009 and February 2, 2008

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions/ Write-offs	Balance at End of Year
Fiscal 2009
Allowance for sales returns	$393	$(30)	$—	$363

Fiscal 2008
Allowance for sales returns	$399	$(6)	$—	$393

Fiscal 2007
Allowance for sales returns	$495	$(96)	$—	$399

(a)(3)	Index to Exhibits—See Item 15(b) below.

(b)	Exhibits

The exhibits listed under Item 15(b) hereof are filed with, and incorporated by reference into, this Annual Report on Form 10-K. Management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(b) are so identified therein.

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (333-5054-LA) and incorporated herein by reference.)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation. (Filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

3.3	Amended and Restated Bylaws, as amended. (Filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 ( 333-5054-LA) and incorporated herein by reference.)

10.1a	Form of Indemnity Agreement entered into between Registrant and its directors and officers. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 ( 333-5054-LA) and incorporated herein by reference.)

10.2a	2006 Equity Incentive Plan (the “2006 Plan”), as amended. (Filed as Exhibit 10.2a to Registrant’s Annual Report on Form 10-K for the year ended February 3, 2007 and incorporated herein by reference.)

10.3a	Form of Nonstatutory Stock Option Agreement of Registrant pursuant to the 2006 Plan. (Filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on June 15, 2006 and incorporated herein by reference.)

10.4a	Form of Incentive Stock Option Agreement of Registrant pursuant to the 2006 Plan. (Filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on June 15, 2006 and incorporated herein by reference.)

10.5a	1996 Non-Employee Directors’ Stock Option Plan, as amended. (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 13, 2008 and incorporated herein by reference.)

10.6a	Employee Stock Purchase Plan, as amended. (Filed as Exhibit 10.6a to Registrant’s Annual Report on Form 10-K for the year ended February 3, 2007 and incorporated herein by reference.)

10.7a	Hot Topic 401(k) Plan of Registrant, effective as of August 1, 1995, as amended. (Filed as Exhibit 10.7a to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

10.8a	Form of Restricted Stock Bonus Agreement between the Registrant and each of its non-employee directors. (Filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001 and incorporated herein by reference.)

10.9a	Form of Performance Share Award Agreement and Program, under the 1996 Equity Incentive Plan. (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2006 and incorporated herein by reference.)

Exhibit Number	Description of Document
10.10a	Hot Topic, Inc. Deferred Compensation Plan. (Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on July 6, 2006 and incorporated herein by reference.)

10.11a	Board Compensation Summary.

10.12a	Performance Share Award Agreement and Program, under the 2006 Plan. (Filed as Exhibit 10.28a to Registrant’s Annual Report on Form 10-K for the year ended February 3, 2007 and incorporated herein by reference.)

10.13a	Amended and Restated Employment Letter Agreement dated November 24, 2008 between the Registrant and Gerald Cook. (Filed as Exhibit 10.1a to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008 and incorporated herein by reference.)

10.14a	Amended and Restated Employment Letter Agreement dated November 24, 2008 between the Registrant and James McGinty. (Filed as Exhibit 10.2a to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008 and incorporated herein by reference.)

10.15a	Amended and Restated Employment Letter Agreement dated November 24, 2008 between the Registrant and Christopher Daniel. (Filed as Exhibit10.3a to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008 and incorporated herein by reference.)

10.16a	Amended and Restated Employment Letter Agreement dated December 23, 2008 between the Registrant and John Kirkpatrick.

10.17a	Form of Performance Share Award Cancellation Agreement. (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 18, 2008 and incorporated herein by reference.)

10.18	Industrial Real Estate Lease (Multi-Tenant Facility), dated December 10, 1998, entered into between Registrant’s wholly owned subsidiary, Hot Topic Administration, Inc. and Majestic Realty Co. and Patrician Associates, Inc. (Filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference.)

10.19	Guaranty of Lease, dated December 10, 1998, entered into between the Registrant and Majestic Realty Co. and Patrician Associates, Inc. (Filed as Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference.)

10.20	First Amendment to Industrial Real Estate Lease, dated March 19, 2001, by and between Majestic—Fullerton Road, LLC, PFG Fullerton Limited Partnership, and Hot Topic Administration, Inc. (Filed as Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended February 3, 2001 and incorporated herein by reference.)

10.21	Third Amendment to Industrial Real Estate Lease, dated February 25, 2004, by and among Majestic-Fullerton Road, LLC, PFG Fullerton Limited Partnership, and Hot Topic Administration, Inc. (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated herein by reference.)

10.22	Centre Pointe Distribution Park Lease, dated June 1, 2004, by and among Crescent Resources, LLC and Hot Topic, Inc. (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 and incorporated herein by reference.)

10.23	Purchase and sale agreement between the Registrant and Crescent Resources, LLC. (Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on June 20, 2005 and incorporated herein by reference.)

10.24	Union Bank of California Trust Agreement. (Filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on July 6, 2006 and incorporated herein by reference.)

21	Hot Topic, Inc. List of Subsidiaries.

Exhibit Number	Description of Document
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney is contained on the signature page.

31.1	Certification, dated March 19, 2010, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated March 19, 2010, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated March 19, 2010, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

a	Denotes management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules

Reference is made to Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOT TOPIC, INC.

By:	/s/ ELIZABETH MCLAUGHLIN
Elizabeth McLaughlin
Chief Executive Officer and Director

March 19, 2010

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

Name	Position	Date
/s/ ELIZABETH MCLAUGHLIN Elizabeth McLaughlin	Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2010

/s/ JAMES MCGINTY James McGinty	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 19, 2010

/s/ BRUCE QUINNELL Bruce Quinnell	Chairman of the Board	March 19, 2010

/s/ EVELYN D’AN Evelyn D’An	Director	March 19, 2010

/s/ LISA M. HARPER Lisa M. Harper	Director	March 19, 2010

/s/ W. SCOTT HEDRICK W. Scott Hedrick	Director	March 19, 2010

/s/ ANDREW SCHUON Andrew Schuon	Director	March 19, 2010

/s/ THOMAS VELLIOS Thomas Vellios	Director	March 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Hot Topic, Inc.

We have audited the accompanying consolidated balance sheets of Hot Topic, Inc. as of January 30, 2010 and January 31, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2010. Our audit also included the financial statement schedule listed in the Index at Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hot Topic, Inc. at January 30, 2010 and January 31, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hot Topic, Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 19, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 19, 2010

Hot Topic, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	January 30, 2010	January 31, 2009
Assets
Current assets:
Cash and cash equivalents	$117,764	$90,135
Short-term investments	5,301	7,375
Inventory	76,483	79,923
Prepaid expenses and other	14,395	13,897
Deferred tax assets	6,192	6,365

Total current assets	220,135	197,695
Property and equipment, net	140,252	155,290
Deposits and other	3,304	1,607
Long-term investments	8,192	8,402
Deferred tax assets	4,511	7,577

Total assets	$376,394	$370,571

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$20,235	$19,457
Accrued liabilities	40,824	45,055
Income taxes payable	545	7,601

Total current liabilities	61,604	72,113
Deferred rent and other	32,376	36,909
Income taxes payable	2,380	1,850
Deferred compensation	2,987	1,273

Commitments and contingencies

Shareholders’ equity:

Preferred shares, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, no par value; 150,000,000 shares authorized; 44,339,711 and 43,949,726 shares issued and outstanding at January 30, 2010 and January 31, 2009, respectively	122,552	116,740
Retained earnings	154,905	143,025
Accumulated other comprehensive loss	(410)	(1,339)

Total shareholders’ equity	277,047	258,426

Total liabilities and shareholders’ equity	$376,394	$370,571

See accompanying Notes to Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Years Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Net sales	$736,710	$761,074	$728,121
Cost of goods sold, including buying, distribution and occupancy costs	480,453	487,769	476,677

Gross margin	256,257	273,305	251,444
Selling, general and administrative expenses	237,010	242,483	227,147

Income from operations	19,247	30,822	24,297
Interest income, net	519	1,670	1,934

Income before income taxes	19,766	32,492	26,231
Provision for income taxes	7,886	12,750	10,219

Net income	$11,880	$19,742	$16,012

Earnings per share:
Basic	$0.27	$0.45	$0.36

Diluted	$0.27	$0.45	$0.36

Shares used in computing earnings per share:
Basic	44,134	43,789	44,005
Diluted	44,409	43,913	44,132

See accompanying Notes to Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at February 4, 2007	44,230	$107,088	$113,536	$(3)	$220,621
Exercise of stock options	271	1,293	—	—	1,293
Employee stock purchase plan	56	380	—	—	380
Restricted stock awards	12	155	—	—	155
Repurchase of common stock	(870)	(897)	(6,265)	—	(7,162)
Tax benefit from exercise of stock options, net	—	351	—	—	351
Stock-based compensation expense	—	3,503	—	—	3,503
Comprehensive income:
Net income	—	—	16,012	—	16,012

Total comprehensive income					16,012

Balance at February 2, 2008	43,699	111,873	123,283	(3)	235,153
Exercise of stock options	166	440	—	—	440
Employee stock purchase plan	71	329	—	—	329
Restricted stock awards	14	155	—	—	155
Tax deficiency from exercise of stock options, net	—	(16)	—	—	(16)
Stock-based compensation expense	—	3,959	—	—	3,959
Comprehensive income:
Net income	—	—	19,742	—	19,742
Unrealized loss on short- and long-term investments, net	—	—	—	(1,336)	(1,336)

Total comprehensive income					18,406

Balance at January 31, 2009	43,950	116,740	143,025	(1,339)	258,426
Exercise of stock options	301	1,319	—	—	1,319
Employee stock purchase plan	63	365	—	—	365
Restricted stock awards	26	155	—	—	155
Tax benefit from exercise of stock options, net	—	107	—	—	107
Stock-based compensation expense	—	3,866	—	—	3,866
Comprehensive income:
Net income	—	—	11,880	—	11,880
Unrealized gain on short- and long-term investments, net	—	—	—	929	929

Total comprehensive income					12,809

Balance at January 30, 2010	44,340	$122,552	$154,905	$(410)	$277,047

See accompanying Notes to Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended
	January 30, 2010	January 31, 2009	February 2, 2008
OPERATING ACTIVITIES
Net income	$11,880	$19,742	$16,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,317	38,328	41,583
Stock-based compensation	4,021	4,114	3,658
Loss on disposal of fixed assets	344	572	336
Impairment of long-lived assets	1,454	1,198	1,575
Deferred taxes	2,276	(2,941)	(3,459)
Gift card breakage	(1,071)	(1,152)	(1,151)
Changes in operating assets and liabilities:
Inventory	3,441	382	(6,437)
Prepaid expenses and other current assets	(498)	801	(196)
Deposits and other assets	(1,697)	(239)	(780)
Accounts payable	778	1,289	2,306
Accrued liabilities	(2,003)	11,103	2,693
Deferred rent	(4,722)	(3,640)	(126)
Income taxes payable	(6,526)	7,447	(4,423)

Net cash provided by operating activities	45,994	77,004	51,591

INVESTING ACTIVITIES
Purchases of property and equipment	(24,332)	(23,257)	(48,766)
Proceeds from sale of short- and long-term investments	13,810	26,672	156,164
Purchases of short- and long-term investments	(10,085)	(7,743)	(141,474)

Net cash used in investing activities	(20,607)	(4,328)	(34,076)

FINANCING ACTIVITIES
Excess tax benefit from stock-based compensation	558	299	455
Proceeds from employee stock purchases and exercise of stock options	1,684	769	1,673
Repurchase of common stock	—	—	(7,162)

Net cash provided by (used in) financing activities	2,242	1,068	(5,034)
Increase in cash and cash equivalents	27,629	73,744	12,481

Cash and cash equivalents at beginning of year	90,135	16,391	3,910

Cash and cash equivalents at end of period	$117,764	$90,135	$16,391

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$12	$73	$96

Cash paid during the period for income taxes	$12,680	$7,759	$17,193

Capital lease obligation (non-cash financing activity)	$741	$—	$—

See accompanying Notes to Consolidated Financial Statements.

HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2010

NOTE 1. Organization and Summary of Significant Accounting Policies

Organization and Business Activities

We are a mall and web-based specialty retailer operating the Hot Topic and Torrid concepts, as well as the e-space music concept, ShockHound. At Hot Topic, our business strategy is built on the foundation of pop culture and its relevance to our target teen customer. Within pop culture, we believe music plays a primary and integral role in the minds, activities and preferences of our target customers. We sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items for young men and women principally between the ages of 12 and 22. At Torrid, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females principally between the ages of 15 and 29. At ShockHound, our genre-spanning music website, people of all ages can purchase MP3s and music merchandise, share their music interests, read the latest music news and enjoy exclusive editorial content about their favorite artists. We were incorporated in California in 1988. We opened our first Hot Topic store in 1989 and our first Torrid store in 2001. We launched ShockHound during the third quarter of fiscal 2008. At the end of fiscal 2009 (the fiscal year ended January 30, 2010), we operated 680 Hot Topic stores throughout the United States and Puerto Rico, and 156 Torrid stores in 35 states. We sell merchandise on our websites www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. We sell music merchandise and MP3s on our website www.shockhound.com. We currently have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts, and the very early stage of business operations of our ShockHound concept. Throughout this report, the terms “our”, “we” and “us” refer to Hot Topic, Inc. and its subsidiaries.

Principles of Consolidation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Hot Topic, Inc. and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

Our fiscal year is on a 52- or 53-week basis and ends on the Saturday nearest to January 31. The fiscal years 2009, 2008 and 2007 were 52-week fiscal years. The fiscal year 2006 was a 53-week year, and our fiscal year 2010 is a 52-week year ending on January 29, 2011.

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

Short- and Long-Term Investments

Our short-term investments consist of interest-bearing municipal bonds, have maturities that are less than six months and are accounted for as available for sale. At January 30, 2010, short-term investments consisted of municipal bonds of $5.3 million. At January 31, 2009, short-term investments consisted of municipal bonds of $7.3 million and certificates of deposit of $0.1 million. Short-term investments are recorded at fair market value, based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined. (Refer to NOTE 5—Fair Value Measurements for discussion on how we determined the fair value of our short-term investments).

Our long-term investments comprise of AAA/Aaa/A3-rated auction rate securities. These auction rate securities are accounted for as available for sale, are backed by pools of student loans guaranteed by the U.S. Department of Education, are debt instruments with maturities that range from 24 to 31 years and have interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold and historically has provided a liquid market for them. There continues to be uncertainty in the global credit and capital markets, which has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities has been determined based on a valuation model using current assumptions. (Refer to NOTE 5—Fair Value Measurements for discussion on how we determined the fair value of our auction rate securities).

As of January 30, 2010 and January 31, 2009, the fair value of our auction rate securities was $3.2 million and $8.4 million, respectively. The $5.2 million decrease represents a $6.2 million repurchase of certain of our auction rate securities at par by the broker through whom we originally purchased them, and a $0.3 million redemption of certain auction rate securities at par. The decrease is offset by the recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.2 million. The fair value of our remaining auction rate securities as of January 30, 2010, reflects a cumulative decline of $0.7 million from the original par value. This cumulative $0.7 million decline ($0.4 million net of tax) is deemed temporary as we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide to sell these securities and it becomes more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis, we may be required to recognize impairment charges against income. We have classified all auction rate securities as non-current assets on our consolidated balance sheet, as we do not expect them to successfully auction and recover their full or par value within the next 12 months.

For the fiscal year ended January 30, 2010, we have recorded an unrealized gain of $1.3 million ($0.8 million net of tax) for our auction rate securities in accumulated other comprehensive income, or OCI, reflected in the shareholders’ equity section of the consolidated balance sheet. This $1.3 million unrealized gain represents a recovery in fair value of $1.1 million which was previously temporarily impaired as well as an increase in fair value of the remaining auction rate securities of $0.2 million.

Accumulated other comprehensive income is comprised of unrealized gains and losses from short- and long-term investments, net of all related taxes, and are reflected in the Shareholders’ Equity section of the Consolidated Balance Sheets.

Inventory

Inventories are valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. Under the retail method, inventory is stated at its current retail selling value and then is converted to a cost basis by applying an average cost factor that represents the average cost-to-retail ratio based on beginning inventory and the purchase activity for the month. Throughout the year, we review our inventory levels in order to identify slow-moving merchandise and use permanent markdowns to sell through selected merchandise. We record a charge to cost of goods sold for permanent markdowns. Inherent in the retail method are certain significant management judgments and estimates including initial merchandise markup, future sales, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. To the extent our estimated markdowns at period-end prove to be insufficient, additional future markdowns will need to be recorded. Physical inventories are conducted during the year to determine actual inventory on hand and shrinkage. We accrue our estimated inventory shrinkage for the period between the last physical count and current balance sheet date. Thus, the difference between actual and estimated shrink amounts may cause fluctuations in quarterly results, but not for the full fiscal year results.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation, or in the case of capitalized leases, at the present value of future minimum lease payments. Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. Application and development costs associated with internally developed software such as salaries of employees and payments made to third parties and consultants working on the software development are capitalized. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized internal use software costs are amortized using the straight-line method over their estimated useful lives, generally three years. In fiscal 2009, 2008 and 2007, we amortized approximately $1.1 million, $0.8 million and $0.4 million, respectively. Additionally, as of January 30, 2010 and January 31, 2009, the net book value of capitalized internal use software totaled approximately $3.7 million and $2.9 million, respectively.

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

Self-Insurance

We are self-insured for certain losses related to medical and workers compensation claims although we maintain stop loss coverage with third party insurers to limit our total liability exposure. The estimate of our self- insurance liability involves uncertainty since we must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating our self-insurance liability, we consider a number of factors, which include historical claim experience and valuations provided by independent third party actuaries. As claims develop, the actual ultimate losses may differ from actuarial estimates. Therefore, an analysis is performed quarterly to determine if modifications to the accrual are required.

Revenue Recognition

Revenue is recognized at our retail store locations at the point at which the customer receives and pays for the merchandise at the register. For online sales, revenue is recognized upon delivery to the customer. Sales are recognized net of merchandise returns, which are reserved for based on historical experience. For the years ended January 30, 2010, January 31, 2009 and February 2, 2008, net merchandise returns were $24.0 million, $23.7 million and $22.6 million, respectively. Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption. Shipping and handling revenues from our websites are included as a component of net sales.

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

Vendor Allowances

We receive certain allowances from our vendors primarily related to damaged merchandise, markdowns and pricing. Allowances received from vendors related to damaged merchandise and pricing are reflected as a reduction of inventory in the period they are received and allocated to cost of sales during the period in which the items are sold. Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received as these allowances are generally received after goods have been sold or marked down. For the years ended January 30, 2010, January 31, 2009 and February 2, 2008, we received vendor allowances of $8.3 million, $8.4 million and $9.5 million, respectively, of which $8.2 million, $8.2 million and $9.3 million, respectively, were accounted for as a reduction of cost of goods sold.

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

In fiscal 2009, 2008 and 2007, we recognized $1.1 million, $1.2 million and $1.2 million, respectively, as a component of sales in proportion to actual gift card redemptions over the period that remaining gift card values are redeemed.

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

Advertising Costs

Advertising costs are expensed the first time the event occurs or as incurred. Advertising expenses were $5.5 million, $7.6 million and $4.6 million for the years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively and advertising reimbursements from vendors for these years were immaterial. At January 30, 2010 and January 31, 2009, the amount of advertising costs reported as prepaid advertising was immaterial.

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

Valuation of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. These cash flows are calculated by netting future estimated store sales against associated merchandise costs and store-related expenses such as payroll and occupancy. The estimated store sales, net of the aforementioned costs and expenses, used for this nonrecurring fair value measurement is considered a Level 3 input and discussed in more detail in NOTE 5—Fair Value Measurements. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges.

In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges. During the years ended January 30, 2010, January 31, 2009 and February 2, 2008, we recorded impairment charges of $0.9 million, $1.2 million and $1.6 million, respectively, which is included in selling, general and administrative expenses in our consolidated statements of income.

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

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to shareholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity. Components of our comprehensive income include net income and gains/losses associated with our short- and long-term investments.

Comprehensive income for the years ended January 30, 2010, January 31, 2009, and February 2, 2008 is as follows (in thousands):

	Years Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Comprehensive Income
Net income	$11,880	$19,742	$16,012
Unrealized gain (loss) on short- and long-terminvestments, net	929	(1,336)	—

Total comprehensive income	$12,809	$18,406	$16,012

During fiscal 2009, we recognized a $0.5 million tax expense for the $1.3 million unrealized gain on auction rate securities. The resulting $0.8 million net gain is recorded in other comprehensive income. Unrealized gain on short-term marketable securities during fiscal 2009 was $132,000 and the related tax expense on this activity was not material. During fiscal 2008, we recognized a $0.8 million tax benefit for the $2.0 million unrealized loss on auction rate securities resulting in a $1.2 million net loss. Unrealized loss on short-term marketable securities during fiscal 2008 was $127,000 and the related tax benefit on this activity was not material. There were no unrealized gains or losses during fiscal 2007.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued “Improving Disclosures About Fair Value Measurements” guidance that amends existing disclosure requirements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. Except for the separate level 3 disclosures, this guidance is effective for financial statements issued for interim or fiscal years beginning after December 15, 2009. This guidance is effective for financial statements issued for interim or fiscal years beginning after December 15, 2010 for the separate level 3 disclosures. Since this impacts disclosure requirements only, our adoption will not have a material impact on our financial condition or results of operations.

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

The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board. Both incentive and non-statutory stock options granted by us under the 2006 Plan must carry an exercise price of at least 100% of the fair market value of our common stock on the date of grant or 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock. Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 10 years. In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) the 732,456 shares of common stock remaining available for issuance under the 1996 Plan as of June 13, 2006, (b) an additional 2,350,000 shares and (c) the number of shares subject to stock awards as of June 13, 2006 under the 1996 Plan pursuant to the terms of the 1996 Plan. As of January 30, 2010, 783,150 shares were available for future grants under the 2006 Plan. All awards to date under the 2006 Plan have been granted to our employees and none have been granted to consultants.

In March 2009, 2008 and 2007, we granted performance stock awards under the 2006 Plan to certain members of our management. None of these awards have vested and no shares have been issued pursuant to the grants. The 2009, 2008 and 2007 awards provide for the issuance of up to 430,000, 358,000 and 84,000 shares of our common stock, respectively, net of forfeitures, with vesting and issuance contingent upon achieving performance goals for fiscal 2011, 2010 and 2009, respectively, based upon our operating income for those fiscal years; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent these performance goals are ultimately met. The market values of our common stock as of the 2009, 2008 and 2007 grant dates of these performance stock awards were $9.56, $4.75 and $11.31, respectively. Compensation expense for these awards is required to be recorded over the three-year terms of the awards, based on the market values as of the grant dates, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2011, 2010 and 2009, respectively. As of January 30, 2010, it is our best estimate that none of the 2009 performance stock awards will be earned at the end of the three-year term. We have accounted for the change to our previous estimate of 25% achievement for the 2009 awards by applying the change retroactively and recognizing the cumulative effect, a $184,000 offset to compensation expense, in the fourth quarter of fiscal 2009. In aggregate, we have not recognized any compensation expense for these 2009 awards. As of January 30, 2010, it is our best estimate that none of the 2008 or 2007 performance stock awards will be earned at the end of the three-year term. In aggregate, we have not recognized any compensation expense for these 2008 and 2007 awards.

Under our 1996 Non-Employee Directors’ Stock Option Plan, or the 1996 NEDSOP, we may grant and have granted stock options to non-employee directors. The exercise price of options granted under the 1996 NEDSOP shall be determined by the Board at the date of grant and shall be 100% of the fair market value of our common stock on the date of grant. Unless the Board determines otherwise, options vest over four years and generally expire ten years from the date of grant. The total share reserve under the 1996 NEDSOP is 720,000 shares, of which as of January 30, 2010, 21,226 shares were available for future grants. No options under the 1996 NEDSOP have been granted to consultants.

In June 2009, 2008 and 2007, we granted non-employee directors an aggregate of 20,559, 25,748 and 13,826 shares of restricted common stock, respectively, under the 2006 Plan. Restricted shares generally vest in one installment in the year subsequent to the grant year. All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board. The value of these grants is expensed over the vesting period. During fiscal 2009, $155,000, of which $52,000 relates to the fiscal 2008 grant, was expensed. During fiscal 2008 and 2007, non-employee directors were granted 25,748 and 13,826 shares of restricted stock, respectively, and during each year, $155,000, of which $52,000 related to fiscal 2007 and 2006 grants, respectively, were expensed.

The following table summarizes stock options outstanding under all of our plans as of January 30, 2010:

	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	6,280,963	$12.67
Granted	1,226,106	$9.21
Exercised	(300,878)	$4.38
Forfeited or expired	(516,695)	$13.33

Outstanding at end of year	6,689,496	$12.36

Exercisable at end of year	4,581,489	$14.18

The following table summarizes information about stock options outstanding and exercisable as of January 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life (Years)	Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life (Years)
$3.73 – $7.55	1,432,790	$5.58	7.32	622,154	$5.49
$7.73 – $10.64	1,344,003	$9.85	6.75	399,440	$10.53
$10.71 – $13.90	1,647,138	$12.22	6.57	1,295,893	$12.40
$14.01 – $17.50	1,343,640	$15.56	2.85	1,342,077	$15.56
$17.80 – $25.51	921,925	$22.12	4.79	921,925	$22.12

$3.73 – $25.51	6,689,496	$12.36	5.77	4,581,489	$14.18	4.49

The aggregate intrinsic values of stock options outstanding and exercisable as of January 30, 2010 were $0.8 million and $0.4 million, respectively. The aggregate intrinsic values of stock options outstanding and exercisable as of January 31, 2009 were $6.0 million and $1.5 million, respectively.

The total fair value of shares vested during the years ended January 30, 2010, January 31, 2009 and February 2, 2008 is $3.8 million, $3.8 million and $2.8 million, respectively.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the years ended January 30, 2010, January 31, 2009 and February 2, 2008 are provided in the following table (in thousands):

	Years Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Proceeds from stock options exercised	$1,319	$440	$1,293
Tax benefit related to stock options exercised	$558	$299	$455
Intrinsic value of stock options exercised	$1,429	$753	$806

In June 1996, the Board adopted the Employee Stock Purchase Plan, or the Stock Purchase Plan. The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees. All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan. Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 15% discount on shares purchased under the Stock Purchase Plan. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings have occurred every six months commencing January 1, 1997. At January 30, 2010, 896,510 shares could still be sold to employees under the plan. Compensation expense for the year ended January 30, 2010 and January 31, 2009 was $148,000 and $117,000, respectively, related to the fair value of the rights granted to participants under the plan.

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

The effect of recording stock-based compensation for the years ended January 30, 2010, January 31, 2009 and February 2, 2008 was as follows (in thousands, except per share amounts):

	Years Ended
Stock-based compensation by type of award:	January 30, 2010	January 31, 2009	February 2, 2008
Employee stock options and awards	$4,076	$3,794	$3,557
Restricted stock units, net of adjustments	(203)	203	—
Employee stock purchase plan	148	117	101

Total stock-based compensation expense	$4,021	$4,114	$3,658
Tax effect on stock-based compensation expense	(1,487)	(1,514)	(1,209)

Net effect on net income	$2,534	$2,600	$2,449

Effect on earnings per share:
Basic and diluted	$0.06	$0.06	$0.06

For the years ended January 30, 2010, January 31, 2009 and February 2, 2008, $604,000, $620,000 and $752,000, respectively, of stock and equity awards compensation expense was recorded as a component of cost of goods sold and the remainder, $3,417,000, $3,494,000 and $2,906,000 , respectively, was charged to selling, general and administrative expense.

As of January 30, 2010 and January 31, 2009, we had $6.5 million and $6.6 million, respectively, of unrecognized expense related to non-vested stock option grants, which is expected to be recognized over a weighted average period of 2.56 years and 2.66 years, respectively.

As of January 30, 2010 and January 31, 2009, we had $0.1 million of unrecognized expense related to restricted stock grants, which are expected to be recognized over a weighted average period of 0.35 years and 0.36 years, respectively.

Calculation of Fair Value of Options

As stated previously, we use a Black-Scholes option valuation model to determine the fair value of stock-based compensation. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is generally no less than the option vesting period and is based on our historical experience. Expected volatility is based upon the historical volatility of our stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s expected life. We use a dividend yield of zero in the Black-Scholes option valuation model, as we have not paid any cash dividends to date.

The following weighted average assumptions were used for stock options granted:

	Years Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Risk free interest rate	2%	3%	4%
Expected life	5 years	5 years	5 years
Expected volatility	56%	47%	44%
Expected dividend yield	0%	0%	0%

Weighted average fair value at grant date	$ 4.46	$ 2.16	$ 5.34

NOTE 3. Property and Equipment

Property and equipment are summarized as follows (in thousands):

	January 30, 2010	January 31, 2009
Leasehold improvements	$168,550	$167,625
Furniture, fixtures and equipment	116,516	110,419
Software and licenses	55,957	46,587
Building and land	14,270	14,270

	355,293	338,901
Less: Accumulated depreciation and amortization	(215,041)	(183,611)

Property and equipment, net	$140,252	$155,290

We recorded depreciation expense in the amounts of $38.3 million, $38.3 million and $41.6 million for the years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

During the fourth quarter of fiscal 2009, we entered into a capital lease relating to certain computer equipment. The computer equipment was placed in service on December 31, 2009. Furniture, fixtures and equipment as well as accumulated depreciation and amortization in the table above include the following amounts related to this capital lease (in thousands):

January 30, 2010
Computer equipment	$837

837
Less: Accumulated depreciation and amortization	(23)

Computer equipment, net	$814

NOTE 4. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 30, 2010	January 31, 2009
Accrued payroll and related expenses	$11,733	$17,593
Gift cards, gift certificates and store merchandise credits	7,606	7,344
Accrued self insurance liabilities	3,542	3,620
Accrued sales and use tax	5,293	3,199
Accrued cost of fixed assets and software	1,090	1,695
Other	11,560	11,604

Accrued liabilities	$40,824	$45,055

NOTE 5. Fair Value Measurements

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

Financial assets and liabilities measured at fair value on a recurring basis as of January 30, 2010 consisted of the following (in thousands):

	Balance at January 30, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities (available for sale)	$5,301	$5,301	$—	$—
Certificates of deposit (non-current)	$4,972	4,972	—	—
Auction rate securities (non-current)	$3,220	—	—	3,220

Total assets	$13,493	$10,273	$—	$3,220

Liabilities:
Deferred compensation plan (non-current)	$2,987	$2,987	$—	$—

The fair value of our short-term marketable securities, certificates of deposit and deferred compensation plan liability is determined based on quoted prices of identical assets that are trading in active markets. The deferred compensation plan liability represents the amount that would be earned by participants if the funds were invested in securities traded in active markets. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities has been determined based on a valuation model using current assumptions. The model values the securities by estimating the present value of future principal and interest payments discounted at rates considered to reflect current market conditions. Assumptions used in the valuation include those made about the liquidity horizon, or period of time expected, before the securities are successfully auctioned; coupon rates; weighted average cost of capital; and holding spreads and yields. Other factors that impact our valuation include changes to credit ratings of our auction rate securities as well as to the underlying assets supporting these securities and the ongoing strength and quality of the credit markets. Our valuation is subject to uncertainties that are difficult to predict and could change significantly based on future market conditions.

The activity of our auction rate securities through the end of fiscal 2009, whose fair value was measured using Level 3 inputs, is summarized below (in thousands):

Non-current
Carrying value as of January 31, 2009	$8,402
Settlements and repurchases*	(6,500)
Total gains
Included in earnings	—
Included in other comprehensive income**	1,318
Transfers between current and non-current	—

Carrying value as of January 30, 2010	$3,220

*	Settlements and repurchases of $6.4 million, $50,000 and $50,000 occurred during the second, third and fourth quarters of fiscal 2009, respectively.

**	Unrealized gains of $75,000, $63,000, $18,000 and $53,000 occurred during the first, second, third and fourth quarters of fiscal 2009, respectively. In addition, the recovery in fair value of $1.1 million, $10,000 and $9,000 which was previously temporarily impaired occurred during the second, third and fourth quarters of fiscal 2009, respectively.

NOTE 6. Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million that is set to expire on September 1, 2010. Letters of credit, which are primarily used for inventory purchases, are issued under the credit agreement. There were letters of credit for $111,000 and $446,000 outstanding at January 30, 2010 and January 31, 2009, respectively.

NOTE 7. Commitments and Contingencies

Leases

We have entered into operating lease agreements for retail, distribution and office space, vehicles and equipment under primarily non-cancelable leases with terms ranging from approximately two to ten years. The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or a percentage of annual store sales volume. Certain leases provide for increasing minimum annual rental amounts. Rent expense is recorded on a straight-line basis over the term of the lease based on us taking possession of premises. Accordingly, deferred rent, as reflected in the accompanying balance sheets, represents the difference between rent expense accrued and amounts paid under the terms of the lease agreements. Total rent expense for the years ended January 30, 2010, January 31, 2009 and February 2, 2008 was $53.6 million, $54.8 million and $54.7 million, respectively, including contingent rentals of $0.6 million, $0.9 million and $1.1 million, respectively.

Annual future minimum lease payments under operating leases as of January 30, 2010 are as follows (in thousands):

Fiscal Year
2010	$58,490
2011	54,371
2012	47,563
2013	40,087
2014	32,390
Thereafter	56,158

Total minimum operating lease payments	$289,059

During the fourth quarter of fiscal 2009, we entered into a capital lease with a 20-month term relating to certain computer equipment. The computer equipment was placed in service on December 31, 2009. Annual future minimum lease payments under this capital lease as of January 30, 2010 are as follows (in thousands):

Fiscal Year
2010	$572
2011	191

Total minimum capital lease payments	763

Less weighted average interest rate of 3.25% on capital lease	(22)

$741

Litigation

We are involved in matters of litigation that arise in the ordinary course of business. We do not currently believe that litigation in which we are currently involved will have a material adverse effect on our overall financial condition.

Indemnities, Commitments and Guarantees

During the ordinary course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of California. From time to time, we have issued guarantees in the form of letters of credit as security for some merchandise shipments from overseas. At January 30, 2010 and January 31, 2009, there were letters of credit outstanding for $111,000 and $446,000, respectively. The durations of these indemnities, commitments and guarantees vary. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated financial statements.

NOTE 8. Income Taxes

Provision for Income Taxes

Composition of the provision for income taxes for the years ended (in thousands):

	January 30, 2010	January 31, 2009	February 2, 2008
Current:
Federal	$4,198	$12,887	$10,971
State	834	2,514	2,686

	5,032	15,401	13,657

Deferred:
Federal	2,663	(2,052)	(2,860)
State	191	(599)	(578)

	2,854	(2,651)	(3,438)

Total income tax expense	$7,886	$12,750	$10,219

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	January 30, 2010	January 31, 2009
Current deferred tax assets (liabilities):
Inventory	$773	$758
Accrued expense and other	4,559	5,375
State taxes	172	(257)
Other assets, net	688	489

Net current deferred tax assets	6,192	6,365

Noncurrent deferred tax assets (liabilities):
Depreciation	(4,945)	(1,904)
Deferred rent	4,629	4,969
Stock-based compensation expense	4,437	3,498
Other assets, net	390	1,014

Total noncurrent deferred tax assets	4,511	7,577

Net deferred tax assets	$10,703	$13,942

A reconciliation of the provision for income taxes to the statutory tax rate is as follows:

	January 30, 2010	January 31, 2009	February 2, 2008
Statutory federal rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit and other	3.3	3.9	5.5
Stock-based compensation expense	0.3	0.2	0.3
Other permanent differences	1.3	0.1	(1.8)

Effective income tax rate	39.9%	39.2%	39.0%

We operate in numerous tax jurisdictions and are subject to routine tax examinations. Future tax examinations could involve difficult issues and multiple years. Although we cannot predict the outcome of future examinations, amounts that could be owed in excess of amounts accrued would impact future tax expense but would not be expected to have a material impact on our financial condition.

Uncertain Tax Positions

As of January 30, 2010, the total liability for income tax associated with unrecognized tax benefits was $2.9 million ($2.4 million net of federal benefit), of which $0.3 million ($0.2 million net of federal benefit) related to interest and $0.4 million related to penalties. Our effective tax rate will be affected by any portion of this liability we may recognize. As of January 31, 2009, the total liability for income tax associated with unrecognized tax benefits was $2.9 million ($2.2 million net of federal benefit), of which $0.3 million ($0.2 million net of federal benefit) related to interest and $0.4 million related to penalties.

We believe that it is reasonably possible that $0.4 million ($0.3 million net of federal benefit) of our liability for unrecognized tax benefits of which $0.1 million ($0.1 million net of federal benefit) of associated interest may be recognized in the next 12 months due to the settlement of audits and the expiration of statutes of limitations. As such, we have classified this amount as a current liability.

The following table reconciles the amount recorded for the liability for income tax associated with unrecognized tax benefits for the years ended January 30, 2010 and January 31, 2009 (in thousands):

	January 30, 2010	January 31, 2009
Unrecognized tax benefits—beginning of year	$2,173	$1,845
Additions:
Tax positions related to prior period	705	424
Tax positions related to current period	38	1,203
Reductions:
Tax positions related to prior period	(152)	(677)
Settlements	(420)	(345)
Lapse of statute of limitations	(167)	(277)

Unrecognized tax benefits—end of year	$2,177	$2,173

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits in tax expense. Tax expense for fiscal 2009 related to interest and penalties was $0.2 million and at January 30, 2010, we had accrued $0.7 million of interest and penalties related to uncertain tax positions. Tax expense for fiscal 2008 and 2007 related to interest and penalties was $0.3 million and at January 31, 2009, we had accrued $0.7 million of interest and penalties related to uncertain tax positions.

We operate stores throughout the United States and Puerto Rico, and as a result, we file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations for years before fiscal 2004. While it is often difficult to predict the final outcome or the timing or resolution of any particular uncertain tax position, we believe our reserves for income taxes represent the most probable outcome. We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances.

NOTE 9. Earnings Per Share

Basic earnings or loss per share is computed by dividing net income or net loss, respectively, by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. At January 30, 2010, January 31, 2009 and February 2, 2008, options to purchase 5,483,812, 6,062,339, and 5,122,684 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding. The calculation of dilutive shares also excludes the restricted stock unit awards covering 430,000, 358,000, and 84,000 shares, net of forfeitures, granted to certain members of our management in March 2009, March 2008 and March 2007, respectively, as the issuance of the underlying shares is contingent upon achieving certain performance goals in fiscal 2011, 2010 and 2009, respectively.

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows (in thousands except per share amounts):

	January 30, 2010	January 31, 2009	February 2, 2008
Basic Earnings Per Share Computation:
Numerator	$11,880	$19,742	$16,012
Denominator:
Weighted average common shares outstanding	44,134	43,789	44,005

Basic earnings per share	$0.27	$0.45	$0.36

Diluted Earnings Per Share Computation:
Numerator	$11,880	$19,742	$16,012
Denominator:
Weighted average common shares outstanding	44,134	43,789	44,005
Incremental shares from assumed exercise of options	274	124	127

Total shares	44,409	43,913	44,132

Diluted earnings per share	$0.27	$0.45	$0.36

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

We did not repurchase any shares of our common stock during fiscal 2009 or 2008.

NOTE 11. Employee Benefit Plan

Effective January 1, 1995, we adopted the Hot Topic 401(k) Plan, or the 401(k) Plan. All employees who have been employed by us for at least one year, maintained a minimum of 1,000 hours worked during the year and are at least 21 years of age, are eligible to participate. Employees may contribute up to 25% of their eligible compensation to the 401(k) Plan, subject to a statutorily prescribed annual limit. We may at our discretion contribute certain amounts to eligible employees’ accounts. In January 2009, we began to contribute 50% of the first 4% of participants’ eligible contributions into their 401(k) Plan accounts. We contributed $319,000 to eligible employees’ 401(k) accounts during the year ended January 30, 2010. Our contribution during the year ended January 31, 2009 was not material and we did not make any contribution during the year ended February 2, 2008.

NOTE 12. Deferred Compensation Plan

In August 2006, we adopted the Hot Topic Inc. Management Deferred Compensation Plan, or the Deferred Compensation Plan, for the purpose of providing highly compensated employees and members of our Board a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, or, in the case of members of our Board, 100% of their earned cash fees, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan. As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held within a “rabbi trust” on our consolidated balance sheet. We may at our discretion contribute certain amounts to eligible employees’ accounts. In January 2009, we began to contribute 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts. As of January 30, 2010, assets and associated liabilities of the Deferred Compensation Plan were $3.1 million and $3.0 million, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheets. As of January 31, 2009, assets and associated liabilities of the Deferred Compensation Plan were $1.4 million and $1.3 million, respectively.