Form 10-Q
period 2010-05-01
HOT TOPIC INC /CA/
filed 2010-05-21
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

OR

    [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  May 19, 2010 – 44,506,012 shares of common stock, no par value.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Hot Topic, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	May 1, 2010	January 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,436	$117,764
Short-term investments	5,444	5,301
Inventory	78,690	76,483
Prepaid expenses and other	17,758	14,395
Deferred tax assets	6,053	6,192
Total current assets	171,381	220,135

Property and equipment, net	136,058	140,252
Deposits and other	3,585	3,304
Long-term investments	8,040	8,192
Deferred tax assets	5,083	4,511
Total assets	$324,147	$376,394

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$24,369	$20,235
Accrued liabilities	32,759	40,824
Income taxes payable	538	545
Total current liabilities	57,666	61,604

Deferred rent and other	31,002	32,376
Income taxes payable	2,380	2,380
Deferred compensation	3,414	2,987

Commitments and contingencies

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common shares, no par value; 150,000,000 shares authorized;
44,506,012 and 44,339,711 shares issued and
outstanding at May 1, 2010 and January 30, 2010, respectively	124,609	122,552
Retained earnings	105,484	154,905
Accumulated other comprehensive loss	(408)	(410)
Total shareholders’ equity	229,685	277,047
Total liabilities and shareholders’ equity	$324,147	$376,394

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	May 1, 2010	May 2, 2009

Net sales	$162,648	$175,125
Cost of goods sold, including buying,
distribution and occupancy costs	108,185	114,995
Gross margin	54,463	60,130

Selling, general and administrative expenses	57,456	58,278
(Loss) income from operations	(2,993)	1,852

Interest income, net	74	170
(Loss) income before (benefit) provision for income taxes	(2,919)	2,022

(Benefit) provision for income taxes	(1,141)	797
Net (loss) income	$(1,778)	$1,225

(Loss) earnings per share:
Basic	$(0.04)	$0.03
Diluted	$(0.04)	$0.03

Shares used in computing (loss) earnings per share:
Basic	44,398	44,000
Diluted	44,398	44,679

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three Months Ended
	May 1, 2010	May 2, 2009
OPERATING ACTIVITIES
Net (loss) income	$(1,778)	$1,225
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation and amortization	9,885	9,648
Stock-based compensation	1,133	1,089
Loss on disposal of fixed assets	26	317
Impairment of long-lived assets	17	14
Deferred taxes	(592)	(757)
Gift card breakage	(200)	(201)
Changes in operating assets and liabilities:
Inventory	(2,208)	(2,229)
Prepaid expenses and other current assets	(3,363)	(810)
Deposits and other assets	(280)	(847)
Accounts payable	4,133	6,873
Accrued liabilities	(7,665)	(9,677)
Deferred rent	(1,185)	(1,328)
Income taxes payable	(7)	(6,598)
Net cash used in operating activities	(2,084)	(3,281)

INVESTING ACTIVITIES
Purchases of property and equipment	(5,734)	(5,495)
Proceeds from sale of short- and long-term investments	31	3,050
Net cash used in investing activities	(5,703)	(2,445)

FINANCING ACTIVITIES
Excess tax benefit from stock-based compensation	202	120
Proceeds from employee stock purchases and exercise of stock options	900	403
Payment of dividends	(47,643)	-
Net cash (used in) provided by financing activities	(46,541)	523
Decrease in cash and cash equivalents	(54,328)	(5,203)
Cash and cash equivalents at beginning of period	117,764	90,135
Cash and cash equivalents at end of period	$63,436	$84,932

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$10	$1
Cash paid during the period for income taxes	$1,935	$8,432

See accompanying Notes to Condensed Consolidated Financial Statements.

HOT TOPIC, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  Organization and Basis of Presentation

Description of Business

We are a mall and web-based specialty retailer operating the Hot Topic® and Torrid® concepts, as well as the e-space music concept, ShockHoundTM. Music is the overriding inspiration at our Hot Topic division. We believe that it, along with pop culture, plays a primary and integral role in the minds, activities and preferences of our target teen customers. At Hot Topic, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items for young men and women principally between the ages of 12 and 22. At Torrid, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females principally between the ages of 15 and 29. We sell merchandise on our websites www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. At ShockHound, through our website www.shockhound.com, we sell music merchandise and MP3s.

We were incorporated in California in fiscal 1988 and opened our first Hot Topic store the following year in fiscal 1989. We opened our first Torrid store in fiscal 2001. ShockHound was launched in fiscal 2008. At the end of the first quarter of fiscal 2010, we operated 681 Hot Topic stores and 156 Torrid stores throughout the United States and Puerto Rico. We currently have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts, and the early stage of business operations of our ShockHound concept.

Throughout this report, the terms the “company,” “we,” “us,” “our” and similar references refer to Hot Topic, Inc. and its wholly-owned subsidiaries.

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31. References to the first quarter of fiscal 2010 and 2009 refer to the thirteen week periods ended May 1, 2010 and May 2, 2009, respectively. References to fiscal 2011, 2010, 2009, 2008 and 2007 refer to the 52-week periods ending January 28, 2012, January 29, 2011, January 30, 2010, January 31, 2009 and February 2, 2008. Fiscal 2006 refers to the 53-week period ended February 3, 2007.

Interim Financial Information

The information set forth in these condensed consolidated financial statements is unaudited except for the January 30, 2010 consolidated balance sheet data.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our fiscal 2009 Annual Report on Form 10-K.

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

The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board. Both incentive and non-statutory stock options granted by us under the 2006 Plan must carry an exercise price of at least 100% of the fair market value of our common stock on the date of grant or 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock. Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 10 years. In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) the 732,456 shares of common stock remaining available for issuance under the 1996 Plan as of June 13, 2006, (b) an additional 2,350,000 shares and (c) the number of shares subject to stock awards as of June 13, 2006 under the 1996 Plan pursuant to the terms of the 1996 Plan. As of the end of the first quarter of fiscal 2010, 252,337 shares were available for future grants under the 2006 Plan. All awards to date under the 2006 Plan have been granted to our employees and none have been granted to consultants.

In March 2007, we granted performance stock awards under the 2006 plan to certain members of our management.  These 2007 awards provided for the issuance of 84,000 shares of our common stock, net of forfeitures, with vesting and issuance contingent upon achieving a performance goal for fiscal 2009, based upon our operating income for that fiscal year; and prior to vesting (or termination without vesting), the awards constituted an agreement by us to issue shares to the extent this performance goal was ultimately met.  The market value of our common stock as of the 2007 grant date of these performance stock awards was $11.31.  Compensation expense for these awards was required to be recorded over the three-year terms of the awards, based on the market values as of the grant dates, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2009.  In March 2010, the Board confirmed that the target performance goal for fiscal 2009 had not been met, and therefore all such awards terminated without vesting or issuance of the underlying shares.

In March 2009 and 2008, we granted performance stock awards under the 2006 Plan to certain members of our management.  These grants were substantially similar to the performance stock awards granted in March 2007. None of these awards have vested and no shares have been issued pursuant to the grants. The 2009 and 2008 awards provide for the issuance of up to 430,000 and 358,000 shares of our common stock, respectively, net of forfeitures, with vesting and issuance contingent upon achieving performance goals for fiscal 2011 and 2010, respectively, based upon our operating income for those fiscal years; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent these performance goals are ultimately met. The market values of our common stock as of the 2009 and 2008 grant dates of these performance stock awards were $9.56 and $4.75, respectively. Compensation expense for these awards is required to be recorded over the three-year terms of the awards, based on the market values as of the grant dates, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2011 and 2010, respectively.  As of  the end of the first quarter of fiscal 2010, it is our best estimate that none of the 2009 or 2008 performance stock awards will be earned at the end of the respective three-year terms.  In aggregate, we have not recognized any compensation expense for these 2009 and 2008 awards.

Under our 1996 Non-Employee Directors’ Stock Option Plan, or the 1996 NEDSOP, we may grant and have granted stock options to non-employee directors. The exercise price of options granted under the 1996 NEDSOP shall be determined by the Board at the date of grant and shall be 100% of the fair market value of our common stock on the date of grant. Unless the Board determines otherwise, options vest over four years and generally expire ten years from the date of grant. The total share reserve under the 1996 NEDSOP is 720,000 shares, of which as of the end of the first quarter of fiscal 2010, 21,226 shares were available for future grants. No options under the 1996 NEDSOP have been granted to consultants.

In June 2009 and 2008, we granted non-employee directors an aggregate of 20,559 and 25,748 shares of restricted common stock, respectively, under the 2006 Plan. Restricted shares generally vest in one installment in the year subsequent to the grant year. All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board. The value of these grants is expensed over the vesting period.  During the first quarter of fiscal 2010, $39,000, all of which relates to the fiscal 2009 grant, was expensed. During the first quarter of fiscal 2009, $39,000, all of which related to the fiscal 2008 grant, was expensed.

The following table summarizes stock options outstanding under all of our plans as of the end of the first quarter of fiscal 2010, as well as activity from the beginning of fiscal 2010 through the first quarter then ended:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 30, 2010	6,689,496	$12.36

Granted	680,000	$6.37
Exercised	(166,301)	$5.41
Forfeited or expired	(23,187)	$14.90

Outstanding at May 1, 2010	7,180,008	$11.94	5.96	$3,488

Exercisable at May 1, 2010	4,794,389	$14.09	4.55	$1,149

The total fair value of shares vested during the first quarter of fiscal 2010 and 2009 is $1.8 million and $1.1 million, respectively.

Cash proceeds, tax benefits and intrinsic values related to total stock options exercised during the first quarter of fiscal 2010 and 2009 are provided in the following table (in thousands):

	May 1, 2010	May 2, 2009
Proceeds from stock options exercised	$900	$403
Tax benefit related to stock options exercised	$202	$120
Intrinsic value of stock options exercised	$506	$300

In June 1996, the Board adopted the Employee Stock Purchase Plan, or the Stock Purchase Plan.  The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees. All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan. Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce their contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 15% discount on shares purchased under the Stock Purchase Plan. Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996. Subsequent offerings have occurred every six months commencing January 1, 1997.  At the end of the first quarter of fiscal 2010, 896,510 shares could still be sold to employees under the plan.  Compensation expense for the first quarter of fiscal 2010 and 2009 was $46,000 and $37,000, respectively, related to the fair value of the rights granted to participants under the plan.

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

The effect of recording stock-based compensation for the first quarter of fiscal 2010 and 2009 was as follows (in thousands, except per share amounts):

	Three Months Ended
	May 1, 2010	May 2, 2009
Stock-based compensation by type of award:
Employee stock options and awards	$1,087	$931
Restricted stock units	-	121
Employee stock purchase plan	46	37

Total stock-based compensation expense	$1,133	$1,089
Tax effect on stock-based compensation expense	(419)	(405)

Net effect on net loss or earnings	$714	$684

Effect on loss or earnings per share:
Basic and diluted	$0.02	$0.02

For the first quarter of fiscal 2010 and 2009, $191,000 and $140,000, respectively, of stock-based compensation expense was recorded as a component of cost of goods sold and the remainder, $942,000 and $949,000, respectively, was charged to selling, general and administrative expense.

As of the end of the first quarter of fiscal 2010 and 2009, we had $7.5 million and $9.5 million, respectively, of unrecognized expense related to non-vested stock option grants, which are expected to be recognized over weighted average periods of 2.79 years and 2.95 years, respectively.

As of the end of the first quarter of fiscal 2010 and 2009, we had $13,000 of unrecognized expense related to restricted stock grants, which are expected to be recognized over weighted average periods of 0.10 years and 0.11 years, respectively.

Calculation of Fair Value of Options

As stated previously, we use a Black-Scholes option valuation model to determine the fair value of stock-based compensation.  The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is generally no less than the option vesting period and is based on our historical experience. Expected volatility is based upon the historical volatility of our stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s expected life. Since we had not declared or paid any cash dividends as of the time we granted options during the first quarter of fiscal 2010, we used a dividend yield of zero in the Black-Scholes option valuation model for those and all prior grants.

The following weighted average assumptions were used for stock options granted during the first quarter of fiscal 2010 and 2009:

	Three Months Ended
	May 1, 2010	May 2, 2009
Risk free interest rate	2%	2%
Expected life	5 years	5 years
Expected volatility	57%	55%
Expected dividend yield	0%	0%
Weighted average fair value at grant date	$3.21	$4.61

NOTE 3.  Cash Dividend

In April 2010, our Board authorized a $1.00 per share special one-time cash dividend that was paid to shareholders of record at the close of business on April 19, 2010 and a $0.07 per share regular quarterly cash dividend that was also paid to shareholders of record at the close of business on April 19, 2010. We released the funds used to pay for the special one-time cash dividend and the regular quarterly cash dividend during the first quarter of fiscal 2010. Our Board will determine future regular quarterly cash dividends after giving consideration to our then existing levels of profit and cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time. As of the end of the first quarter of fiscal 2010, total dividends paid amounted to $47.6 million comprising of $44.5 million for the $1.00 per share special one-time cash dividend and $3.1 million for the $0.07 per share regular quarterly cash dividend. We did not make any dividend payments during fiscal 2009.

NOTE 4.  Earnings Per Share

Basic earnings or loss per share is computed by dividing net income or net loss, respectively, by the weighted average number of common shares outstanding for the period. Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period. Periods of net loss require the diluted computation to be the same as the basic computation. As of the end of the first quarter of fiscal 2010 and 2009, options to purchase 6,097,401 and 5,151,770 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding. The calculation of dilutive shares also excludes the portion of the performance stock awards granted to certain members of our management in March 2009 and March 2008 that are not expected to be earned or vest as the issuance of the underlying shares is contingent upon achieving certain performance goals in fiscal 2011 and 2010, respectively.

A reconciliation of the numerator and denominator of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	May 1, 2010	May 2, 2009
Basic (loss) earnings per share computation:
Numerator	$(1,778)	$1,225
Denominator:
Weighted average common shares outstanding	44,398	44,000

Basic (loss) earnings per share	$(0.04)	$0.03

Diluted (loss) earnings per share computation:
Numerator	$(1,778)	$1,225
Denominator:
Weighted average common shares outstanding	44,398	44,000
Incremental shares from assumed exercise of options	-	679

Total shares	44,398	44,679

Diluted (loss) earnings per share	$(0.04)	$0.03

NOTE 5.  Short- and Long-Term Investments

Our short-term investments consist primarily of interest-bearing municipal bonds, have maturities that are less than six months and are accounted for as available for sale. As of the end of the first quarter of fiscal 2010 and as of the end of fiscal 2009, short-term investments were $5.4 million and $5.3 million, respectively. The associated unrealized gain in the first quarter of fiscal 2010 is immaterial and has been recorded in accumulated other comprehensive income, or OCI, reflected in the shareholders’ equity section of the consolidated balance sheet. The associated unrealized gain in the full year of fiscal 2009 was $0.1 million.

Our long-term investments consist of certificates of deposit and auction rate securities. The certificates of deposit are guaranteed by the Federal Deposit Insurance Corporation, classified as held to maturity and have maturities of approximately 2 years. As of the end of the first quarter of fiscal 2010 and as of the end of fiscal 2009, the fair value of our certificates of deposit was $4.8 million and $5.0 million, respectively. The associated unrealized losses in the first quarter of fiscal 2010 and in the full year of fiscal 2009 were immaterial.

Our auction rate securities are AAA/Aaa/A3-rated debt instruments with maturities that range from 23 to 30 years. They are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education. Their interest rates are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold and prior to 2008 has provided a liquid market for them. There continues to be uncertainty in the global credit and capital markets, which has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value. (Refer to NOTE 8 – Fair Value Measurements for discussion on how we determined the fair value of our investment in auction rate securities).

As of the end of the first quarter of fiscal 2010 and as of the end of fiscal 2009, the fair value of our auction rate securities was $3.2 million. The fair value of our auction rate securities, which increased by an immaterial amount during the first quarter of fiscal 2010, reflects a cumulative decline of $0.7 million from the par value. This cumulative $0.7 million decline ($0.4 million net of tax) is deemed temporary as we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before the recovery of their amortized cost basis. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide to sell these securities and it becomes more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis, we may be required to recognize impairment charges against income.

As of the end of the first quarter of fiscal 2010 and as of the end of fiscal 2009, we have recorded immaterial unrealized gains for our auction rate securities in OCI reflected in the shareholders’ equity section of the consolidated balance sheets.

NOTE 6.  Comprehensive (Loss) Income

Comprehensive (loss) income for the first quarter of fiscal 2010 and 2009 is as follows (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Comprehensive (loss) income
Net (loss) income	$(1,778)	$1,225
Unrealized gain on short- and long-term
investments, net	2	165
Total comprehensive (loss) income	$(1,776)	$1,390

NOTE 7.  Impact of Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued guidance titled “Improving Disclosures About Fair Value Measurements” that amends existing disclosure requirements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. Except for the separate level 3 disclosures, this guidance was effective for financial statements issued for interim or fiscal years beginning after December 15, 2009 and our adoption of it on January 31, 2010 did not have a material impact on our financial condition or results of operations. The rest of the guidance is effective for financial statements issued for interim or fiscal years beginning after December 15, 2010. Since these are disclosure requirements only, our adoption will not have a material impact on our financial condition or results of operations.

NOTE 8.  Fair Value Measurements

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

Financial assets and liabilities measured at fair value on a recurring basis as of the end of the first quarter of fiscal 2010 consisted of the following (in thousands):

	Balance at May 1, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities (available for sale)	$5,277	$5,277	$-	$-
Certificates of deposit (current)	167	167	-	-
Certificates of deposit (non-current)	4,802	4,802	-	-
Auction rate securities (non-current)	3,238	-	-	3,238
Total assets	$13,484	$10,246	$-	$3,238
Liabilities:
Deferred compensation plan (non-current)	$3,414	$3,414	$-	$-

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

The activity of our auction rate securities through the first quarter of fiscal 2010, whose fair value was measured using Level 3 inputs, is summarized below (in thousands):

Non-current
Carrying value as of January 30, 2010	$3,220
Repurchases	-
Total gains
Included in earnings	-
Included in other comprehensive income	18
Carrying value as of May 1, 2010	$3,238

NOTE 9.  Deferred Compensation Plan

In August 2006, we adopted the Hot Topic Inc. Management Deferred Compensation Plan, or the Deferred Compensation Plan, for the purpose of providing highly compensated employees and members of our Board a program to meet their financial planning needs. The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, or, in the case of members of our Board, 100% of their earned cash fees, all of which, together with the associated investment returns, are 100% vested from the outset. The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan. As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held within a “rabbi trust” on our consolidated balance sheet. We may at our discretion contribute certain amounts to eligible employees’ accounts. In January 2009, we began to contribute 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts. As of the end of the first quarter of fiscal 2010, assets and associated liabilities of the Deferred Compensation Plan were $3.3 million and $3.4 million, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheets. As of the end of fiscal 2009, assets and associated liabilities of the Deferred Compensation Plan were $3.1 million and $3.0 million, respectively.

NOTE 10. Valuation of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend.  When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management.  These cash flows are calculated by netting future estimated store sales against associated merchandise costs and store-related expenses such as payroll and occupancy. The estimated store sales, net of the aforementioned costs and expenses, used for this nonrecurring fair value measurement is considered a Level 3 input and discussed in more detail in NOTE 8 – Fair Value Measurements.

In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges.  While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges. For the first quarter of fiscal 2010 and 2009, impairment charges were not material and are recorded in selling, general and administrative expenses in our consolidated statements of operations.

NOTE 11. Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million that is set to expire on September 1, 2010. Letters of credit, which are primarily used for inventory purchases, are issued under the credit agreement.  There were letters of credit for $76,000 and $111,000 outstanding as of the end of the first quarter of fiscal 2010 and as of the end of fiscal 2009, respectively.

NOTE 12. Income Taxes

As of the end of the first quarter of fiscal 2010 and as of the end of fiscal 2009, the liability for income tax associated with unrecognized tax benefits was $2.9 million ($2.4 million net of federal benefit), of which $0.3 million ($0.2 million net of federal benefit) related to interest and $0.4 million related to penalties. Our effective tax rate will be affected by any portion of the liability we may recognize.

We believe that it is reasonably possible that $0.5 million ($0.4 million net of federal benefit) of our liability for unrecognized tax benefits, including $0.1 million ($0.1 million net of federal benefit) of associated interest, may be recognized in the next 12 months due to the settlement of audits and the expiration of statutes of limitations. As such, we have classified this amount as a current liability.

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits in tax expense. Tax expense during the first quarter of fiscal 2010 and 2009 related to interest and penalties was not material.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

From time to time, in both written reports (such as this report) and oral statements, we make “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that such forward-looking statements be subject to the “safe harbors” created by these sections. Generally, the words “believes,” “anticipates,” “expects,” “continue,” “intends,” “will,” “may,” “plans” and similar expressions identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements include, for example, statements regarding our expectations, beliefs, intentions or strategies regarding the future, such as the extent and timing of future revenues and expenses, economic conditions affecting consumer demand, ability to grow or maintain comparable store sales, response to new concepts and other expected financial results and information. All forward-looking statements included in this report are based on information available to us as of the date of this report and we assume no obligation to update or revise any forward-looking statements to reflect events or circumstances that occur after such statements are made. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements. These risks, as well as other risks and uncertainties, are located, among other places, in this Part I, Item 2 and in Part II, Item 1A under the caption “Risk Factors.”

Throughout this report, the terms “we,” “us,” “our” and similar references refer to Hot Topic, Inc. and its wholly-owned subsidiaries.

OVERVIEW

Description of Business

We are a mall and web-based specialty retailer operating the Hot Topic® and Torrid® concepts, as well as the e-space music concept, ShockHoundTM. At Hot Topic, we sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items for young men and women principally between the ages of 12 and 22. At Torrid, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females principally between the ages of 15 and 29. We sell merchandise on our websites www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores. At ShockHound, we sell music merchandise and MP3s on our website www.shockhound.com. We were incorporated in California in 1988 and opened our first Hot Topic store in 1989. We opened our first Torrid store in 2001 and ShockHound was launched in 2008.

Our Concepts and Strategies

Music is the overriding inspiration at our Hot Topic division. We believe that music, along with pop culture, plays a primary and integral role in the minds, activities and preferences of our target teen customers.  Our business strategies revolve around music and pop culture and help direct us to: keep a keen focus on music and music/pop culture-oriented merchandise; operate a fundamentally regular price business; emphasize superior customer service; and continue our efforts to host unique in-store events. In addition to these, we continue to implement initiatives that we believe will support and drive our business. A key initiative was completed with the launch of our Hot Topic loyalty program, HT+1, during the fourth quarter of 2009. HT+1 is free to join and is designed to build customer loyalty and encourage repeat sales by allowing members an opportunity to earn points in a variety of ways, including store visits, store purchases and online purchases. In addition, HT+1 allows us to communicate to members about products and events that are relevant to them, as well as giving members access to exclusive events that are not available to other customers. Since the launch, over 4 million people have become HT+1 members. Another key customer service initiative that we implemented during the third quarter of fiscal 2009 was the installation of touchscreen kiosk terminals in all stores. These kiosks provide our customers with convenient access to their HT+1 loyalty accounts as well as the ability to listen to a selection of music sold in the store. In November 2009, we strengthened our management team by adding a Chief Merchandising Officer for Hot Topic. We believe that this addition is helping us to continue to deliver compelling and relevant merchandise for our customers.

Our Torrid division focuses on fashion forward apparel and accessories for plus-size women. Our target customers have a youthful attitude and desire to reflect current fashion trends in their dress. We continue to focus on current fashion trends; listen to the customer; and emphasize customer service and the in-store and online experience. During the second quarter of fiscal 2008, we rolled out our private label Torrid credit card program, divastatusSM and together with consistent marketing, the growth of Torrid’s loyalty program, divastyle®, in-store operational improvements, and focusing of the assortment to reflect more of our customers’ attitudes and preferences, we believe that the recognition of our Torrid brand and the close relationships with our customers will continue to grow.

We developed and launched ShockHound during fiscal 2008. ShockHound is our full-bodied music website that has a vast selection of MP3s and vinyl encompassing multiple music genres as well as a selection of licensed apparel, accessories and gift items that are influenced by multi-genre music artists.  ShockHound customers also have the ability to access exclusive editorial and video content, and to join in the musical dialogue via a social networking platform. We recognize that our customers learn about and acquire music differently than they have in the past and we believe we can meet their needs by providing a more comprehensive, authentic online music discovery experience. We are extremely focused on reaching a wide ShockHound audience as we believe that there is a direct relationship between the level of traffic flowing to the website and the amount of music merchandise purchased from www.shockhound.com.

Store and Sales Data

At the end of the first quarter of fiscal 2010, we operated 681 Hot Topic stores and 156 Torrid stores throughout the United States and Puerto Rico, compared to 679 Hot Topic stores and 158 Torrid stores at the end of the first quarter of fiscal 2009.  During the first quarter of fiscal 2010, we opened one new Hot Topic store and one new Torrid store and closed one Torrid store.  We also remodeled or relocated five Hot Topic stores during the first quarter of fiscal 2010. We currently anticipate opening approximately five new Hot Topic stores, which include some in Canada, and five new Torrid stores during fiscal 2010.  We also plan to remodel or relocate 30 to 40 existing Hot Topic stores and plan to close approximately ten Hot Topic stores and five Torrid stores in fiscal 2010.  With a mature Hot Topic store base and considering the current economic environment, we believe we can more effectively improve company profitability by managing this existing store fleet rather than continuing to open a significant number of new stores.

During the first quarter of fiscal 2010, comparable store sales were down 8.7%, consisting of a Hot Topic division comparable store sales decline of 12.3%, and a Torrid division comparable store sales increase of 4.8%, as compared to the same period in the first quarter of fiscal 2009.  The comparable sales decline in the Hot Topic division resulted from decreases in the fashion and license categories.  During the same period, the comparable store sales increase at our Torrid division was due to an increase in apparel, particularly in bottoms, which was driven by denim.

Sales of our Hot Topic division’s apparel including tee-shirts, as a percentage of total net sales, increased to 52% during the first quarter of fiscal 2010 from 50% for the first quarter of fiscal 2009. Sales of our Torrid division’s apparel as a percentage of total net sales, increased to 78% during the first quarter of fiscal 2010 from 77% for the first quarter of fiscal 2009.

Cash Dividend

In April 2010, we paid a special one-time cash dividend and a regular quarterly cash dividend.  The cash dividends are discussed in more detail in this Part I, Item 2 under the caption “Liquidity and Capital Resources”.

General

Store Comparability

We consider a store comparable after it has been open for 15 full months. If a store is closed during a period, it is included in the computation of comparable store sales for that fiscal month, quarter and year-to-date period, only for the days in which the store was operating as compared to the full month in the comparable period.

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31. References to the first quarter of fiscal 2010 and 2009 refer to the thirteen week periods ended May 1, 2010 and May 2, 2009, respectively. References to fiscal 2011, 2010, 2009, 2008 and 2007 refer to the 52-week periods ending January 30, 2012, January 29, 2011, January 30, 2010, January 31, 2009 and February 2, 2008. Fiscal 2006 refers to the 53-week period ended February 3, 2007.

Segment Information

We currently have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts, and the early stage of business operations of our ShockHound concept.

RESULTS OF OPERATIONS

The following discussion of our results of operations, financial condition and liquidity and other matters should be read in conjunction with our condensed consolidated financial statements and the Notes related thereto.

Three Months Ended May 1, 2010 Compared to the Three Months Ended May 2, 2009

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales.  The discussion that follows should be read in conjunction with this table:

For the three months ended:	May 1, 2010		May 2, 2009

Net sales	100.0%		100.0%
Cost of goods sold, including buying, distribution and occupancy costs	66.5		65.7

Gross margin	33.5		34.3
Selling, general and administrative expenses	35.3		33.2

(Loss) income from operations	(1.8)		1.1
Interest and other income, net	0.0		0.1

(Loss) income before (benefit) provision for income taxes	(1.8)		1.2
(Benefit) provision for income taxes	(0.7)		0.5

Net (loss) income	(1.1	) %	0.7%

Net sales decreased $12.5 million, or 7.1%, to $162.6 million during the first quarter of fiscal 2010 from $175.1 million during the first quarter of fiscal 2009.  The components of this $12.5 million decrease in net sales are as follows:

Amount
(millions)	Description
$(14.9)	Decrease in comparable net sales from Hot Topic stores in the first quarter of fiscal 2010 compared to the corresponding period from the prior fiscal year.
(0.6)	Decrease in net sales due to the closure of one Hot Topic store and four Torrid stores since the first quarter of the prior year.
(0.4)	Decrease in net sales from sixteen expanded or relocated Hot Topic stores not yet qualifying as comparable stores.
0.3
Increase in net sales from three new Hot Topic and two new Torrid store opened since the first quarter of the prior year and eleven Hot Topic and one Torrid stores not yet qualifying as comparable stores.

1.5	Increase in internet sales.
1.6	Increase in comparable net sales from Torrid stores in the first quarter of fiscal 2010 compared to the corresponding period from the prior fiscal year.
$(12.5)	Total

At the end of the first quarter of fiscal 2010, 653 of the 681 Hot Topic stores were included in the comparable store base, compared to 655 of the 679 Hot Topic stores open at the end of the first quarter of fiscal 2009. At the end of the first quarter of fiscal 2010, 154 of the 156 Torrid stores were included in the comparable store base, compared to 147 of the 158 Torrid stores open at the end of the first quarter of fiscal 2009.

Gross margin decreased $5.6 million, or 9.3%, to $54.5 million during the first quarter of fiscal 2010 from $60.1 million during the first quarter of fiscal 2009.  As a percentage of net sales, gross margin decreased to 33.5% during the first quarter of fiscal 2010 from 34.3% in the first quarter of fiscal 2009.  The significant components of this 0.8 percentage point decrease in gross margin as a percentage of net sales are as follows:

%	Description
(0.4)	Store occupancy percentage increase primarily due to deleveraging store expenses over lower store sales.
(0.3)	Store depreciation percentage increase mainly related to deleveraging on lower store sales.
(0.3)	Increase in distribution expense primarily due to deleveraging on lower store sales.
(0.1)	Increase in buying payroll expense, primarily as a result of deleveraging on lower store sales.
0.3	Increase in merchandise margin primarily as a result of higher realized markup, partially offset by higher markdowns.
(0.8)%	Total

Selling, general and administrative expenses decreased $0.8 million, or 1.4%, to $57.5 million during the first quarter of fiscal 2010 compared to $58.3 million during the first quarter of fiscal 2009.  As a percentage of net sales, selling, general and administrative expenses increased to 35.3% in the first quarter of fiscal 2010 compared to 33.2% in the first quarter of fiscal 2009. The significant components of the 2.1 percentage point increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
1.1	Increase in payroll and related costs and deleveraging on lower store sales, partially offset by lower performance based bonuses.
0.7	Increase in marketing expenses primarily due to increased spending on in-store signs, internet marketing and our Hot Topic loyalty program.
0.6	Increase in general and administrative payroll and benefits, primarily due to deleveraging on lower sales.
0.3	Increase in depreciation on computer hardware and software.
(0.6)	Decrease in general and administrative performance based bonus.
2.1%	Total

Income from operations decreased $4.9 million to a $3.0 million loss during the first quarter of fiscal 2010 from income of $1.9 million during the first quarter of fiscal 2009.  As a percentage of net sales, loss from operations was 1.8% in the first quarter of fiscal 2010 compared to income of 1.1% in the first quarter of fiscal 2009.

Net interest income decreased $0.1 million to $0.1 million during the first quarter of fiscal 2010 from $0.2 million during the first quarter of fiscal 2009. The decrease in net interest income was attributable to lower interest rates during the first quarter of fiscal 2010.

Benefit for income taxes was $1.1 million for the first quarter of fiscal 2010 compared to provision for income taxes of $0.8 million for the first quarter of fiscal 2009.  The effective tax rate was 39.1% for the first quarter of fiscal 2010 compared to 39.4% for the first quarter of fiscal 2009. The decrease in the effective tax rate was primarily due to an increase in non-taxable income arising from deferred compensation investment gains and a decrease in the liability associated with unrecognized tax benefits. The decrease was partially offset by a decrease in non-taxable income arising from lower interest rate yields.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 2010, our primary use of cash was to fund a $1.00 per share special one-time cash dividend paid to shareholders of record at the close of business on April 19, 2010 and a $0.07 per share regular quarterly cash dividend paid to shareholders of record at the close of business on April 19, 2010, both of which were authorized by our Board on April 6, 2010. We released the funds used to pay for the special one-time cash dividend and the regular quarterly cash dividend during the first quarter of fiscal 2010. Our Board will determine future regular quarterly cash dividends after giving consideration to our then existing levels of cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time. As of the end of the first quarter of fiscal 2010, dividends paid amounted to $47.6 million. We did not make any dividend payments during fiscal 2009.

Historically and during the first quarter of fiscal 2010, other uses of cash have been to purchase merchandise inventories, improve our information technology infrastructure and finance store remodels, relocations and to a lesser extent, new store openings. In the past we have also made periodic repurchases of our common stock.  During the first quarter of fiscal 2010 and consistent with recent years, we satisfied our cash requirements principally from cash flows from operations. We also maintain a $5.0 million unsecured credit agreement for issuing letters of credit for inventory purchases that will expire on September 1, 2010, after which we expect to renew it under similar terms. There were letters of credit for $76,000 and $111,000 outstanding as of the end of the first quarter of fiscal 2010 and as of the end of fiscal 2009, respectively. Cash, cash equivalents and short- and long-term investments held by us were $76.9 million and $131.3 million as of the end of the first quarter of fiscal 2010 and as of the end of fiscal 2009, respectively. We believe our current cash balances and cash generated from operations will be sufficient to fund our operations through at least the next 12 months.

Cash and cash equivalents are held primarily in diversified money market funds. Our short-term investments were $5.4 million and $5.3 million as of the end of the first quarter of fiscal 2010 and as of the end of fiscal 2009, respectively. They consist primarily of highly rated municipal bonds, have maturities that are less than six months and are accounted for as available for sale. As of the end of the first quarter of fiscal 2010 and as of the end of fiscal 2009, our long-term investments consisted of certificates of deposit and AAA/Aaa/A3-rated auction rate securities. The certificates of deposit are guaranteed by the Federal Deposit Insurance Corporation and have maturities of approximately 2 years. As of the end of the first quarter of fiscal 2010 and as of the end of fiscal 2009, the fair value of our certificates of deposit was $4.8 million and $5.0 million, respectively.

 Our auction rate securities are accounted for as available for sale and are backed by pools of student loans guaranteed by the U.S. Department of Education. They are debt instruments with maturities that range from 23 to 30 years and have interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. This same auction process is designed to provide a means by which these securities can be sold and prior to 2008 has provided a liquid market for them. There continues to be uncertainty in the global credit and capital markets, which has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids. While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value. Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities has been based on a valuation model using current assumptions.

As of the end of the first quarter of fiscal 2010 and as of the end of fiscal 2009, the fair value of our auction rate securities was $3.2 million. The fair value of our auction rate securities, which increased by an immaterial amount during the first quarter of fiscal 2010, reflects a cumulative decline of $0.7 million from the par value. This cumulative $0.7 million decline ($0.4 million net of tax) is deemed temporary as we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before the recovery of their amortized cost basis. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide to sell these securities and it becomes more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis, we may be required to recognize impairment charges against income.

For the first quarter of fiscal 2010, we have recorded an immaterial unrealized gain for our auction rate securities in other cumulative income, or OCI, reflected in the shareholders’ equity section of the consolidated balance sheets. For the first quarter of fiscal 2009, we recorded an unrealized gain of $0.1 million in OCI.

While the auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Net cash flows used in operating activities were $2.1 million in the first quarter of fiscal 2010 compared to $3.3 million in the first quarter of fiscal 2009.  The $1.2 million decrease in cash flows used in operating activities in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 was primarily attributable to increases in income tax payable and accrued liabilities, partially offset by a decrease in accounts payable, and an increase in prepaid expenses and other current assets.

Net cash flows used in investing activities were $5.7 million in the first quarter of fiscal 2010 compared to $2.4 million in the first quarter of fiscal 2009. The $3.3 million increase in cash flows used in investing activities in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 was attributable to a $3.1 million decrease in proceeds from the sale of short- and long-term investments, net of purchases and a $0.2 million increase in purchases of property and equipment.

Net cash flows used in financing activities were $46.5 million in the first quarter of fiscal 2010 compared to $0.5 million provided by financing activities in the first quarter of fiscal 2009.  The increase in cash flows used in financing activities in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 was primarily attributable to the $47.6 million in cash dividends paid during the first quarter of fiscal 2010.

The following table summarizes our contractual obligations as of the end of the first quarter of  fiscal 2010 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period (in thousands)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$280,846	$58,090	$99,845	$69,455	$53,456
Purchase obligations	91,197	91,197	-	-	-
Letters of credit and other obligations	9,268	4,245	3,710	1,313	-
Income tax audit settlements¹	354	354	-	-	-
Total contractual obligations	$381,665	$153,886	$103,555	$70,768	$53,456

(1)
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

We anticipate we will spend approximately $30 to $32 million on capital expenditures in fiscal 2010. Of the $30 to $32 million, we plan to spend approximately $17 to $19 million for store construction and other improvements to existing stores, including the remodel or relocation of 30 to 40 existing Hot Topic stores.  We plan to spend the remaining capital expenditures on various improvements in our information technology infrastructure, including technological improvements at the store level, new computer hardware and software and the further development and improvement of our Internet websites.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a further discussion about the application of these and other accounting policies, refer to the notes included in our fiscal 2009 Annual Report on Form 10-K.

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

Valuation of Long-Lived Assets: We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. These cash flows are calculated by netting future estimated store sales against associated merchandise costs and store-related expenses such as payroll and occupancy. The estimated store sales, net of the aforementioned costs and expenses, used for this nonrecurring fair value measurement is considered a Level 3 input and discussed in more detail in NOTE 8 – Fair Value Measurements contained in the accompanying financial statements. In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges. While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are not a party to any derivative financial instruments.  Our exposure to market risk primarily relates to changes in interest rates on our investments with maturities of less than three months (which are considered to be cash and cash equivalents) and short- and long-term investments with maturities in excess of three months.  A 100 basis point change in interest rates over a three-month period would not have a material impact on the fair value of our investment portfolio as of the end of the first quarter of fiscal 2010.

We hold long-term investments in AAA/Aaa/A3-rated auction rate securities which are backed by pools of student loans guaranteed by the U.S. Department of Education. As of the end of the first quarter of fiscal 2010 and as of the end of fiscal 2009, the fair value of our auction rate securities was $3.2 million. The fair value of our auction rate securities, which increased by an immaterial amount during the first quarter of fiscal 2010, reflects a cumulative decline of $0.7 million from the par value. This cumulative $0.7 million decline ($0.4 million net of tax) is deemed temporary as we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before the recovery of their amortized cost basis. There continues to be uncertainty in the global credit and capital markets, which has resulted in the failure of auctions. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide to sell these securities and it becomes more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis, we may be required to recognize impairment charges against income. While the auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Our auction rate securities are discussed in more detail in this Part I, Item 2 under the caption “Liquidity and Capital Resources”.

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

Item 1A. Risk Factors

CERTAIN RISKS RELATED TO OUR BUSINESS

Before deciding to invest in Hot Topic, Inc. or to maintain or increase an investment in Hot Topic, Inc., readers should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The risks described below are not the only risks we face. Additional risks that are not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks actually occur, our business, financial condition and results of operations could be seriously harmed, and our stock price could decline. The risks described below include certain changes to the “Risk Factors” set forth in our fiscal 2009 Annual Report on Form 10-K.

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

Our financial performance is largely dependent upon the continued popularity of music, the Internet and digital music, music videos and music television networks among teenagers and college-age adults; the emergence of new artists and the success of music releases and music/pop culture-related products; the continuance of a significant level of teenage spending on music/pop culture-licensed and music/pop culture-influenced products; and our ability to anticipate and keep pace with the music, fashion and merchandise preferences of our customers. The popularity of particular types of music, artists, styles, trends and brands is subject to change. Our failure to anticipate, identify and react appropriately to changing trends could lead to, among other things, excess inventories and higher markdowns, which could have a material adverse effect on our results of operations and financial condition and on our image with customers. There can be no assurance that our new products will be met with the same level of acceptance as in the past or that the failure of any new products will not have a material adverse effect on our business, results of operations and financial condition.

Our comparable store sales are subject to fluctuation resulting from factors within and outside our control, and lower than expected comparable store sales could impact our business and our stock price.

A variety of factors affect our comparable store sales including, among others, the timing of new music, film and television releases, music/pop culture-related products and related promotional events; music and fashion trends; the general retail sales environment and the effect of the overall economic environment, including the global economic downturn; our ability to efficiently source and distribute products; changes in our merchandise mix and the challenges involved in getting the right mix into stores at the right time; our ability to attain certain pop culture-related licenses including on an exclusive basis; competition from other retailers; calendar shifts of holiday or seasonal periods; and our ability to execute our business strategy efficiently. The following table shows our comparable store sales results for the first quarter of fiscal 2010 and other recent periods:

Fiscal Year	2010	2009	2008	2007
Year to Date / Total Year	(8.7)%	(5.1)%	1.0%	(4.4)%
1st Quarter	(8.7)%	7.1%	(2.8)%	(2.3)%
2nd Quarter	N/A	(7.7)%	(0.9)%	(5.8)%
3rd Quarter	N/A	(5.0)%	1.0%	(2.6)%
4th Quarter	N/A	(11.5)%	5.2%	(6.3)%

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

ShockHound is subject to the general risks for new concepts described above as well as its own particular risks and uncertainties, such as risks related to maintaining access to third party digital content, maintaining adequate information technology and data security systems, increasing customer brand awareness, differentiating product and content from that of our competitors, and marketing and driving traffic to www.shockhound.com. Our inability to partner with other high-traffic websites could limit the amount of traffic and related volume for ShockHound.  ShockHound faces substantial competition from companies such as Apple Inc. and eMusic.com, Inc. that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships. Moreover, some current and potential competitors have substantial resources and experience, and they may be able to provide music discovery content at little or no profit or even at a loss. We cannot assure you that we will be able to effectively compete with these companies. Also, this new concept requires us to contract with third party owners, providers and/or distributors to offer digital content through ShockHound. We could also be required to pay substantial fees to obtain or renew the rights to this content. Typically, licensing arrangements are short-term and do not guarantee the continuation or renewal of these arrangements on reasonable terms. Some third-party content providers currently, or may in the future, offer competing products and services and could take action to make it more difficult or impossible for us to license their content in the future. Other digital content owners, providers or distributors may lose their rights to distribute digital content, seek to limit our access to, or increase the total cost of, such content. If we were unable to offer a wide variety of music content at reasonable prices with acceptable usage rules, our financial condition and operating results could be adversely affected.

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

Prior to fiscal 2007, our net sales grew primarily as a result of the opening of new stores. More recently, we have focused on evolving our existing business by remodeling, relocating or closing certain existing stores and to a much lesser extent in the future, continuing to open and operate new stores.  We plan to remodel or relocate 30 to 40 existing Hot Topic stores and plan to close approximately ten Hot Topic and five Torrid stores in fiscal 2010. We also currently anticipate opening approximately five new Hot Topic stores, including some in Canada, and approximately five new Torrid stores during fiscal 2010.

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

The profitability of our business depends to a certain degree upon the price of petroleum products, both as a component of the transportation costs for delivery of inventory from our vendors to our stores and as a raw material used in the production of our merchandise. Petroleum prices are volatile and have risen to historic or near historic highs in the recent past. We are unable to predict what the price of crude oil and the resulting petroleum products will be in the future. We may be unable to pass along to our customers the increased costs that would result from higher petroleum prices. Therefore, any such increase could have a material adverse impact on our business and profitability.

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

We hold long-term investments in AAA/Aaa/A3-rated auction rate securities which are backed by pools of student loans guaranteed by the U.S. Department of Education. As of the end of the first quarter of fiscal 2010 and as of the end of fiscal 2009, the fair value of our auction rate securities was $3.2 million. The fair value of our auction rate securities, which increased by an immaterial amount during the first quarter of fiscal 2010, reflects a cumulative decline of $0.7 million from the par value. This cumulative $0.7 million decline ($0.4 million net of tax) is deemed temporary as we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before the recovery of their amortized cost basis. There continues to be uncertainty in the global credit and capital markets, which has resulted in the failure of auctions. If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations. In addition, in the event that we decide to sell these securities and it becomes more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis, we may be required to recognize impairment charges against income. While the auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Our auction rate securities are discussed in more detail in Part I, Item 2 under the caption “Liquidity and Capital Resources”.

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

Based on our review of certain underperforming stores, impairment charges during the first quarter of fiscal 2010 were immaterial. In the full years of fiscal 2009 and 2008, we recorded impairment charges of $0.9 million and $1.2 million, respectively. There can be no assurance that we will not incur future impairment charges for underperforming stores, which could have a significant negative impact on our operating results. In addition, we closed three Hot Topic stores and four Torrid stores during fiscal 2009. Although the stores that closed in fiscal 2009 had been underperforming as compared with our other Hot Topic and Torrid stores, there is no assurance these store closures will have a significant positive impact on our operating results. We expect to close approximately ten Hot Topic and five Torrid stores in fiscal 2010. We also expect to identify and close additional underperforming stores in the future, which also could adversely affect our operating results.

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

To the extent that any of our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, could harm our, or our vendors’, ability to source products. This disruption could materially limit the merchandise that we would have available for sale and reduce our revenues and earnings. Trade restrictions in the form of tariffs or quotas, or both, that are applicable to the products that we sell also could affect the import of those products and could increase the cost and reduce the supply of products available to us. Further, changes in tariffs or quotas for merchandise imported from individual foreign countries could lead us to shift our sources of supply among various countries. Any shift we might undertake in the future could result in a disruption of our sources of supply and lead to a reduction in our revenues and earnings. Supply chain security initiatives undertaken by the United States government that impede the normal flow of product could also negatively impact our business.

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

Over the past several years, we have made improvements to existing hardware and software systems, as well as implemented new systems. For example, we have enhanced the functionality of our current Escalate Retail Systems software and implemented financial and human resources systems software from Lawson Software. In addition, we implemented a customer loyalty software and merchandise planning software. We rely heavily on these systems and software and if they do not work effectively, we may experience delays or failures in our operations. These delays or failures could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. To manage growth of our operations and personnel, we will need to continue to improve, adopt changes to, and maintain our operational and financial systems, transaction processing and procedures and controls. In doing so, we could incur substantial additional expenses and if we are unable to do so, our sales results and financial performance could be adversely affected.

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

The retail apparel and accessory industry is highly competitive. We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified associates and management personnel. Our Hot Topic stores currently compete with street alternative stores located primarily in metropolitan areas; with other shopping mall-based teenage-focused retailers and their subsidiaries such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Bebe, Inc., Charlotte Russe Holding, Inc., Claire’s Stores, Inc., Gap, Inc., Forever 21, Pacific Sunwear of California, Inc., Spencer Gifts, Inc., H&M, The Buckle, The Dress Barn, Inc., Wet Seal, Inc., Urban Outfitters, Inc., rue21 and Zumiez, Inc. We also compete with big-box discount stores such as Target Corporation and Wal-Mart Stores, Inc.; with music stores such as Barnes & Noble, Inc., Best Buy Co., Inc. and Borders Group, Inc.; and with mail order catalogs and websites. Torrid has additional competitors, such as Alloy, Inc., Charming Shoppes, Inc., Deb Shops, Delia’s Corp. and plus-size departments in department stores and discount stores as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid products. ShockHound faces substantial competition from companies such as Apple Inc. and eMusic.com, Inc. Furthermore, declining album sales may force record labels to seek alternative forms of revenue by selling similar merchandise. Some of our competitors are larger and may have greater financial, marketing and other resources. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices. Increased competition could have a material adverse effect on our business, results of operations and financial condition.

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

3.3	Amended and Restated Bylaws, as amended. (Filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Specimen stock certificate. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (333-5054-LA) and incorporated herein by reference.)
10.1a	Employment Letter Agreement dated September 9, 2009 between the Registrant and Amy Kocourek.
31.1	Certification, dated May 21, 2010, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification, dated May 21, 2010, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications, dated May 21, 2010, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

a	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc.
(Registrant)

Date:	May 21, 2010	/s/ Elizabeth McLaughlin
Elizabeth McLaughlin
Chief Executive Officer
(Principal Executive Officer)

Date:	May 21, 2010	/s/ James McGinty
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

3.3	Amended and Restated Bylaws, as amended. (Filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Specimen stock certificate. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (333-5054-LA) and incorporated herein by reference.)
10.1a	Employment Letter Agreement dated September 9, 2009 between the Registrant and Amy Kocourek.
31.1	Certification, dated May 21, 2010, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification, dated May 21, 2010, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications, dated May 21, 2010, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

a	Denotes management contract or compensatory plan or arrangement