Form 10-Q
period 2010-07-31
HOT TOPIC INC /CA/
filed 2010-08-20
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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
Yes ☐                    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  August 18, 2010 – 44,579,427 shares of common stock, no par value.

HOT TOPIC, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Hot Topic, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	July 31, 2010	January 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,812	$117,764
Short-term investments	10,978	5,301
Inventory	88,572	76,483
Prepaid expenses and other	22,268	14,395
Deferred tax assets	6,041	6,192
Total current assets	178,671	220,135

Property and equipment, net	135,095	140,252
Deposits and other	3,860	3,304
Long-term investments	6,614	8,192
Deferred tax assets	5,532	4,511
Total assets	$329,772	$376,394

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$35,939	$20,235
Accrued liabilities	35,690	40,824
Income taxes payable	538	545
Total current liabilities	72,167	61,604

Deferred rent and other	29,820	32,376
Income taxes payable	2,380	2,380
Deferred compensation	3,609	2,987

Commitments and contingencies

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common shares, no par value; 150,000,000 shares authorized;
44,579,427 and 44,339,711 shares issued and
outstanding at July 31, 2010 and January 30, 2010, respectively	126,057	122,552
Retained earnings	96,092	154,905
Accumulated other comprehensive loss	(353)	(410)
Total shareholders’ equity	221,796	277,047
Total liabilities and shareholders’ equity	$329,772	$376,394

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Net sales	$150,007	$157,793	$312,654	$332,917
Cost of goods sold, including buying,
distribution and occupancy costs	103,985	108,135	212,169	223,129
Gross margin	46,022	49,658	100,485	109,788

Selling, general and administrative expenses	56,381	55,084	113,836	113,362
Loss from operations	(10,359)	(5,426)	(13,351)	(3,574)

Interest income, net	58	183	132	353
Loss before benefit for income taxes	(10,301)	(5,243)	(13,219)	(3,221)

Benefit for income taxes	(4,032)	(2,066)	(5,173)	(1,269)
Net loss	$(6,269)	$(3,177)	$(8,046)	$(1,952)

Loss per share:
Basic and diluted	$(0.14)	$(0.07)	$(0.18)	$(0.04)

Shares used in computing loss per share:
Basic and diluted	44,563	44,064	44,480	44,032

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six Months Ended
	July 31, 2010	August 1, 2009
OPERATING ACTIVITIES
Net loss	$(8,046)	$(1,952)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	19,626	18,980
Stock-based compensation	2,207	2,304
Loss on disposal of fixed assets	57	356
Impairment of long-lived assets	456	362
Deferred taxes	(1,064)	(1,212)
Gift card breakage	(352)	(348)
Changes in operating assets and liabilities:
Inventory	(12,089)	(10,440)
Prepaid expenses and other current assets	(7,873)	(4,395)
Deposits and other assets	(556)	(1,294)
Accounts payable	15,704	6,937
Accrued liabilities	(4,269)	(7,323)
Deferred rent	(2,367)	(2,552)
Income taxes payable	(7)	(6,690)
Net cash provided by (used in) operating activities	1,427	(7,267)

INVESTING ACTIVITIES
Purchases of property and equipment	(14,983)	(13,356)
(Purchase) proceeds from sale of short- and long-term investments, net	(4,001)	9,639
Net cash used in investing activities	(18,984)	(3,717)

FINANCING ACTIVITIES
Excess tax benefit from stock-based compensation	243	145
Proceeds from employee stock purchases and exercise
of stock options	1,128	618
Payment of dividends	(50,766)	-
Net cash (used in) provided by financing activities	(49,395)	763
Decrease in cash and cash equivalents	(66,952)	(10,221)
Cash and cash equivalents at beginning of period	117,764	90,135
Cash and cash equivalents at end of period	$50,812	$79,914

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$24	$7
Cash paid during the period for income taxes	$2,563	$11,571
Cash paid for capital lease obligation	$191	$-

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

We were incorporated in California in fiscal 1988 and opened our first Hot Topic store the following year in fiscal 1989.  We opened our first Torrid store in fiscal 2001.  ShockHound was launched in fiscal 2008.  At the end of the second quarter of fiscal 2010, we operated 679 Hot Topic stores and 155 Torrid stores throughout the United States and Puerto Rico.  We currently have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts, and the early stage of business operations of our ShockHound concept.

Throughout this report, the terms the “company,” “we,” “us,” “our” and similar references refer to Hot Topic, Inc. and its wholly-owned subsidiaries.

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31.  References to the second quarter of fiscal 2010 and 2009 refer to the thirteen week periods ended July 31, 2010 and August 1, 2009, respectively.  References to fiscal year-to-date 2010 and 2009 refer to the twenty-six week periods ended July 31, 2010 and August 1, 2009, respectively.  References to fiscal 2011, 2010, 2009, 2008 and 2007 refer to the 52-week periods ending January 28, 2012, January 29, 2011, January 30, 2010, January 31, 2009 and February 2, 2008.

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

The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board.  Both incentive and non-statutory stock options granted by us under the 2006 Plan must carry an exercise price of at least 100% of the fair market value of our common stock on the date of grant or 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock.  Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 10 years.  In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) the 732,456 shares of common stock remaining available for issuance under the 1996 Plan as of June 13, 2006, (b) an additional 2,350,000 shares and (c) the number of shares subject to stock awards as of June 13, 2006 under the 1996 Plan pursuant to the terms of the 1996 Plan.  As of the end of the second quarter of fiscal 2010, 269,650 shares were available for future grants under the 2006 Plan.  These available shares include a portion of the 300,000 shares that were set aside for the issuance of up to 200,000 performance stock awards previously granted to Elizabeth McLaughlin in March 2008 which, on June 8, 2010, were voluntarily cancelled in exchange for a nominal payment to Ms. McLaughlin of $1.00.  This cancellation effectively lowered the requirement to set aside 537,000 shares (for the issuance of 358,000 restricted stock unit awards) to 237,000 shares (for the issuance of 158,000 restricted stock unit awards).  All awards to date under the 2006 Plan have been granted to our employees and none have been granted to consultants.

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

In March 2009 and 2008, we granted performance stock awards under the 2006 Plan to certain members of our management.  These grants were substantially similar to the performance stock awards granted in March 2007.  None of these awards have vested and no shares have been issued pursuant to the grants.  The 2009 and 2008 awards provide for the issuance of up to 430,000 and 158,000 shares of our common stock, respectively, net of forfeitures, with vesting and issuance contingent upon achieving performance goals for fiscal 2011 and 2010, respectively, based upon our operating income for those fiscal years; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent these performance goals are ultimately met.  The market values of our common stock as of the 2009 and 2008 grant dates of these performance stock awards were $9.56 and $4.75, respectively.  Compensation expense for these awards is required to be recorded over the three-year terms of the awards, based on the market values as of the grant dates, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2011 and 2010, respectively.  As of  the end of the second quarter of fiscal 2010, it is our best estimate that none of the 2009 or 2008 performance stock awards will be earned at the end of the respective three-year terms.  In aggregate, we have not recognized any compensation expense for these 2009 and 2008 awards.

Under our 1996 Non-Employee Directors’ Stock Option Plan, or the 1996 NEDSOP, we may grant and have granted stock options to non-employee directors.  The exercise price of options granted under the 1996 NEDSOP shall be determined by the Board at the date of grant and shall be 100% of the fair market value of our common stock on the date of grant.  Unless the Board determines otherwise, options vest over four years and generally expire ten years from the date of grant.  The total share reserve under the 1996 NEDSOP is 720,000 shares, of which as of the end of the second quarter of fiscal 2010, 21,226 shares were available for future grants.  No options under the 1996 NEDSOP have been granted to consultants.

In June 2010 and 2009, we granted non-employee directors an aggregate of 31,763 and 20,559 shares of restricted common stock, respectively, under the 2006 Plan.  Restricted shares generally vest in one installment in the year subsequent to the grant year.  All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board.  The value of these grants is expensed over the vesting period.  During the second quarter of fiscal 2010, $39,000, of which $13,000 relates to the fiscal 2009 grant, was expensed.  During the second quarter of fiscal 2009, $39,000, of which $13,000 related to the fiscal 2008 grant, was expensed.  During fiscal year-to-date 2010, $78,000, of which $52,000 relates to the fiscal 2009 grant, was expensed.  During fiscal year-to-date 2009, $78,000, of which $52,000 related to the fiscal 2008 grant, was expensed.

The following table summarizes stock options outstanding under all of our plans as of the end of the second quarter of fiscal 2010, as well as activity during fiscal year-to-date 2010:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 30, 2010	6,689,496	$12.36

Granted	930,570	$6.00
Exercised	(166,626)	$5.41
Forfeited or expired	(38,715)	$14.14

Outstanding at July 31, 2010	7,414,725	$11.70	5.83	$495

Exercisable at July 31, 2010	5,001,082	$13.85	4.42	$210

The total fair value of shares vested remained the same during the second quarter of fiscal 2010 and 2009, at $0.9 million.  The total fair value of shares vested during fiscal year-to-date 2010 and 2009 was $2.7 million and $2.1 million, respectively.

Cash proceeds, tax benefits and intrinsic values related to total stock options exercised during the second quarter of fiscal 2010 and 2009 and during fiscal year-to-date 2010 and 2009 are provided in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Proceeds from stock options exercised	$2	$39	$902	$442
Tax benefit related to stock options exercised	$0.1	$10	$203	$130
Intrinsic value of stock options exercised	$0.3	$24	$506	$324

In June 1996, the Board adopted the Employee Stock Purchase Plan, or the Stock Purchase Plan.   The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees.  All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan.  Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason.  In general, an employee may reduce their contribution or withdraw from participation in an offering at any time during the purchase period for such offering.  Employees receive a 15% discount on shares purchased under the Stock Purchase Plan.  Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted.  The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996.  Subsequent offerings have occurred every six months commencing January 1, 1997.  843,979 shares could still be sold to employees under the Stock Purchase Plan as of the end of the second quarter of fiscal 2010.   Compensation expense for the second quarter of fiscal 2010 and 2009 was $46,000 and $37,000, respectively, related to the fair value of the rights granted to participants under the plan.  Compensation expense for fiscal year-to-date 2010 and 2009 was $92,000 and $74,000, respectively.

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

The effect of recording stock-based compensation for the second quarter of fiscal 2010 and 2009 and for fiscal year-to-date 2010 and 2009 was as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Stock-based compensation by type of award:
Employee stock options and awards	$1,028	$989	$2,115	$1,920
Restricted stock units	-	189	-	310
Employee stock purchase plan	46	37	92	74

Total stock-based compensation expense	1,074	1,215	2,207	2,304
Tax effect on stock-based compensation expense	(396)	(456)	(815)	(861)

Net effect on net loss	$678	$759	$1,392	$1,443

Effect on loss per share:
Basic and diluted	$0.02	$0.02	$0.03	$0.03

For the second quarter of fiscal 2010 and 2009, $175,000 and $161,000, respectively, of stock-based compensation expense was recorded as a component of cost of goods sold and the remainder, $0.9 million and $1.1 million, respectively, was charged to selling, general and administrative expense.

For fiscal year-to-date 2010 and 2009, $366,000 and $301,000, respectively, of stock-based compensation expense was recorded as a component of cost of goods sold and the remainder, $1.8 million and $2.0 million, respectively, was charged to selling, general and administrative expense.

As of the end of the second quarter of fiscal 2010 and 2009, we had $7.1 million and $8.5 million, respectively, of unrecognized expense related to non-vested stock option grants, which are expected to be recognized over weighted average periods of 2.75 years and 2.82 years, respectively.

As of the end of the second quarter of fiscal 2010 and 2009, we had $129,000 of unrecognized expense related to restricted stock grants, which are each expected to be recognized over a weighted average period of 0.85 years.

Calculation of Fair Value of Options

The Black-Scholes option valuation model used to determine the fair value of stock-based compensation incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield.  The expected term of an award is generally no less than the option vesting period and is based on our historical experience.  Expected volatility is based upon the historical volatility of our stock price.  The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s expected life.  The dividend yield is based on the expected dividend yield as of the date of option grant.  We began to pay dividends during the first quarter of fiscal 2010.

The following weighted average assumptions were used for stock options granted:

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Risk free interest rate	3%	2%	2%	2%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	57%	56%	57%	55%
Expected dividend yield	4%	0%	2%	0%
Weighted average fair value at grant date	$1.94	$3.72	$2.87	$4.53

NOTE 3. Cash Dividend

In April 2010, the Board authorized a $1.00 per share special one-time cash dividend that was paid to shareholders of record at the close of business on April 19, 2010 and a $0.07 per share regular quarterly cash dividend that was also paid to shareholders of record at the close of business on April 19, 2010.  In July 2010, the Board authorized a $0.07 per share regular quarterly cash dividend that was paid to shareholders of record at the close of business on July 19, 2010.  We released the funds used to pay for this regular quarterly cash dividend during the second quarter of fiscal 2010.  Our Board will determine future regular quarterly cash dividends after giving consideration to our then existing levels of profit and cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  As of the end of the second quarter of fiscal 2010, total dividends paid amounted to $50.8 million comprising of $44.5 million for the $1.00 per share special one-time cash dividend paid in the first quarter of fiscal 2010 and $6.2 million (of which $3.1 million was paid in the second quarter of fiscal 2010) for the $0.07 per share regular quarterly cash dividends initiated in the first quarter of fiscal 2010.  We did not make any dividend payments during fiscal 2009.

NOTE 4. Earnings Per Share

Basic earnings or loss per share is computed by dividing net income or net loss, respectively, by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period.  Periods of net loss require the diluted computation to be the same as the basic computation.  As of the end of the second quarter of fiscal 2010 and 2009, options to purchase 6,603,062 and 5,685,846 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding.  For fiscal year-to-date 2010 and 2009, options to purchase 6,324,204 and 5,411,102 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding.  The calculation of dilutive shares also excludes the portion of the performance stock awards granted to certain members of our management in March 2009 and March 2008 that are not expected to be earned or vest as the issuance of the underlying shares is contingent upon achieving certain performance goals in fiscal 2011 and 2010, respectively.

A reconciliation of the numerator and denominator of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Basic and diluted loss per share computation:
Numerator	$(6,269)	$(3,177)	$(8,046)	$(1,952)
Denominator:
Weighted average common shares outstanding	44,563	44,064	44,480	44,032

Basic and diluted loss per share	$(0.14)	$(0.07)	$(0.18)	$(0.04)

NOTE 5.  Short- and Long-Term Investments

Our short-term investments consist primarily of interest-bearing municipal bonds, have maturities that are less than one year and are accounted for as available for sale.  As of the end of the second quarter of fiscal 2010 and as of the end of fiscal 2009, short-term investments were $11.0 million and $5.3 million, respectively.  The associated unrealized gains in the second quarter of fiscal 2010 and in fiscal year-to-date 2010 were immaterial and have been recorded in accumulated other comprehensive loss, or OCL, reflected in the shareholders’ equity section of the consolidated balance sheet.  The associated unrealized gain in the full year of fiscal 2009 was $0.1 million.

Our long-term investments consist of certificates of deposit and auction rate securities.  The certificates of deposit are guaranteed by the Federal Deposit Insurance Corporation, classified as held to maturity and have maturities of up to two years.  As of the end of the second quarter of fiscal 2010 and as of the end of fiscal 2009, the fair value of our certificates of deposit was $4.1 million and $5.0 million, respectively.  The associated unrealized losses in the second quarter of fiscal 2010, in fiscal year-to-date 2010 and in the full year of fiscal 2009 were immaterial and have been recorded in OCL reflected in the shareholders’ equity section of the consolidated balance sheet.

Our auction rate securities are AAA/Aaa/A3-rated debt instruments with maturities that range from 23 to 30 years.  They are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education.  Their interest rates are reset through an auction process, most commonly at intervals of 7, 28 and 35 days.  This same auction process is designed to provide a means by which these securities can be sold and prior to 2008 had provided a liquid market for them.  There continues to be uncertainty in the global credit and capital markets, which has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids.  While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value.  Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities has been based on a valuation model using current assumptions.  (Refer to “NOTE 8 – Fair Value Measurements” for further discussion on how we determined the fair value of our investment in auction rate securities).

As of the end of the second quarter of fiscal 2010 and as of the end of fiscal 2009, the fair value of our auction rate securities was $2.5 million and $3.2 million, respectively.  The $0.7 million decline in fair value from the beginning of the fiscal year represents a $0.8 million redemption of certain auction rate securities at par during the second quarter of fiscal 2010 and a $0.1 million net decrease in fair value of the remaining auction rate securities, of which $70,000 relates to the second quarter of fiscal 2010.  The decrease is offset by the recovery in fair value of $0.2 million which was previously temporarily impaired.  The fair value of our remaining auction rate securities as of the end of the second quarter of fiscal 2010 reflects a cumulative decline of $0.6 million from the par value.  This cumulative $0.6 million decline ($0.4 million net of tax) is deemed temporary as we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before the recovery of their amortized cost basis.  If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations.  In addition, in the event that we decide to sell these securities and it becomes more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis, we may be required to recognize impairment charges against income.

As of the end of the second quarter of fiscal 2010 and as of the end of fiscal 2009, we have recorded immaterial unrealized gains for our auction rate securities in OCL reflected in the shareholders’ equity section of the consolidated balance sheets.

NOTE 6.  Comprehensive Loss

Comprehensive loss for the second quarter of fiscal 2010 and 2009 and for fiscal year-to-date 2010 and 2009 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Comprehensive loss
Net loss	$(6,269)	$(3,177)	$(8,046)	$(1,952)
Unrealized gain on short- and long-term
investments, net	55	701	57	866
Total comprehensive loss	$(6,214)	$(2,476)	$(7,989)	$(1,086)

NOTE 7.  Impact of Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued guidance titled “Improving Disclosures About Fair Value Measurements” that amends existing disclosure requirements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  Except for the separate level 3 disclosures, this guidance was effective for financial statements issued for interim or fiscal years beginning after December 15, 2009, and our adoption of it on January 31, 2010 did not have a material impact on our financial condition or results of operations.  The rest of the guidance is effective for financial statements issued for interim or fiscal years beginning after December 15, 2010.  Since these are disclosure requirements only, our adoption will not have a material impact on our financial condition or results of operations.

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

Financial assets and liabilities measured at fair value on a recurring basis as of the end of the second quarter of fiscal 2010 consisted of the following (in thousands):

	Balance at July 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities (current)	$10,128	$10,128	$-	$-
Certificates of deposit (current)	850	850	-	-
Certificates of deposit (non-current)	4,118	4,118	-	-
Auction rate securities (non-current)	2,496	-	-	2,496
Total assets	$17,592	$15,096	$-	$2,496
Liabilities:
Deferred compensation plan (non-current)	$3,609	$3,609	$-	$-

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

The activity of our auction rate securities through the second quarter of fiscal 2010, whose fair value was measured using Level 3 inputs, is summarized below (in thousands):

Non-current
Carrying value as of January 30, 2010	$3,220
Redemptions*	(800)
Total gains
Included in earnings	-
Included in other comprehensive income**	76
Carrying value as of July 31, 2010	$2,496

*	Redemptions of $0.8 million occurred during the second quarter of fiscal 2010.

**
Unrealized gains of $9,000 and unrealized losses of $70,000 occurred during the first and second quarters of fiscal 2010, respectively.  In addition, the recovery in fair value of $9,000 and $128,000 which was previously temporarily impaired occurred during the first and second quarters of fiscal 2010, respectively.

NOTE 9.  Deferred Compensation Plan

In August 2006, we adopted the Hot Topic Inc. Management Deferred Compensation Plan, or the Deferred Compensation Plan, for the purpose of providing highly compensated employees and members of our Board a program to meet their financial planning needs.  The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, or, in the case of members of our Board, 100% of their earned cash fees, all of which, together with the associated investment returns, are 100% vested from the outset.  The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan.  As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held within a “rabbi trust” on our consolidated balance sheet.  We may at our discretion contribute certain amounts to eligible employees’ accounts.  In January 2009, we began to contribute 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts.  As of the end of the second quarter of fiscal 2010, assets and associated liabilities of the Deferred Compensation Plan were each $3.6 million, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheets.  As of the end of fiscal 2009, assets and associated liabilities of the Deferred Compensation Plan were $3.1 million and $3.0 million, respectively.

NOTE 10.  Valuation of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified.  Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend.  When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management.  These cash flows are calculated by netting future estimated store sales against associated merchandise costs and store-related expenses such as payroll and occupancy.  The estimated store sales, net of the aforementioned costs and expenses, used for this nonrecurring fair value measurement is considered a Level 3 input as defined in “NOTE 8 – Fair Value Measurements.”

In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges.  While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges.  For the second quarter of fiscal 2010 and 2009, we recorded impairment charges of $439,000 and $257,000, respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations.  For fiscal year-to-date 2010 and 2009, we recorded impairment charges of $456,000 and $271,000, respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations.

NOTE 11.  Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million that is set to expire on September 1, 2011.  Letters of credit, which are primarily used for inventory purchases, are issued under the credit agreement.  There were letters of credit for $99,000 and $111,000 outstanding as of the end of the second quarter of fiscal 2010 and as of the end of fiscal 2009, respectively.

NOTE 12.  Income Taxes

As of the end of the second quarter of fiscal 2010 and as of the end of fiscal 2009, the liability for income tax associated with unrecognized tax benefits was $2.9 million ($2.4 million net of federal benefit), of which $0.3 million ($0.2 million net of federal benefit) related to interest and $0.4 million related to penalties.  Our effective tax rate will be affected by any portion of the liability we may recognize.

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

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits in tax expense.  Tax expense during the second quarter of fiscal 2010 and 2009 related to interest and penalties was not material.

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

NOTE 13.  Commitments and Contingencies

      On July 14, 2010, an employee filed a lawsuit against us in the Superior Court of California, County of Los Angeles, on behalf of herself and a putative class.  The lawsuit asserts claims for failure to provide adequate meal or rest breaks, failure to pay regular and overtime wages, failure to timely pay wages at end of employment, failure to indemnify employees for necessary expenditures and unfair business practices.  The lawsuit seeks compensatory damages, restitution, special damages, statutory penalties, punitive damages, attorneys' fees and injunctive relief.  We intend to vigorously defend ourselves against the various claims, though at the present time we are unable to predict the outcome of this matter.

     From time to time, we are involved in other matters of litigation that arise in the ordinary course of business.  Though significant litigation or awards against us could seriously harm our business and financial results, we do not at this time expect any of our litigation to have a material adverse effect on our overall financial condition.

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

Our Concepts and Strategies

Music is the overriding inspiration at our Hot Topic division.  We believe that music, along with pop culture, plays a primary and integral role in the minds, activities and preferences of our target teen customers.  Our business strategies revolve around music and pop culture and help direct us to: keep a keen focus on music and music/pop culture-oriented merchandise; operate a fundamentally regular price business; emphasize superior customer service; and continue our efforts to host unique in-store events.  In addition to these, we continue to implement initiatives that we believe will support and drive our business.  A key initiative was completed with the launch of our Hot Topic loyalty program, HT+1, during the fourth quarter of 2009.  HT+1 is free to join and is designed to build customer loyalty and encourage repeat sales by allowing members an opportunity to earn points in a variety of ways, including store visits, store purchases and online purchases.  In addition, HT+1 allows us to communicate to members about products and events that are relevant to them, as well as giving members access to exclusive events that are not available to other customers.  Since the launch, over 5 million people have become HT+1 members.  Another key customer service initiative that we implemented during the third quarter of fiscal 2009 was the installation of touchscreen kiosk terminals in all stores.  These kiosks provide our customers with convenient access to their HT+1 loyalty accounts as well as the ability to listen to a selection of music sold in the store.  During the second quarter of fiscal 2010, we expanded the capabilities of the kiosks to include a shop-and-ship feature that allows our customers to access, purchase and ship to their homes or the store, merchandise from our hottopic.com and shockhound.com websites, as well as purchase MP3s from our shockhound.com website.

Our Torrid division focuses on fashion forward apparel and accessories for plus-size women.  Our target customers have a youthful attitude and desire to reflect current fashion trends in their dress.  We continue to focus on current fashion trends; listen to the customer; and emphasize customer service and the in-store and online experience.  We believe that the recognition of our Torrid brand and the close relationships with our customers will continue to grow through the expansion of our private label Torrid credit card program, divastatusSM, consistent marketing, Torrid’s loyalty program, divastyle®, in-store and online operational improvements, and focusing the assortment to reflect more of our customers’ attitudes and preferences.

We developed and launched ShockHound during fiscal 2008.  ShockHound is our full-bodied music website that has a vast selection of MP3s and vinyl encompassing multiple music genres as well as a selection of licensed apparel, accessories and gift items that are influenced by multi-genre music artists.   ShockHound customers also have the ability to access exclusive editorial and video content, and to join in the musical dialogue via a social networking platform.  We recognize that our customers learn about and acquire music differently than they have in the past and we believe we can meet their needs by providing a more comprehensive, authentic online music discovery experience.  We are extremely focused on reaching a wide ShockHound audience as we believe there is a direct relationship between the level of traffic flowing to the website and the amount of music merchandise purchased from www.shockhound.com.

Store and Sales Data

At the end of the second quarter of fiscal 2010, we operated 679 Hot Topic stores and 155 Torrid stores throughout the United States and Puerto Rico, compared to 679 Hot Topic stores and 156 Torrid stores at the end of the second quarter of fiscal 2009.  During the second quarter of fiscal 2010, we opened one new Hot Topic store and one new Torrid store and closed three Hot Topic stores and two Torrid stores.  We also remodeled or relocated six Hot Topic stores during the second quarter of fiscal 2010.  We currently anticipate opening approximately six new Hot Topic stores, which include some in Canada, and three or four new Torrid stores during fiscal 2010.  We also plan to remodel or relocate approximately 35 existing Hot Topic stores and plan to close approximately 13 Hot Topic stores and five Torrid stores in fiscal 2010.  With a mature Hot Topic store base and considering the current economic environment, we believe we can more effectively improve company profitability by managing this existing store fleet rather than continuing to open a significant number of new stores.

During the second quarter of fiscal 2010 and fiscal year-to-date 2010, comparable store sales were down 6.4% and 7.6%, respectively, consisting of a Hot Topic division comparable store sales decline of 6.5% and 9.6%, respectively, and a Torrid division comparable store sales decline of 6.0% and 0.4%, respectively, as compared to the same periods in fiscal 2009.  During the second quarter of fiscal 2010, the comparable store sales decline in the Hot Topic division resulted primarily from a decrease in fashion apparel and fashion accessories, partially offset by an increase in the license category.  During the same period, the comparable store sales decline at our Torrid division was due to declines in apparel, primarily bottoms, and accessories.

Sales of our Hot Topic division’s apparel including tee-shirts, as a percentage of total net sales, decreased to 53% during the second quarter of fiscal 2010 from 54% during the second quarter of fiscal 2009.  Sales of our Torrid division’s apparel as a percentage of total net sales was 79% during the second quarter of fiscal 2010 and 2009.

Cash Dividend

In July 2010, we paid a regular quarterly cash dividend to our shareholders.  The cash dividends are discussed in more detail in “NOTE 3 – Cash Dividend” contained in the accompanying financial statements.

General

Store Comparability
We consider a store comparable after it has been open for 15 full months.  If a store is closed during a period, it is included in the computation of comparable store sales for that fiscal month, quarter and year-to-date period, only for the days in which the store was operating as compared to the full month in the comparable period.

Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31.  References to the second quarter of fiscal 2010 and 2009 refer to the thirteen week periods ended July 31, 2010 and August 1, 2009, respectively.  References to fiscal year-to-date 2010 and 2009 refer to the twenty-six week periods ended July 31, 2010 and August 1, 2009, respectively.  References to fiscal 2011, 2010, 2009, 2008 and 2007 refer to the 52-week periods ending January 28, 2012, January 29, 2011, January 30, 2010, January 31, 2009 and February 2, 2008.

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

Three Months Ended July 31, 2010 Compared to the Three Months Ended August 1, 2009

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales.  The discussion that follows should be read in conjunction with this table:

For the three months ended:	July 31, 2010		August 1, 2009

Net sales	100.0%		100.0%
Cost of goods sold, including buying, distribution and occupancy costs	69.3		68.5

Gross margin	30.7		31.5
Selling, general and administrative expenses	37.6		34.9

Loss from operations	(6.9)		(3.4)
Interest and other income, net	0.0		0.1

Loss before benefit for income taxes	(6.9)		(3.3)
Benefit for income taxes	(2.7)		(1.3)

Net loss	(4.2	) %	(2.0	) %

Net sales decreased $7.8 million, or 4.9%, to $150.0 million during the second quarter of fiscal 2010 from $157.8 million during the second quarter of fiscal 2009.  The components of this $7.8 million decrease in net sales are as follows:

Amount
(millions)	Description
$(7.3)	Decrease in comparable net sales from Hot Topic stores in the second quarter of fiscal 2010 compared to the corresponding period from the prior fiscal year.
(1.8)	Decrease in comparable net sales from Torrid stores in the second quarter of fiscal 2010 compared to the corresponding period from the prior fiscal year.
(0.9)	Decrease in net sales due to the closure of four Hot Topic stores and three Torrid stores since the second quarter of the prior year.
0.3	Increase in net sales from two new Torrid stores opened since the second quarter of the prior year and one Torrid store not yet qualifying as a comparable store.
0.4	Increase in net sales from four new Hot Topic stores opened since the second quarter of the prior year and ten Hot Topic stores not yet qualifying as comparable stores.
1.5	Increase in internet sales.
$(7.8)	Total

At the end of the second quarter of fiscal 2010, 651 of the 679 Hot Topic stores were included in the comparable store base, compared to 653 of the 679 Hot Topic stores open at the end of the second quarter of fiscal 2009.  At the end of the second quarter of fiscal 2010, 152 of the 155 Torrid stores were included in the comparable store base, compared to 148 of the 156 Torrid stores open at the end of the second quarter of fiscal 2009.

Gross margin decreased $3.7 million, or 7.4%, to $46.0 million during the second quarter of fiscal 2010 from $49.7 million during the second quarter of fiscal 2009.  As a percentage of net sales, gross margin decreased to 30.7% during the second quarter of fiscal 2010 from 31.5% in the second quarter of fiscal 2009.  The significant components of this 0.8 percentage point decrease in gross margin as a percentage of net sales are as follows:

%	Description
(0.4)	Store occupancy percentage increase primarily due to deleveraging on lower store sales.
(0.2)	Store depreciation percentage increase mainly related to deleveraging on lower store sales.
(0.2)	Distribution expense percentage increase primarily due to deleveraging on lower store sales.
(0.1)	Increase in buying payroll expense and deleveraging on lower store sales.
0.1	Increase in merchandise margin primarily as a result of higher realized markup.
(0.8)%	Total

Selling, general and administrative expenses increased $1.3 million, or 2.4%, to $56.4 million during the second quarter of fiscal 2010 compared to $55.1 million during the second quarter of fiscal 2009.  As a percentage of net sales, selling, general and administrative expenses increased to 37.6% in the second quarter of fiscal 2010 compared to 34.9% in the second quarter of fiscal 2009.  The significant components of the 2.7 percentage point increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
1.1	Increase in store payroll costs is due to higher medical costs and deleveraging on lower store sales.
0.9	Increase in general and administrative payroll and medical costs, and deleveraging on lower store sales.
0.4
Increase in other store expenses primarily due to an increase in costs associated with the Hot Topic loyalty program, telecommunication costs and credit card processing costs, partially offset by lower repair and maintenance costs and inventory service costs.

0.4	Increase in marketing expenses primarily due to additional internet marketing costs.
0.3	Increase in depreciation on computer hardware and software.
(0.4)
Decrease in other general and administrative costs, primarily due to decreased spending on consulting services, travel costs and computer maintenance costs, partially offset by an increase in asset impairment costs.

2.7%	Total

Loss from operations increased $5.0 million to $10.4 million during the second quarter of fiscal 2010 from $5.4 million during the second quarter of fiscal 2009.  As a percentage of net sales, loss from operations was 6.9% in the second quarter of fiscal 2010 compared to 3.4% in the second quarter of fiscal 2009.

Benefit for income taxes was $4.0 million for the second quarter of fiscal 2010 compared to $2.1 million for the second quarter of fiscal 2009.  The effective tax rate was 39.1% for the second quarter of fiscal 2010 compared to 39.4% for the second quarter of fiscal 2009.  The decrease in the effective tax rate was primarily due to a decrease in the liability associated with unrecognized tax benefits.

Six Months Ended July 31, 2010 Compared to the Six Months Ended August 1, 2009

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales.  The discussion that follows should be read in conjunction with this table:

For the six months ended:	July 31, 2010	August 1, 2009

Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	67.9	67.0

Gross margin	32.1	33.0
Selling, general and administrative expenses	36.4	34.1

Loss from operations	(4.3)	(1.1)
Interest and other income, net	0.0	0.1

Loss before benefit for income taxes	(4.3)	(1.0)
Benefit for income taxes	(1.7)	(0.4)

Net loss	(2.6)%	(0.6)%

Net sales decreased $20.2 million, or 6.1%, to $312.7 million during fiscal year-to-date 2010 from $332.9 million during fiscal year-to-date 2009.  The components of this $20.2 million decrease in net sales are as follows:

(millions)	Description
$(22.3)	Decrease in comparable net sales from Hot Topic stores in fiscal year-to-date 2010 compared to the corresponding period from the previous fiscal year.
(1.4)	Decrease in net sales due to the closure of four Hot Topic stores and three Torrid stores since the second quarter of the prior year.
(0.3)	Decrease in net sales from 16 expanded or relocated Hot Topic stores, not yet qualifying as comparable stores.
(0.3)	Decrease in comparable net sales from Torrid stores in fiscal year-to-date 2010 compared to the corresponding period from the previous fiscal year.
0.4	Increase in net sales from four new Hot Topic stores opened since the second quarter of the prior year and ten Hot Topic stores not yet qualifying as comparable stores.
0.6	Increase in net sales from two new Torrid stores opened since the second quarter of the prior year and one Torrid store not yet qualifying as a comparable store.
3.1	Increase in internet sales.
$(20.2)	Total

Gross margin decreased $9.3 million, or 8.5%, to $100.5 million during fiscal year-to-date 2010 from $109.8 million during fiscal year-to-date 2009.  As a percentage of net sales, gross margin decreased to 32.1% during fiscal year-to-date 2010 from 33.0% during fiscal year-to-date 2009.  The significant components of this 0.9 percentage point decrease in gross margin as a percentage of net sales are as follows:

%	Description
(0.4)	Store occupancy percentage increase primarily due to deleveraging on lower store sales.
(0.3)	Store depreciation percentage increase mainly related to deleveraging on lower store sales.
(0.2)	Distribution expense percentage increase primarily due to deleveraging expenses on lower store sales.
(0.2)	Increase in buying payroll expense and deleveraging on lower store sales.
0.2	Increase in merchandise margin primarily as a result of higher realized markup, partially offset by higher markdowns as a percentage of sales.
(0.9)%	Total

Selling, general and administrative expenses increased $0.4 million, or 0.4%, to $113.8 million during fiscal year-to-date 2010 compared to $113.4 million during fiscal year-to-date 2009.  As a percentage of net sales, selling, general and administrative expenses increased to 36.4% during fiscal year-to-date 2010 compared to 34.1% during fiscal year-to-date 2009.  The significant components of the 2.3 percentage point increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
1.1	Increase in store payroll costs due to higher medical costs and deleveraging on lower store sales.
0.5	Increase in marketing expenses primarily due to additional internet marketing costs and in-store signage costs.
0.4	Increase in general and administrative payroll and medical costs, and deleveraging on lower store sales, partially offset by decrease in performance based bonuses.
0.3
Increase in other store expenses primarily due to an increase in costs associated with Hot Topic loyalty program, telecommunication costs and credit card processing costs, partially offset by lower repair and maintenance expenses and inventory service costs.

0.3	Increase in depreciation on computer hardware and software.
(0.3)	Decrease in other general and administrative expenses, primarily due to decreased spending on consulting services, travel expenses and computer maintenance costs.
2.3%	Total

Loss from operations increased $9.8 million to $13.4 million during fiscal year-to-date 2010 from $3.6 million during fiscal year-to-date 2009.  As a percentage of net sales, loss from operations was 4.3% during fiscal year-to-date 2010 compared to 1.1% during fiscal year-to-date 2009.

Benefit for income taxes was $5.2 million during fiscal year-to-date 2010 compared to $1.3 million during fiscal year-to-date 2009.  The effective tax rate was 39.1% during fiscal year-to-date 2010 compared to 39.4% during fiscal year-to-date 2009.  The decrease in the effective tax rate was primarily due to a decrease in the liability associated with unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal year-to-date 2010, our primary use of cash was to fund a $1.00 per share special one-time cash dividend paid to shareholders in the first quarter of fiscal 2010 and $0.07 per share regular quarterly cash dividends initiated in the first quarter of fiscal 2010.  As of the end of the second quarter of fiscal 2010, total dividends paid amounted to $50.8 million comprising of $44.5 million for the $1.00 per share special one-time cash dividend and $6.2 million (of which $3.1 million was paid in the second quarter of fiscal 2010) for the $0.07 per share regular quarterly cash dividends.  We did not make any dividend payments during fiscal 2009.  Our cash dividends are discussed in more detail in “NOTE 3 – Cash Dividend” contained in the accompanying financial statements.

Historically and during the second quarter of fiscal 2010, other uses of cash have been to purchase merchandise inventories, improve our information technology infrastructure and fund store remodels, relocations and to a lesser extent, new store openings.  In the past we have also made periodic repurchases of our common stock.  During the second quarter of fiscal 2010 and consistent with recent years, we satisfied our cash requirements principally from cash flows from operations.  We also maintain a $5.0 million unsecured credit agreement for issuing letters of credit for inventory purchases that will expire on September 1, 2011, after which we expect to renew it under similar terms.  There were letters of credit for $99,000 and $111,000 outstanding as of the end of the second quarter of fiscal 2010 and as of the end of fiscal 2009, respectively.  Cash, cash equivalents and short- and long-term investments held by us were $68.4 million and $131.3 million as of the end of the second quarter of fiscal 2010 and as of the end of fiscal 2009, respectively.  We believe our current cash balances and cash generated from operations will be sufficient to fund our operations through at least the next 12 months.

Cash and cash equivalents are held primarily in diversified money market funds.  Our short-term investments were $11.0 million and $5.3 million as of the end of the second quarter of fiscal 2010 and as of the end of fiscal 2009, respectively.  They consist primarily of highly rated municipal bonds, have maturities that are less than one year and are accounted for as available for sale.  As of the end of the second quarter of fiscal 2010 and as of the end of fiscal 2009, our long-term investments consisted of certificates of deposit and AAA/Aaa/A3-rated auction rate securities.  The certificates of deposit are guaranteed by the Federal Deposit Insurance Corporation and have maturities of up to two years.  As of the end of the second quarter of fiscal 2010 and as of the end of fiscal 2009, the fair value of our certificates of deposit was $4.1 million and $5.0 million, respectively.

Our auction rate securities are accounted for as available for sale and are backed by pools of student loans guaranteed by the U.S. Department of Education.  They are debt instruments with maturities that range from 23 to 30 years and have interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days.  As of the end of the second quarter of fiscal 2010 and as of the end of fiscal 2009, the fair value of our auction rate securities was $2.5 million and $3.2 million, respectively. While auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will impact our ability to fund our working capital needs, capital expenditures or other business requirements.  Our auction rate securities are discussed in more detail in “NOTE 5 – Short- and Long-Term Investments” contained in the accompanying financial statements.

Net cash flows provided by operating activities were $1.4 million during fiscal year-to-date 2010 compared to net cash flows used in operating activities of $7.3 million during fiscal year-to-date 2009.   The $8.7 million increase in cash flows provided by operating activities during fiscal year-to-date 2010 compared to fiscal year-to-date 2009 was primarily attributable to increases in accounts payable, income tax payable and accrued liabilities, partially offset by increases in inventory, prepaid expenses and other current assets.

Net cash flows used in investing activities were $18.9 million during fiscal year-to-date 2010 compared to $3.7 million during fiscal year-to-date 2009.  The $15.2 million increase in cash flows used in investing activities during fiscal year-to-date 2010 compared to fiscal year-to-date 2009 was attributable to a $13.6 million decrease in proceeds from the sale of short- and long-term investments, net of purchases and a $1.6 million increase in purchases of property and equipment.

Net cash flows used in financing activities were $49.4 million during fiscal year-to-date 2010 compared to $0.8 million provided by financing activities during fiscal year-to-date 2009.  The increase in cash flows used in financing activities during fiscal year-to-date 2010 compared to fiscal year-to-date 2009 was primarily attributable to the $50.8 million in cash dividends paid during fiscal year-to-date 2010.

The following table summarizes our contractual obligations as of the end of the second quarter of fiscal 2010 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period (in thousands)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$273,439	$57,755	$98,790	$67,152	$49,742
Purchase obligations	100,157	100,157	-	-	-
Letters of credit and other obligations	8,508	4,143	3,234	1,131	-
Income tax audit settlements¹	354	354	-	-	-
Total contractual obligations	$382,458	$162,409	$102,024	$68,283	$49,742

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

We anticipate we will spend approximately $30 to $32 million on capital expenditures in fiscal 2010.  Of the $30 to $32 million, we plan to spend approximately $17 to $19 million for store construction and other improvements to existing stores, including the remodel or relocation of approximately 35 existing Hot Topic stores.  We plan to spend the remaining capital expenditures on various improvements in our information technology infrastructure, including technological improvements at the store level, new computer hardware and software and the further development and improvement of our Internet websites.

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

Valuation of Long-Lived Assets: We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified.  Factors we consider important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend.  When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management.  These cash flows are calculated by netting future estimated store sales against associated merchandise costs and store-related expenses such as payroll and occupancy.  The estimated store sales, net of the aforementioned costs and expenses, used for this nonrecurring fair value measurement is considered a Level 3 input and discussed in more detail in “NOTE 8 – Fair Value Measurements” contained in the accompanying financial statements.   In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges.  While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are not a party to any derivative financial instruments.  Our exposure to market risk primarily relates to changes in interest rates on our investments with maturities of less than three months (which are considered to be cash and cash equivalents) and short- and long-term investments with maturities in excess of three months.  A 100 basis point change in interest rates over a three-month period would not have a material impact on the fair value of our investment portfolio as of the end of the second quarter of fiscal 2010.

We hold long-term investments in AAA/Aaa/A3-rated auction rate securities which are accounted for as available for sale and are backed by pools of student loans guaranteed by the U.S. Department of Education.  As of the end of the second quarter of fiscal 2010 and as of the end of fiscal 2009, the fair value of our auction rate securities was $2.5 million and $3.2 million, respectively.  While auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will impact our ability to fund our working capital needs, capital expenditures or other business requirements.  Our auction rate securities are discussed in more detail in “NOTE 5 – Short- and Long-Term Investments” contained in the accompanying financial statements.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

        Our legal proceedings are discussed in more detail in “NOTE 13 – Commitments and Contingencies” contained in the accompanying financial statements.

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

A variety of factors affect our comparable store sales including, among others, the timing of new music, film and television releases, music/pop culture-related products and related promotional events; music and fashion trends; the general retail sales environment and the effect of the overall economic environment, including the global economic downturn; our ability to efficiently source and distribute products; changes in our merchandise mix and the challenges involved in getting the right mix into stores at the right time; our ability to attain certain pop culture-related licenses including on an exclusive basis; competition from other retailers; calendar shifts of holiday or seasonal periods; and our ability to execute our business strategy efficiently. The following table shows our comparable store sales results for fiscal 2010 and other recent periods:

Fiscal Year	2010	2009	2008	2007
Year to Date / Total Year	(7.6)%	(5.1)%	1.0%	(4.4)%
1st Quarter	(8.7)%	7.1%	(2.8)%	(2.3)%
2nd Quarter	(6.4)%	(7.7)%	(0.9)%	(5.8)%
3rd Quarter	N/A	(5.0)%	1.0%	(2.6)%
4th Quarter	N/A	(11.5)%	5.2%	(6.3)%

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

We may enter into contracts with third-party providers and/or distributors to offer their digital content and related merchandise for sale online. We may be negatively impacted by a number of factors, including among others: the malfunction of third-party sites, hardware, software and other equipment; service outages of third-party sites; third-party claims of data privacy and security breaches and intellectual property infringements; and poor integration of our technology into their software and services. If we are unable to prevent one or more of these occurrences, our results could be negatively impacted.

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

Prior to fiscal 2007, our net sales grew primarily as a result of the opening of new stores. More recently, we have focused on evolving our existing business by remodeling, relocating or closing certain existing stores and to a much lesser extent in the future, continuing to open and operate new stores.  We plan to remodel or relocate approximately 35 existing Hot Topic stores and plan to close approximately 13 Hot Topic and five Torrid stores in fiscal 2010. We also currently anticipate opening approximately six new Hot Topic stores, including some in Canada, and three or four new Torrid stores during fiscal 2010.

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

We hold long-term investments in AAA/Aaa/A3-rated auction rate securities which are accounted for as available for sale and are backed by pools of student loans guaranteed by the U.S. Department of Education. They are debt instruments with maturities that range from 23 to 30 years and have interest rates that are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. As of the end of the second quarter of fiscal 2010 and as of the end of fiscal 2009, the fair value of our auction rate securities was $2.5 million and $3.2 million, respectively. While auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will impact our ability to fund our working capital needs, capital expenditures or other business requirements. Our auction rate securities are discussed in more detail in “NOTE 5 – Short- and Long-Term Investments” contained in the accompanying financial statements.

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

Based on our review of certain underperforming stores, impairment charges during fiscal year-to-date 2010, the full year fiscal 2009 and the full year fiscal 2008 were $0.5 million, $0.9 million and $1.2 million, respectively. There can be no assurance that we will not incur future impairment charges for underperforming stores, which could have a significant negative impact on our operating results. In addition, we closed three Hot Topic stores and four Torrid stores during fiscal 2009. Although the stores that closed in fiscal 2009 had been underperforming as compared with our other Hot Topic and Torrid stores, there is no assurance these store closures will have a significant positive impact on our operating results. We expect to close approximately 13 Hot Topic and five Torrid stores in fiscal 2010. We also expect to identify and close additional underperforming stores in the future, which also could adversely affect our operating results.

Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or change the way we do business.

In addition to increased regulatory compliance requirements, recent changes in laws and any future changes could make ordinary conduct of our business more expensive or require us to change the way we do business. For example, changes in federal and state minimum wage laws could cause us to reexamine our entire wage structure for stores. Other laws related to treatment of employees, including laws related to employee benefits and privacy, could also negatively impact us such as by increasing benefits costs such as medical expenses. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws.

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

The retail apparel and accessory industry is highly competitive.  We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified associates and management personnel.  We currently compete with street alternative stores located primarily in metropolitan areas; with other shopping mall-based teenage-focused retailers and their subsidiaries such as Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Bebe, Inc., Charlotte Russe Holding, Inc., Claire’s Stores, Inc., Gap, Inc., Forever 21, Pacific Sunwear of California, Inc., Spencer Gifts, Inc., H&M, The Buckle, The Dress Barn, Inc., Wet Seal, Inc., Urban Outfitters, Inc., rue21 and Zumiez, Inc. We also compete with big-box discount stores such as Target Corporation and Wal-Mart Stores, Inc.; with music stores such as Barnes & Noble, Inc., Best Buy Co., Inc. and Borders Group, Inc.; and with mail order catalogs and websites. Torrid has additional competitors, such as Alloy, Inc., Charming Shoppes, Inc., Deb Shops, Delia’s Corp. and plus-size departments in department stores and discount stores as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid products. ShockHound faces substantial competition from companies such as Apple Inc. and eMusic.com, Inc. Furthermore, declining album sales may force record labels to seek alternative forms of revenue by selling similar merchandise. Some of our competitors are larger and may have greater financial, marketing and other resources. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower our prices. Increased competition could have a material adverse effect on our business, results of operations and financial condition.

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

Our principal executive offices, a distribution center and a significant number of our stores are located in California. If we experience a sustained disruption in energy supplies, or if electricity and gas costs in California fluctuate dramatically, our results of operations could be materially and adversely affected. In addition, California is subject to natural disasters such as earthquakes, fires and floods.  Another distribution center is located in Tennessee which is also subject to natural disasters such as floods and tornados.  A significant natural disaster or other catastrophic event affecting our facilities could have a material adverse impact on our business, financial condition and operating results.

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

3.3	Amended and Restated Bylaws, as amended. (Filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Specimen stock certificate. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (333-5054-LA) and incorporated herein by reference.)
31.1	Certification, dated August 20, 2010, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification, dated August 20, 2010, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications, dated August 20, 2010, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc.
(Registrant)

Date:	August 20, 2010	/s/ Elizabeth McLaughlin
Elizabeth McLaughlin
Chief Executive Officer
(Principal Executive Officer)

Date:	August 20, 2010	/s/ James McGinty
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

3.3	Amended and Restated Bylaws, as amended. (Filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Specimen stock certificate. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (333-5054-LA) and incorporated herein by reference.)
31.1	Certification, dated August 20, 2010, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification, dated August 20, 2010, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications, dated August 20, 2010, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.