Form 10-Q
period 2010-10-30
HOT TOPIC INC /CA/
filed 2010-11-19
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  November 17, 2010 – 44,586,144 shares of common stock, no par value.

HOT TOPIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Hot Topic, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	October 30, 2010	January 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,362	$117,764
Short-term investments	16,590	5,301
Inventory	90,743	76,483
Prepaid expenses and other	22,421	14,395
Deferred tax assets	6,036	6,192
Total current assets	177,152	220,135

Property and equipment, net	130,522	140,252
Deposits and other	4,258	3,304
Long-term investments	2,480	8,192
Deferred tax assets	6,113	4,511
Total assets	$320,525	$376,394

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$29,785	$20,235
Accrued liabilities	35,023	40,824
Income taxes payable	538	545
Total current liabilities	65,346	61,604

Deferred rent and other	28,594	32,376
Income taxes payable	2,380	2,380
Deferred compensation	4,094	2,987

Commitments and contingencies

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common shares, no par value; 150,000,000 shares authorized;
44,586,144 and 44,339,711 shares issued and
outstanding at October 30, 2010 and January 30, 2010, respectively	127,078	122,552
Retained earnings	93,358	154,905
Accumulated other comprehensive loss	(325)	(410)
Total shareholders’ equity	220,111	277,047
Total liabilities and shareholders’ equity	$320,525	$376,394

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Net sales	$183,219	$189,568	$495,873	$522,485
Cost of goods sold, including buying,
distribution and occupancy costs	118,669	119,674	330,838	342,803
Gross margin	64,550	69,894	165,035	179,682

Selling, general and administrative expenses	64,229	60,260	178,066	173,622
Income (loss) from operations	321	9,634	(13,031)	6,060

Interest income, net	114	93	246	446
Income (loss) before provision (benefit) for income taxes	435	9,727	(12,785)	6,506

Provision (benefit) for income taxes	45	3,878	(5,128)	2,609
Net income (loss)	$390	$5,849	$(7,657)	$3,897

Earnings (loss) per share:
Basic and diluted	$0.01	$0.13	$(0.17)	$0.09

Cash dividends declared and paid per share	$0.07	-	$1.21	-

Shares used in computing earnings (loss) per share:
Basic	44,616	44,143	44,526	44,069
Diluted	44,662	44,497	44,526	44,413

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine Months Ended
	October 30, 2010	October 31, 2009
OPERATING ACTIVITIES
Net (loss) income	$(7,657)	$3,897
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	29,397	28,438
Stock-based compensation	3,241	3,061
Loss on disposal of fixed assets	185	461
Impairment of long-lived assets	3,888	663
Deferred taxes	(1,640)	(1,596)
Gift card breakage	(505)	(480)
Changes in operating assets and liabilities:
Inventory	(14,260)	(11,470)
Prepaid expenses and other current assets	(8,026)	(606)
Deposits and other assets	(954)	(1,522)
Accounts payable	9,549	8,474
Accrued liabilities	(3,961)	(8,663)
Deferred rent	(3,593)	(3,690)
Income taxes payable	(7)	(6,947)
Net cash provided by operating activities	5,657	10,020

INVESTING ACTIVITIES
Purchases of property and equipment	(23,739)	(19,518)
(Purchases) proceeds from sale of short- and long-term investments, net	(5,480)	3,701
Net cash used in investing activities	(29,219)	(15,817)

FINANCING ACTIVITIES
Excess tax benefit from stock-based compensation	246	573
Proceeds from employee stock purchases and exercise
of stock options	1,160	1,457
Payment of capital lease obligation	(382)	-
Payment of cash dividends	(53,890)	-
Net cash (used in) provided by financing activities	(52,866)	2,030
Decrease in cash and cash equivalents	(76,428)	(3,767)
Effect of exchange rate changes in cash	26	-
Cash and cash equivalents at beginning of period	117,764	90,135
Cash and cash equivalents at end of period	$41,362	$86,368

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$29	$5
Cash paid during the period for income taxes	$2,616	$11,710

See accompanying Notes to Condensed Consolidated Financial Statements.

HOT TOPIC, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  Organization and Basis of Presentation

Description of Business

We are a mall and web-based specialty retailer operating the Hot Topic® and Torrid® concepts, as well as the e-space music concept, ShockHoundTM.   At Hot Topic we believe that music, along with pop culture, plays a primary and integral role in the minds, activities and preferences of our target teen customers.  We sell a selection of music/pop culture-licensed and music/pop culture-influenced apparel, accessories, music and gift items for young men and women principally between the ages of 12 and 22.  At Torrid, we sell apparel, lingerie, shoes and accessories designed for various lifestyles for plus-size females principally between the ages of 15 and 29.  We sell merchandise on our websites www.hottopic.com and www.torrid.com, which reflect the Hot Topic and Torrid store concepts and sell merchandise similar to that sold in the respective stores.  At ShockHound, through our website www.shockhound.com, we sell music merchandise and MP3s and provide access to an online community and exclusive editorial and video content.

We were incorporated in California in fiscal 1988 and opened our first Hot Topic store the following year in fiscal 1989.  We opened our first Torrid store in fiscal 2001.  ShockHound was launched in fiscal 2008.  At the end of the third quarter of fiscal 2010, we operated 680 Hot Topic stores and 155 Torrid stores throughout the United States, Canada and Puerto Rico.

Throughout this report, the terms the “company,” “we,” “us,” “our” and similar references refer to Hot Topic, Inc. and its wholly-owned subsidiaries.

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31.  References to the third quarter of fiscal 2010 and 2009 refer to the thirteen week periods ended October 30, 2010 and October 31, 2009, respectively.  References to fiscal year-to-date 2010 and 2009 refer to the thirty-nine week periods ended October 30, 2010 and October 31, 2009, respectively.  References to fiscal 2011, 2010, 2009, 2008 and 2007 refer to the 52-week periods ending January 28, 2012, January 29, 2011, January 30, 2010, January 31, 2009 and February 2, 2008.

Segment Information

We currently have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts, and the immaterial business operations of our ShockHound concept.

Interim Financial Information

The information set forth in these condensed consolidated financial statements is unaudited except for the January 30, 2010 consolidated balance sheet data.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K filed on March 19, 2010.

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

The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board.  Both incentive and non-statutory stock options granted by us under the 2006 Plan must carry an exercise price of at least 100% of the fair market value of our common stock on the date of grant or 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock.  Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 10 years.  In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) the 732,456 shares of common stock remaining available for issuance under the 1996 Plan as of June 13, 2006, (b) an additional 2,350,000 shares and (c) the number of shares subject to stock awards as of June 13, 2006 under the 1996 Plan pursuant to the terms of the 1996 Plan.  As of the end of the third quarter of fiscal 2010, 441,314 shares were available for future grants under the 2006 Plan.  These available shares include a portion of the 300,000 shares that were set aside for the issuance of up to 200,000 performance stock awards previously granted to Elizabeth McLaughlin in March 2008 which, on June 8, 2010, were voluntarily cancelled in exchange for a nominal payment to Ms. McLaughlin of $1.00.  This cancellation effectively lowered the requirement to set aside 537,000 shares (for the potential issuance of up to 358,000 performance stock awards granted in March 2008) to 237,000 shares (for the potential issuance of up to 158,000 performance stock awards granted in March 2008).  All awards to date under the 2006 Plan have been granted to our employees and none have been granted to consultants.

In March 2009 and 2008, we granted performance stock awards under the 2006 Plan to certain members of our management.  None of these awards have vested and no shares have been issued pursuant to the grants.  The 2009 and 2008 awards provide for the issuance of up to 430,000 and 158,000 shares of our common stock, respectively, net of forfeitures, with vesting and issuance contingent upon achieving performance goals for fiscal 2011 and 2010, respectively, based upon our operating income for those fiscal years; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent these performance goals are ultimately met.  The market values of our common stock as of the 2009 and 2008 grant dates of these performance stock awards were $9.56 and $4.75, respectively.  Compensation expense for these awards is required to be recorded over the three-year terms of the awards, based on the market values as of the grant dates, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2011 and 2010, respectively.  As of  the end of the third quarter of fiscal 2010, it is our best estimate that none of the 2009 or 2008 performance stock awards will be earned at the end of the respective three-year terms.  In aggregate, we have not recognized any compensation expense for these 2009 and 2008 awards.

Under our 1996 Non-Employee Directors’ Stock Option Plan, or the 1996 NEDSOP, we may grant and have granted stock options to non-employee directors.  The exercise price of options granted under the 1996 NEDSOP shall be determined by the Board at the date of grant and shall be 100% of the fair market value of our common stock on the date of grant.  Unless the Board determines otherwise, options vest over four years and generally expire ten years from the date of grant.  The total share reserve under the 1996 NEDSOP is 720,000 shares, of which as of the end of the third quarter of fiscal 2010, 1,226 shares were available for future grants.  No options under the 1996 NEDSOP have been granted to consultants.

In October 2010, June 2010 and June 2009, we granted non-employee directors an aggregate of 5,638, 31,763 and 20,559 shares of restricted common stock, respectively, under the 2006 Plan.  Restricted shares generally vest in one installment in the year subsequent to the grant year.  All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board.  The value of these grants is expensed over the vesting period.  During the third quarter of fiscal 2010, $43,000 was expensed.  During the third quarter of fiscal 2009, $39,000 was expensed.  During fiscal year-to-date 2010, $121,000, of which $52,000 relates to the fiscal 2009 grant, was expensed.  During fiscal year-to-date 2009, $116,000, of which $52,000 related to the fiscal 2008 grant, was expensed.

The following table summarizes stock options outstanding under all of our plans as of the end of the third quarter of fiscal 2010, as well as activity during fiscal year-to-date 2010:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 30, 2010	6,689,496	$12.36

Granted	970,100	$6.00
Exercised	(173,343)	$5.39
Forfeited or expired	(238,366)	$9.02

Outstanding at October 30, 2010	7,247,887	$11.78	5.64	$919

Exercisable at October 30, 2010	5,025,324	$13.83	4.33	$427

The total fair value of shares vested remained the same during the third quarter of fiscal 2010 and 2009, at $0.8 million.  The total fair value of shares vested during fiscal year-to-date 2010 and 2009 was $3.5 million and $3.0 million, respectively.

Cash proceeds, tax benefits and intrinsic values related to total stock options exercised during the third quarter of fiscal 2010 and 2009 and during fiscal year-to-date 2010 and 2009 are provided in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Proceeds from stock options exercised	$32	$840	$934	$1,282
Tax benefit related to stock options exercised	$3	$427	$206	$573
Intrinsic value of stock options exercised	$7	$1,068	$513	$1,415

In June 1996, the Board adopted the Employee Stock Purchase Plan, or the Stock Purchase Plan.   The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees.  All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan.  Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason.  In general, an employee may reduce their contribution or withdraw from participation in an offering at any time during the purchase period for such offering.  Employees receive a 15% discount on shares purchased under the Stock Purchase Plan.  Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted.  The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996.  Subsequent offerings have occurred every six months commencing January 1, 1997.  843,979 shares could still be sold to employees under the Stock Purchase Plan as of the end of the third quarter of fiscal 2010.  Compensation expense for the third quarter of fiscal 2010 and 2009 was $41,000 and $37,000, respectively, related to the fair value of the rights granted to participants under the plan.  Compensation expense for fiscal year-to-date 2010 and 2009 was $134,000 and $111,000, respectively.

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

The effect of recording stock-based compensation for the third quarter of fiscal 2010 and 2009 and for fiscal year-to-date 2010 and 2009 was as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Stock-based compensation by type of award:
Employee and director stock options and awards	$993	$1,049	$3,108	$2,969
Restricted stock units	-	(329)	-	(19)
Employee stock purchase plan	41	37	133	111

Total stock-based compensation expense	$1,034	$757	$3,241	$3,061
Tax effect on stock-based compensation expense	(380)	(272)	(1,195)	(1,134)

Net effect on net income (loss)	$654	$485	$2,046	$1,927

Effect on income (loss) per share:
Basic and diluted	$0.01	$0.01	$0.05	$0.04

For the third quarter of fiscal 2010 and 2009, $156,000 and $133,000, respectively, of stock-based compensation expense was recorded as a component of cost of goods sold and the remainder, $0.9 million and $0.6 million, respectively, was charged to selling, general and administrative expense.

For fiscal year-to-date 2010 and 2009, $522,000 and $434,000, respectively, of stock-based compensation expense was recorded as a component of cost of goods sold and the remainder, $2.7 million and $2.6 million, respectively, was charged to selling, general and administrative expense.

As of the end of the third quarter of fiscal 2010 and 2009, we had $6.1 million and $7.3 million, respectively, of unrecognized expense related to non-vested stock option grants, which are expected to be recognized over weighted average periods of 2.62 years and 2.65 years, respectively.

As of the end of the third quarter of fiscal 2010 and 2009, we had $120,000 and $90,000, respectively of unrecognized expense related to restricted stock grants, which are expected to be recognized over weighted average periods of 0.61 and 0.60 years, respectively.

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

The following weighted average assumptions were used for stock options granted:

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Risk free interest rate	2%	3%	2%	2%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	58%	57%	57%	56%
Expected dividend yield	5%	0%	3%	0%
Weighted average fair value at grant date	$2.07	n/a *	$2.84	$4.53

*  No options were granted during the three months ended October 31, 2009.

NOTE 3. Cash Dividends

In April 2010, the Board authorized a $1.00 per share special one-time cash dividend that was paid to shareholders of record at the close of business on April 19, 2010 and a $0.07 per share regular quarterly cash dividend that was also paid to shareholders of record at the close of business on April 19, 2010.  Subsequent payments of the $0.07 per share regular quarterly cash dividend have occurred every quarter since then, the most recent being in October 2010 to shareholders of record at the close of business on October 18, 2010.  We released the funds used to pay for this regular quarterly cash dividend during the third quarter of fiscal 2010.  Our Board will determine future regular quarterly cash dividends after giving consideration to our then existing levels of profit and cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  As of the end of the third quarter of fiscal 2010, total dividends paid amounted to $53.9 million consisting of $44.5 million for the $1.00 per share special one-time cash dividend paid in the first quarter of fiscal 2010 and $9.4 million (of which $3.1 million was paid in the third quarter of fiscal 2010) for the $0.07 per share regular quarterly cash dividends initiated in the first quarter of fiscal 2010.  We did not make any dividend payments during fiscal 2009.

NOTE 4. Earnings (Loss) Per Share

Basic earnings or loss per share is computed by dividing net income or net loss, respectively, by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period.  Periods of net loss require the diluted computation to be the same as the basic computation.  As of the end of the third quarter of fiscal 2010 and 2009, options to purchase 6,596,289 and 5,561,555 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding.  For fiscal year-to-date 2010 and 2009, options to purchase 6,407,514 and 5,461,136 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding.  The calculation of dilutive shares also excludes the portion of the performance stock awards granted to certain members of our management in March 2009 and March 2008 that are not expected to be earned or vest as the issuance of the underlying shares is contingent upon achieving certain performance goals in fiscal 2011 and 2010, respectively.

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Basic and diluted earnings (loss) per share computation:
Numerator	$390	$5,849	$(7,657)	$3,897
Denominator:
Weighted average common shares outstanding	44,616	44,143	44,526	44,069
Incremental shares from assumed exercise/issuance of options and awards	46	354	-	344
Total shares	44,662	44,497	44,526	44,413

Basic and diluted earnings (loss) per share	$0.01	$0.13	$(0.17)	$0.09

NOTE 5.  Short- and Long-Term Investments

Our short-term investments consist of highly-rated interest-bearing municipal bonds that have maturities that are less than one year and are accounted for as available for sale and certificates of deposit that are guaranteed by the Federal Deposit Insurance Corporation, classified as held to maturity and have maturities that are less than one year.  As of the end of the third quarter of fiscal 2010, short-term investments consisted of certificates of deposit of $5.0 million and municipal bonds of $11.6 million.  As of the end of fiscal 2009, short-term investments consisted of municipal bonds of $5.3 million.  (Refer to “NOTE 8 – Fair Value Measurements” for further discussion on how we determined the fair value of our short-term investments).  The associated unrealized gains in the third quarter of fiscal 2010 and in fiscal year-to-date 2010 were immaterial and have been recorded in accumulated other comprehensive loss, or OCL, reflected in the shareholders’ equity section of the consolidated balance sheet.  The associated unrealized gain in the full year of fiscal 2009 was $0.1 million.

As of the end of the third quarter of fiscal 2010, our long-term investments comprised of auction rate securities.  As of the end of fiscal 2009, our long-term investments comprised of auction rate securities and certificates of deposit.  The fair value of our certificates of deposit as of the end of fiscal 2009 was $5.0 million and the immaterial associated unrealized losses were recorded in OCL reflected in the shareholders’ equity section of the consolidated balance sheet.

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

As of the end of the third quarter of fiscal 2010 and as of the end of fiscal 2009, the fair value of our auction rate securities was $2.5 million and $3.2 million, respectively.  The $0.7 million decline in fair value from the beginning of the fiscal year represents a $0.8 million redemption of certain auction rate securities at par during the second quarter of fiscal 2010 and a $0.1 million net decrease in fair value of the remaining auction rate securities, of which $16,000 relates to the third quarter of fiscal 2010.  The decrease is offset by the recovery in fair value of $0.2 million which was previously temporarily impaired.  The fair value of our remaining auction rate securities as of the end of the third quarter of fiscal 2010 reflects a cumulative decline of $0.6 million from the par value.  This cumulative $0.6 million decline ($0.4 million net of tax) is deemed temporary as we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before the recovery of their amortized cost basis.  If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations.  In addition, in the event that we decide to sell these securities and it becomes likely that we will be required to sell the securities before the recovery of their amortized cost basis, we may be required to recognize impairment charges against income.  We have classified all auction rate securities as non-current assets on our consolidated balance sheet, as we do not expect them to successfully auction and recover their full or par value within the next 12 months.

As of the end of the third quarter of fiscal 2010 and as of the end of fiscal 2009, we have recorded immaterial unrealized losses and gains, respectively, for our auction rate securities in OCL reflected in the shareholders’ equity section of the consolidated balance sheets.

NOTE 6.  Comprehensive Income (Loss)

Comprehensive income (loss) for the third quarter of fiscal 2010 and 2009 and for fiscal year-to-date 2010 and 2009 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Comprehensive income (loss)
Net income (loss)	$390	$5,849	$(7,657)	$3,897
Translation gain	23	-	26	-
Unrealized gain on short- and long-term investments, net	5	9	59	876
Total comprehensive income (loss)	$418	$5,858	$(7,572)	$4,773

NOTE 7.  Impact of Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued guidance titled “Improving Disclosures About Fair Value Measurements” that amends existing disclosure requirements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  Except for the separate level 3 disclosures, this guidance was effective for financial statements issued for interim or fiscal years beginning after December 15, 2009, and our adoption of it on January 31, 2010 did not have a material impact on our financial condition or results of operations.  The rest of the guidance is effective for financial statements issued for interim or fiscal years beginning after December 15, 2010.  Since these are disclosure requirements only, our adoption of this guidance will not have a material impact on our financial condition or results of operations.

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

Financial assets and liabilities measured at fair value on a recurring basis as of the end of the third quarter of fiscal 2010 consisted of the following (in thousands):

	Balance at October 30, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities (current)	$11,624	$11,624	$-	$-
Certificates of deposit (current)	4,966	4,966	-	-
Auction rate securities (non-current)	2,480	-	-	2,480
Total assets	$19,070	$16,590	$-	$2,480
Liabilities:
Deferred compensation plan (non-current)	$4,094	$4,094	$-	$-

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

The activity of our auction rate securities through the third quarter of fiscal 2010, whose fair value was measured using Level 3 inputs, is summarized below (in thousands):

Non-current
Carrying value as of January 30, 2010	$3,220
Redemptions*	(800)
Total gains
Included in earnings	-
Included in other comprehensive loss**	60
Carrying value as of October 30, 2010	$2,480

*	Redemptions of $0.8 million occurred during the second quarter of fiscal 2010.

**
Unrealized gains of $9,000 and unrealized losses of $70,000 and $16,000 occurred during the first, second and third quarters of fiscal 2010, respectively.  In addition, the recovery in fair value of $9,000 and $128,000 which was previously temporarily impaired occurred during the first and second quarters of fiscal 2010, respectively.

NOTE 9.  Deferred Compensation Plan

In August 2006, we adopted the Hot Topic Inc. Management Deferred Compensation Plan, or the Deferred Compensation Plan, for the purpose of providing highly compensated employees and members of our Board a program to meet their financial planning needs.  The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, or, in the case of members of our Board, 100% of their earned cash fees, all of which, together with the associated investment returns, are 100% vested from the outset.  The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan.  As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held within a “rabbi trust” on our consolidated balance sheet.  We may at our discretion contribute certain amounts to eligible employees’ accounts.  In January 2009, to the extent participants were ineligible to receive such contributions from participation in our 401(k) Plan, we began to contribute 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts.  As of the end of the third quarter of fiscal 2010, assets and associated liabilities of the Deferred Compensation Plan were $4.0 million and $4.1 million, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheets.  As of the end of fiscal 2009, assets and associated liabilities of the Deferred Compensation Plan were $3.1 million and $3.0 million, respectively.

NOTE 10.  Valuation of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  For our Hot Topic and Torrid concepts, we group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified.  For the purposes of evaluating the impairment of ShockHound, our e-space music concept launched in the third quarter of fiscal 2008, we consider all assets within ShockHound to be one asset group and the lowest level at which individual cash flows can be identified.  Factors we consider important that could trigger an impairment review of our stores or online operations include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend.  When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management.  These cash flows are calculated by netting future estimated sales against associated merchandise costs and other related expenses such as payroll, occupancy and marketing.  The estimated sales, net of the aforementioned costs and expenses, used for this nonrecurring fair value measurement is considered a Level 3 input as defined in “NOTE 8 – Fair Value Measurements.”

In the event future performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges.  While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future store impairment charges.  For the third quarter of fiscal 2010 and 2009, we recorded store impairment charges of $457,000 and $300,000, respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations.  For fiscal year-to-date 2010 and 2009, we recorded store impairment charges of $913,000 and $571,000, respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations.

During the third quarter of fiscal 2010, ShockHound’s slower than expected revenue growth led us to conclude that its assets had become impaired.  Revenues from partnerships entered into in the earlier part of fiscal 2010, as well as other revenues, did not build as much as we had anticipated.  In the third quarter of fiscal 2010, we recorded an impairment charge of $3.0 million to selling, general and administrative expenses in our consolidated statements of operations.  We did not record any impairment charges for ShockHound in fiscal 2009.

NOTE 11.  Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million that is set to expire on September 1, 2011.  Letters of credit, which are primarily used for inventory purchases, are issued under the credit agreement.  There were letters of credit for $33,000 and $111,000 outstanding as of the end of the third quarter of fiscal 2010 and as of the end of fiscal 2009, respectively.

NOTE 12.  Income Taxes

As of the end of the third quarter of fiscal 2010 and as of the end of fiscal 2009, the liability for income tax associated with unrecognized tax benefits was $2.9 million ($2.4 million net of federal benefit), of which $0.3 million ($0.2 million net of federal benefit) related to interest and $0.4 million related to penalties.  Our effective tax rate will be affected by any portion of the liability we may recognize.

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

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits in tax expense.  Tax expense during the third quarter of fiscal 2010 and 2009 related to interest and penalties was not material.

We operate stores throughout the United States, Canada and Puerto Rico, and as a result, we file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities.  With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations for years before fiscal 2004.  While it is often difficult to predict the final outcome or the timing or resolution of any particular uncertain tax position, we believe our reserves for income taxes represent the most probable outcome.  We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances.

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

From time to time, we are involved in other matters of litigation that arise in the ordinary course of business.  Though significant litigation or awards against us could seriously harm our business and financial results, we do not at this time expect any of our other matters of litigation to have a material adverse effect on our overall financial condition.

NOTE 14.  Subsequent Events

We evaluated all events or transactions that occurred after October 30, 2010 up through November 19, 2010, the date we issued these condensed consolidated financial statements.  We did not have any material recognizable or nonrecognizable subsequent events during this period except as disclosed immediately below.

In November 2010, the Board approved a cost reduction plan which will involve closing approximately 40 to 50 underperforming stores by the end of the first quarter of fiscal 2011.  These closures will occur as a result of natural lease expirations, exercising lease kick out clauses and other negotiations.  The cost reduction plan also includes reducing planned capital expenditures in fiscal 2011 to approximately $20 million from approximately $30 to $32 million in fiscal 2010.  In addition, we expect to reduce approximately 14% of our home office and field management positions in fiscal 2010 and implement other non-payroll overhead expense reduction initiatives as part of the cost reduction plan.

In connection with the cost reduction plan, we estimate that we will incur a total pre-tax charge of approximately $8 million primarily in the fourth quarter of fiscal 2010, a portion of which will be a non-cash charge of approximately $4 million.  Of the approximately $8 million charge, we expect that approximately $6 million will be incurred primarily during the fourth quarter of fiscal 2010 for the write down of store assets, early lease terminations and store management severance.  We also expect that approximately $2 million of the approximately $8 million charge will be incurred for severance and outplacement in the fourth quarter of fiscal 2010.

Our current estimates and assumptions regarding the implementation of the cost reduction plan, particularly surrounding the closure of underperforming stores, are subject to significant uncertainty, including negotiations with landlords, fluctuations in store sales trends and unpredictable results of internal initiatives.  As a result, our estimated charges, cash outlays and expense savings related to the cost reduction plan may differ from actual, and any of these factors may result in us not realizing the anticipated benefits from the plan.

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

OVERVIEW

Business

We are a mall and web-based specialty retailer operating the Hot Topic® and Torrid® concepts, as well as the e-space music concept, ShockHoundTM.  Our business is discussed in more detail in “NOTE 1 – Organization and Basis of Presentation” contained in the accompanying financial statements.  During the fourth quarter of 2009, we launched our Hot Topic loyalty program, HT+1.  HT+1 is free to join and is designed to build customer loyalty and encourage repeat sales by allowing members an opportunity to earn points in a variety of ways, including store visits, store purchases and online purchases.  In addition, HT+1 allows us to communicate to members about products and events that are relevant to them, as well as giving members access to exclusive events that are not available to other customers.  Since the launch, over 6 million people have become HT+1 members.  In fiscal 2009, touchscreen kiosk terminals which gave customers the ability to listen to a selection of music sold in the store were installed in all Hot Topic stores.  In the second quarter of fiscal 2010, we expanded the kiosks’ capabilities to provide our customers access to purchase merchandise available on hottopic.com and shockhound.com as well as purchase MP3s.  The kiosks also provide HT+1 members convenient access to their HT+1 loyalty accounts.

Cost Reduction Plan

In November 2010, the Board approved a cost reduction plan that, beginning in fiscal 2011, is expected to result in an estimated annual pre-tax income improvement of approximately $13 million.  The cost reduction plan, which is designed to meet the challenges of the current environment, will involve closing approximately 40 to 50 underperforming stores by the end of the first quarter of fiscal 2011.  These closures will occur as a result of natural lease expirations, exercising lease kick out clauses and other negotiations.  The cost reduction plan also includes reducing planned capital expenditures in fiscal 2011 to approximately $20 million from approximately $30 to $32 million in fiscal 2010.  In addition, we expect to reduce approximately 14% of our home office and field management positions in fiscal 2010 and implement other non-payroll overhead expense reduction initiatives as part of the cost reduction plan.

In connection with the cost reduction plan, we estimate that we will incur a total pre-tax charge of approximately $8 million primarily in the fourth quarter of fiscal 2010, a portion of which will be a non-cash charge of approximately $4 million.  Of the approximately $8 million charge, we expect that approximately $6 million will be incurred primarily during the fourth quarter of fiscal 2010 for the write down of store assets, early lease terminations and store management severance.  We also expect that approximately $2 million of the approximately $8 million charge will be incurred for severance and outplacement in the fourth quarter of fiscal 2010.

Our current estimates and assumptions regarding the implementation of the cost reduction plan, particularly surrounding the closure of underperforming stores, are subject to significant uncertainty, including negotiations with landlords, fluctuations in store sales trends and unpredictable results of internal initiatives.  As a result, our estimated charges, cash outlays and expense savings related to the cost reduction plan may differ from actual, and any of these factors may result in us not realizing the anticipated benefits from the plan.

Non-Cash Impairment Charge

During the third quarter of fiscal 2010, ShockHound’s slower than expected revenue growth led us to conclude that the assets related to it have become impaired.  Revenues from partnerships entered into in the earlier part of fiscal 2010, as well as other revenues, have generated sales slower than anticipated.  In the third quarter of fiscal 2010, we recorded an impairment charge of $3.0 million to selling, general and administrative expenses in our consolidated statements of operations.  The assessment of our long-lived assets for impairment is discussed in more detail in “NOTE 10 – Valuation of Long-Lived Assets” contained in the accompanying financial statements.

Store Count and Comparable Store Sales

At the end of the third quarter of fiscal 2010, we operated 680 Hot Topic stores and 155 Torrid stores throughout the United States, Canada and Puerto Rico, compared to 680 Hot Topic stores and 156 Torrid stores at the end of the third quarter of fiscal 2009.  We continue to evaluate the need to close, remodel, relocate or open new stores.  The following table shows our store expansion and closure activity during the third quarter of fiscal 2010, fiscal year-to-date 2010 and our planned activity in fiscal 2010.

	Number of Stores
	Actual		Plan
	Three Months Ended	Nine Months Ended
	October 30, 2010	October 30, 2010	Fiscal 2010
Hot Topic
Beginning of Period	679	680	680
Opened*	4	6	6
Closed**	3	6	20
Remodel/relocate	9	20	24
End of Period	680	680	666

Torrid
Beginning of Period	155	156	156
Opened	-	2	3
Closed**	-	3	5
End of Period	155	155	154

*	Includes three new stores opened in Canada during the third quarter of fiscal 2010.
**	Excludes any stores that may be impacted as part of the cost reduction plan.

We consider a store comparable after it has been open for 15 full months.  If a store is closed during a period, it is included in the computation of comparable store sales for that fiscal month, quarter and year-to-date period, only for the days in which the store was operating as compared to the full month in the comparable period.  The following table shows our comparable store sales results by division for the third quarter of fiscal 2010 and 2009 and fiscal year-to-date 2010 and 2009:

	Comparable Store
	Sales % Change
Third Quarter	2010	2009
Hot Topic	(5.8)%	(5.8)%
Torrid	(1.5)%	(1.4)%
Total Company	(5.0)%	(5.0)%

Year-To-Date
Hot Topic	(8.2)%	(1.7)%
Torrid	(0.8)%	(3.9)%
Total Company	(6.7)%	(2.2)%

During the third quarter of fiscal 2010, the comparable store sales decline in the Hot Topic division resulted primarily from a decrease in Halloween, fashion apparel and fashion accessories categories, partially offset by an increase in the license category.  During the same period, the comparable store sales decline at our Torrid division was due to declines in apparel, primarily bottoms, partially offset by an increase in accessories.

Sales of our Hot Topic division’s apparel including tee-shirts, as a percentage of total net sales, decreased to 50% during the third quarter of fiscal 2010 from 51% during the third quarter of fiscal 2009.  Sales of our Torrid division’s apparel as a percentage of total net sales was 72% during the third quarter of fiscal 2010 and 2009.

Cash Dividends

In October 2010, we paid a regular quarterly cash dividend to our shareholders.  This and previous cash dividends are discussed in more detail in “NOTE 3 – Cash Dividends” contained in the accompanying financial statements.

RESULTS OF OPERATIONS

The following discussion of our results of operations, financial condition and liquidity and other matters should be read in conjunction with our condensed consolidated financial statements and the Notes related thereto.

Three Months Ended October 30, 2010 Compared to the Three Months Ended October 31, 2009

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales.  The discussion that follows should be read in conjunction with this table:

For the three months ended:	October 30, 2010	October 31, 2009

Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	64.8	63.1

Gross margin	35.2	36.9
Selling, general and administrative expenses	35.0	31.8

Income from operations	0.2	5.1
Interest and other income, net	0.0	0.0

Income before provision for income taxes	0.2	5.1
Provision for income taxes	0.0	2.0

Net income	0.2%	3.1%

Net sales decreased $6.4 million, or 3.4%, to $183.2 million during the third quarter of fiscal 2010 from $189.6 million during the third quarter of fiscal 2009.  The components of this $6.4 million decrease in net sales are as follows:

Amount
(in millions)	Description
$(9.0)	Decrease in comparable net sales from Hot Topic stores in the third quarter of fiscal 2010 compared to the corresponding period from the prior fiscal year.
(1.2)	Decrease in net sales due to the closure of seven Hot Topic stores and three Torrid stores since the third quarter of the prior year.
(0.5)	Decrease in comparable net sales from Torrid stores in the third quarter of fiscal 2010 compared to the corresponding period from the prior fiscal year.
0.3	Increase in net sales from two new Torrid stores opened since the third quarter of the prior year.
1.1	Increase in net sales from Hot Topic stores not yet qualifying as comparable stores (includes seven new stores opened since the third quarter of the prior year).
2.9	Increase in internet sales.
$(6.4)	Total

At the end of the third quarter of fiscal 2010, 648 of the 680 Hot Topic stores were included in the comparable store base, compared to 655 of the 680 Hot Topic stores open at the end of the third quarter of fiscal 2009.  At the end of the third quarter of fiscal 2010, 153 of the 155 Torrid stores were included in the comparable store base, compared to 151 of the 156 Torrid stores open at the end of the third quarter of fiscal 2009.

Gross margin decreased $5.3 million, or 7.6%, to $64.6 million during the third quarter of fiscal 2010 from $69.9 million during the third quarter of fiscal 2009.  As a percentage of net sales, gross margin decreased to 35.2% during the third quarter of fiscal 2010 from 36.9% in the third quarter of fiscal 2009.  The significant components of this 1.7 percentage point decrease in gross margin as a percentage of net sales are as follows:

%	Description
(0.8)	Decrease in merchandise margin primarily as a result of higher markdowns as a percentage of sales.
(0.4)	Increase in distribution expense primarily due to an increase in freight expenses and the deleveraging on lower store sales.
(0.3)	Store occupancy percentage increase primarily due to deleveraging on lower store sales.
(0.1)	Store depreciation percentage increase as a result of deleveraging on lower store sales.
(0.1)	Increase in buying payroll expense and deleveraging on lower store sales.
(1.7)	Total

Selling, general and administrative expenses increased $3.9 million, or 6.5%, to $64.2 million during the third quarter of fiscal 2010 compared to $60.3 million during the third quarter of fiscal 2009.  As a percentage of net sales, selling, general and administrative expenses increased to 35.0% in the third quarter of fiscal 2010 compared to 31.8% in the third quarter of fiscal 2009.  The significant components of the 3.2 percentage point increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
1.7	Increase in impairment expenses due to the non-cash asset impairment charge taken for ShockHound.
0.6	Increase in store payroll expense due to deleveraging on lower store sales.
0.4	Increase in general and administrative payroll cost, state taxes/fees and deleveraging on lower store sales, partially offset by lower performance based bonuses.
0.2	Increase in depreciation on computer hardware and software.
0.2	Increase in marketing expenses primarily due to increased spending on internet and direct marketing, partially offset by decrease spending on marketing events and in-store signage.
0.1	Increase in preopening expenses primarily associated with the opening of new stores in Canada.
3.2	Total

Income from operations decreased $9.3 million to $0.3 million during the third quarter of fiscal 2010 from $9.6 million during the third quarter of fiscal 2009.  As a percentage of net sales, income from operations was 0.2% in the third quarter of fiscal 2010 compared to 5.1% in the third quarter of fiscal 2009.

Provision for income taxes was immaterial in the third quarter of fiscal 2010 and $3.9 million for the third quarter of fiscal 2009.

Nine Months Ended October 30, 2010 Compared to the Nine Months Ended October 31, 2009

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales.  The discussion that follows should be read in conjunction with this table:

For the nine months ended:	October 30, 2010		October 31, 2009

Net sales	100.0%		100.0%
Cost of goods sold, including buying, distribution and occupancy costs	66.7		65.6

Gross margin	33.3		34.4
Selling, general and administrative expenses	35.9		33.2

(Loss) income from operations	(2.6)		1.2
Interest and other income, net	0.0		0.0

(Loss) income before (benefit) provision for income taxes	(2.6)		1.2
(Benefit) provision for income taxes	(1.0)		0.5

Net (loss) income	(1.6	) %	0.7%

Net sales decreased $26.6 million, or 5.1%, to $495.9 million during fiscal year-to-date 2010 from $522.5 million during fiscal year-to-date 2009.  The components of this $26.6 million decrease in net sales are as follows:

Amount
(in millions)	Description
$(31.3)	Decrease in comparable net sales from Hot Topic stores in fiscal year-to-date 2010 compared to the corresponding period from the previous fiscal year.
(2.7)	Decrease in net sales due to the closure of seven Hot Topic stores and three Torrid stores since the third quarter of the prior year.
(0.7)	Decrease in comparable net sales from Torrid stores in fiscal year-to-date 2010 compared to the corresponding period from the previous fiscal year.
0.9	Increase in net sales from two new Torrid stores opened since the third quarter of the prior year.
1.2	Increase in net sales from Hot Topic stores not yet qualifying as comparable stores (includes seven new stores opened since the third quarter of the prior year).
6.0	Increase in internet sales.
$(26.6)	Total

Gross margin decreased $14.7 million, or 8.2%, to $165.0 million during fiscal year-to-date 2010 from $179.7 million during fiscal year-to-date 2009.  As a percentage of net sales, gross margin decreased to 33.3% during fiscal year-to-date 2010 from 34.4% during fiscal year-to-date 2009.  The significant components of this 1.1 percentage point decrease in gross margin as a percentage of net sales are as follows:

%	Description
(0.4)	Store occupancy percentage increase primarily due to deleveraging on lower store sales.
(0.2)	Store depreciation percentage increase mainly related to deleveraging on lower store sales.
(0.2)	Increase in distribution expense primarily due to increase in freight expenses and the deleveraging on lower store sales.
(0.2)	Decrease in merchandise margin as a result of higher markdowns, partially offset by higher realized markup as a percentage of sales.
(0.1)	Increase in buying payroll expense and deleveraging on lower store sales.
(1.1)	Total

Selling, general and administrative expenses increased $4.5 million, or 2.6%, to $178.1 million during fiscal year-to-date 2010 compared to $173.6 million during fiscal year-to-date 2009.  As a percentage of net sales, selling, general and administrative expenses increased to 35.9% during fiscal year-to-date 2010 compared to 33.2% during fiscal year-to-date 2009.  The significant components of the 2.7 percentage point increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
0.9	Increase in store payroll expense primarily due to deleveraging on lower store sales and higher medical expenses.
0.6	Increase in impairment expenses due to the non-cash asset impairment charge taken for ShockHound.
0.4	Increase in marketing expenses primarily due to increased spending on internet marketing and direct marketing costs, partially offset by decreased spending on marketing events.
0.3	Increase in depreciation on computer hardware and software.
0.2	Increase in general and administrative payroll, state taxes/fees and medical costs and deleveraging on lower store sales, partially offset by a decrease in performance based bonuses.
0.2
Other store expense percentage increase primarily due to deleveraging on lower store sales and higher telecommunication costs and loyalty program expenses, partially offset by lower repair and maintenance costs and inventory service costs.

0.1	Increase in preopening expenses associated with the opening of new stores, including stores in Canada.
2.7	Total

Loss from operations was $13.0 million during fiscal year-to-date 2010 compared to income of $6.1 million during fiscal year-to-date 2009.  As a percentage of net sales, loss from operations was 2.6% during fiscal year-to-date 2010 compared to income from operations of 1.2% during fiscal year-to-date 2009.

Benefit for income taxes was $5.1 million during fiscal year-to-date 2010 compared to provision for income taxes of $2.6 million during fiscal year-to-date 2009.  The year-to-date effective tax rate remained the same at 40.1% for fiscal 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal year-to-date 2010, our primary use of cash was to fund cash dividend payments totaling $53.9 million, $3.1 million of which was paid in the third quarter of fiscal 2010.  Our cash dividends are discussed in more detail in “NOTE 3 – Cash Dividends” contained in the accompanying financial statements.

Historically and during the third quarter of fiscal 2010, other uses of cash have been to purchase merchandise inventories, improve our information technology infrastructure and fund store remodels, relocations and to a lesser extent, new store openings.  In the past we have also made periodic repurchases of our common stock.  We have typically satisfied our cash requirements principally from cash flows from operations and we also maintain a $5.0 million unsecured credit agreement (discussed in more detail in “NOTE 11 – Bank Credit Agreement” contained in the accompanying financial statements).

Cash, cash equivalents and short- and long-term investments, including auction rate securities, held by us were $60.4 million and $131.3 million as of the end of the third quarter of fiscal 2010 and as of the end of fiscal 2009, respectively, (discussed in more detail in “NOTE 5 – Short- and Long-Term Investments” contained in the accompanying financial statements).  We believe our current cash balances and cash generated from operations will be sufficient to fund our operations through at least the next 12 months.  Auctions representing the auction rate securities we hold have continued to fail and will limit our ability to liquidate these investments for some period of time.  However, we do not believe the auction failures will impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Net cash flows provided by operating activities were $5.7 million during fiscal year-to-date 2010 compared to $10.0 million during fiscal year-to-date 2009.  The $4.7 million decrease in cash flows provided by operating activities was primarily attributable to an operating loss in fiscal year-to-date 2010, increases in inventory and a decrease in accrued liabilities, partially offset by an increase in accounts payable.

Net cash flows used in investing activities were $29.2 million during fiscal year-to-date 2010 compared to $15.8 million during fiscal year-to-date 2009.  The $13.4 million increase in cash flows used in investing activities was attributable to a $9.2 million increase in purchases of short- and long-term investments, net of proceeds and a $4.2 million increase in purchases of property and equipment.

       Net cash flows used in financing activities were $52.9 million during fiscal year-to-date 2010 compared to $2.0 million provided by financing activities during fiscal year-to-date 2009.  The increase in cash flows used in financing activities was primarily attributable to the $53.9 million in cash dividends paid during fiscal year-to-date 2010.

The following table summarizes our contractual obligations as of the end of the third quarter of fiscal 2010 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period (in thousands)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$265,409	$57,385	$96,852	$64,490	$46,682
Purchase obligations	100,522	100,522	-	-	-
Letters of credit and other obligations	8,250	4,362	2,950	938	-
Income tax audit settlements¹	354	354	-	-	-
Total contractual obligations	$374,535	$162,623	$99,802	$65,428	$46,682

(1)
The $0.4 million of income tax audit settlements relate to certain open audits we expect to be fully settled in fiscal 2010 and to gross unrecognized tax benefits for which the statutes of limitation are expected to expire in fiscal 2010.  Due to the uncertainty regarding the timing of future cash outflows associated with other noncurrent unrecognized tax benefits of $1.8 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amount in the contractual obligations table above.

We anticipate we will spend approximately $30 to $32 million on capital expenditures in fiscal 2010.  Of the $30 to $32 million, we plan to spend approximately $17 to $19 million for store construction and other improvements to existing stores, including the remodel or relocation of approximately 24 existing Hot Topic stores, new store fixtures and new store front signs.  We plan to spend the remaining capital expenditures on various improvements in our information technology infrastructure, including technological improvements at the store level, new computer hardware and software and the further development and improvement of our Internet websites.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.  For a further discussion about the application of these and other accounting policies, refer to the notes included in our Annual Report on Form 10-K filed on March 19, 2010.

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

Valuation of Long-Lived Assets: We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  For our Hot Topic and Torrid concepts, we group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified.  For the purposes of evaluating the impairment of ShockHound, our e-space music concept launched in the third quarter of fiscal 2008, we consider all assets within ShockHound to be one asset group and the lowest level at which individual cash flows can be identified.  Factors we consider important that could trigger an impairment review of our stores or online operations include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend.  When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management.  These cash flows are calculated by netting future estimated sales against associated merchandise costs and other related expenses such as payroll, occupancy and marketing.  The estimated sales, net of the aforementioned costs and expenses, used for this nonrecurring fair value measurement is considered a Level 3 input as defined in “NOTE 8 – Fair Value Measurements” contained in the accompanying financial statements.   In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges.  While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges.

Revenue Recognition: Revenue is generally recognized at our retail store locations at the point at which the customer receives and pays for the merchandise at the register.  For online sales, revenue is recognized upon delivery to the customer.  Sales are recognized net of merchandise returns, which are reserved for based on historical experience.  Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption.  Shipping and handling revenues from our websites are included as a component of net sales.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are not a party to any derivative financial instruments.  Our exposure to market risk primarily relates to changes in interest rates on our investments with maturities of less than three months (which are considered to be cash and cash equivalents) and short- and long-term investments with maturities in excess of three months.  A 100 basis point change in interest rates over a three-month period would not have a material impact on the fair value of our investment portfolio as of the end of the third quarter of fiscal 2010.  Cash, cash equivalents and short- and long-term investments, including auction rate securities, are discussed in more detail in “NOTE 5 – Short- and Long-Term Investments” contained in the accompanying financial statements. Auctions representing the auction rate securities we hold have continued to fail and will limit our ability to liquidate these investments for some period of time.  However, we do not believe the auction failures will impact our ability to fund our working capital needs, capital expenditures or other business requirements.

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

Item 1A.  Risk Factors

CERTAIN RISKS RELATED TO OUR BUSINESS

Before deciding to invest in Hot Topic, Inc. or to maintain or increase an investment in Hot Topic, Inc., readers should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  The risks described below are not the only risks we face.  Additional risks that are not presently known to us or that we currently deem immaterial may also affect our business.  If any of these known or unknown risks actually occur, our business, financial condition and results of operations could be seriously harmed, and our stock price could decline.  The risks described below include certain changes to the “Risk Factors” set forth in our Annual Report on Form 10-K filed on March 19, 2010.

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

Our cost reduction initiatives may not achieve their anticipated benefits and could adversely affect our business.

We are currently implementing a plan to reduce company overhead and close underperforming stores.   The estimated costs and charges associated with these initiatives may vary materially and adversely based upon a variety of factors, including the timing of the execution of the plan, the outcome of negotiations with landlords and other third parties, and unexpected costs.  Any such factor could result in our not realizing the anticipated benefits from the plan.  Even if we are successful in implementing these initiatives, the loss of personnel and reduction in the number of stores we operate may result in decreased operational efficiencies, unanticipated operational challenges, decreased revenues or leave us unprepared to take advantage of growth opportunities in the future.

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

Fiscal Year	2010	2009	2008	2007
Year-to-Date / Total Year	(6.7)%	(5.1)%	1.0%	(4.4)%
1st Quarter	(8.7)%	7.1%	(2.8)%	(2.3)%
2nd Quarter	(6.4)%	(7.7)%	(0.9)%	(5.8)%
3rd Quarter	(5.0)%	(5.0)%	1.0%	(2.6)%
4th Quarter	N/A	(11.5)%	5.2%	(6.3)%

Past comparable store sales results are not an indicator of future results. Changes in our comparable store sales results could cause our stock price to fluctuate substantially.

Expanding our operations to include new concepts, including ShockHound, presents risks.

We have expanded our business beyond the Hot Topic concept to include, in fiscal 2001, our Torrid concept and in 2008, our ShockHound concept.  We may implement other new concepts in the future. Starting and operating new concepts presents new and challenging risks and uncertainties, including, among others, unanticipated operational problems; lack of experience; lack of customer acceptance; the inability to market a new concept effectively; new vendor relationships; competition from existing and new retailers; and diversion of management’s attention from our existing concepts.  For example, during the third quarter of fiscal 2010, we recorded an impairment charge of $3.0 million because ShockHound’s revenue growth was slower than we had previously expected.  If we do not operate ShockHound or any new concept effectively, it could materially impact our business.

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

To be successful we must innovate our products, our stores, and the shopping experience our customers have.  For example, our Hot Topic concept recently developed a new store design which we are selectively including in new and remodeled stores.  The Hot Topic concept also recently began offering a print-on-demand product which allows us to print designs, including customer-generated designs, on tees, sweatshirts and hoodies.  Such innovation involves risks, including that we will not properly anticipate the need for or rate of change, that we are not able to successfully bring about such change, that we will not be able to produce anticipated results, and that our customers will not be receptive to the change.

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

We depend on our ability to manage our existing store base, improve the performance of our remodeled and relocated stores, open new stores and close underperforming stores.   Moving or expanding store locations and operating stores in new markets may present competitive and merchandising challenges that are different from those currently encountered by us in our existing stores and markets. There can be no assurance that our strategy will not adversely affect the individual financial performance of our existing stores or our overall results of operations.  In the event that the number of our stores increases, we may face risks associated with market saturation of our products and concepts.

Similarly, there can be no assurance that remodeling or relocating existing stores will not adversely affect either the individual financial performance of the store prior to the change, or our overall results of operations.  Furthermore, there can be no assurance that we will successfully achieve our remodel or expansion targets or, if achieved, that planned remodel or expansion will result in profitable operations.

Our profitability could be adversely affected by volatile commodity prices, including for petroleum and cotton.

The profitability of our business depends to a certain degree upon the price of certain commodities, including petroleum and cotton products.  We are affected by the changes in such prices to the extent that the commodities are part of the costs of delivery of merchandise to our stores and to the extent that the commodities are used in the production of our merchandise.  We are unable to predict what the price of these commodities will be in the future and we may be unable to pass along to our customers the increased costs that would result from higher commodity prices.

Significant fluctuation in the value of the U.S. dollar or foreign exchange rates may affect our profitability.

Substantially all of our foreign purchases of merchandise have been negotiated and paid for in U.S. dollars.  As a result, our sourcing operations may be adversely affected by significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and other trade disruptions.  A portion of our revenues come from foreign markets.  Changes in foreign exchange rates applicable to these markets may adversely affect our revenues, even if the volume of sales remains the same.  We may not be able to repatriate revenues earned in foreign markets.

Uncertainty in the global capital and credit markets may materially impair the liquidity of a portion of our cash and investment portfolio.

We hold cash, cash equivalents and short- and long-term investments, including auction rate securities (discussed in more detail in “NOTE 5 – Short- and Long-Term Investments” contained in the accompanying financial statements).  Auctions representing the auction rate securities we hold have continued to fail and will limit our ability to liquidate these investments for some period of time.  Although the money market funds and municipal bonds we hold are highly rated and are comprised of high-quality, liquid instruments, if the financial markets trading the underlying assets experience a disruption, we may need to temporarily rely on other forms of liquidity.  In addition, the risk exists that our cash and investments may not always be optimally managed and this may affect our profitability and results of operations.

Recording impairment charges for certain underperforming stores may negatively impact our future financial condition or results of operations, and closing stores might not have a positive impact on our operating results.

We are required to assess, and where appropriate, record a charge for, the impairment of underperforming assets.  This may negatively impact our reported and future financial condition and results of operations.  In addition, we continue to close stores that do not meet our expectations of profitability which may cause us to impair or accelerate the depreciation of certain store assets and incur additional amounts for lease termination, severance and other closing costs.  There can be no assurance that we will not incur future impairment charges and store closure expenses for underperforming assets or that store closures will have a significant positive impact on our operating results.

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

Our business, particularly our Hot Topic division, is subject to seasonal influences, with heavier concentrations of sales during the back-to-school, Halloween and holiday (defined as the week of Thanksgiving through the first few days of January) seasons and other periods when schools are not in session.  Our results of operations may fluctuate materially depending on, among other things, the timing of store openings and related pre-opening and other startup expenses; net sales contributed by new stores; increases or decreases in comparable store sales; timing and popularity of certain licensed products; releases of new music and music/pop culture-related products; shifts in timing of certain holidays; changes in our merchandise mix; weather conditions; and overall economic and political conditions.

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

We sell merchandise over the Internet through our websites www.hottopic.com, www.torrid.com and www.shockhound.com. Our Internet sales encompass a portion of our total sales and are dependent on our ability to drive Internet traffic to our websites. Our Internet operations are subject to numerous risks and pose risks to our overall business, including, among other things, the inability to successfully establish partnerships that are instrumental in driving traffic to our websites; diversion of sales from our stores; liability for online content; computer privacy concerns; rapid technological change and the need to invest in additional computer hardware and software to support sales; hiring, retention and training of personnel to conduct the Internet operations; failure of computer hardware and software, including computer viruses, telecommunication failures, online security breaches and similar disruptions; governmental regulation; and credit card fraud. There can be no assurance that our Internet operations will achieve sales and profitability levels that justify our investment in them.

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

The retail apparel, music and accessory industries in which we operate are highly competitive.  We compete with other retailers for vendors, teenage and young adult customers, suitable store locations and qualified associates and management personnel.  We currently compete with street alternative stores located primarily in metropolitan areas; shopping mall-based teenage-focused retailers; big-box discount stores; music stores; and with mail order catalogs and websites. Torrid has additional competitors who operate plus-size departments in department stores and discount stores as well as numerous potential competitors who may begin or increase efforts to market and sell products competitive with Torrid products.  ShockHound faces substantial competition from online music providers and record labels.  Increased competition could have a material adverse effect on our business, results of operations and financial condition.

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

We incur costs associated with regulatory compliance, and these costs could be significant.

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
10.1
Agreement, dated as of September 19, 2010, by and among Hot Topic, Inc., Steven R. Becker, Matthew A. Drapkin, Becker Drapkin Management, L.P., Becker Drapkin Partners (QP), L.P., Becker Drapkin Partners, L.P., BD Partners I, L.P. and BC Advisors, LLC . (filed as Exhibit 10.1 to Registrant’s current report on Form 8-K filed on September 20, 2010 and incorporated herein by reference.)

10.2
Agreement, dated as of September 19, 2010, by and among Hot Topic, Inc., Clint D. Carlson, Black Diamond Offshore Ltd., Double Black Diamond Offshore Ltd., Carlson Capital L.P. and Asgard Investment Corp. (filed as Exhibit 10.2 to Registrant’s current report on Form 8-K filed on September 20, 2010 and incorporated herein by reference.)

31.1	Certification, dated November 19, 2010, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification, dated November 19, 2010, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications, dated November 19, 2010, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc.
(Registrant)

Date:	November 19, 2010	/s/ Elizabeth McLaughlin
Elizabeth McLaughlin
Chief Executive Officer
(Principal Executive Officer)

Date:	November 19, 2010	/s/ James McGinty
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
10.1
Agreement, dated as of September 19, 2010, by and among Hot Topic, Inc., Steven R. Becker, Matthew A. Drapkin, Becker Drapkin Management, L.P., Becker Drapkin Partners (QP), L.P., Becker Drapkin Partners, L.P., BD Partners I, L.P. and BC Advisors, LLC . (filed as Exhibit 10.1 to Registrant’s current report on Form 8-K filed on September 20, 2010 and incorporated herein by reference.)

10.2
Agreement, dated as of September 19, 2010, by and among Hot Topic, Inc., Clint D. Carlson, Black Diamond Offshore Ltd., Double Black Diamond Offshore Ltd., Carlson Capital L.P. and Asgard Investment Corp. (filed as Exhibit 10.2 to Registrant’s current report on Form 8-K filed on September 20, 2010 and incorporated herein by reference.)

31.1	Certification, dated November 19, 2010, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification, dated November 19, 2010, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications, dated November 19, 2010, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.