Form 10-Q
period 2011-04-30
HOT TOPIC INC /CA/
filed 2011-05-20
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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
 Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  May 18, 2011 – 44,747,906 shares of common stock, no par value.

HOT TOPIC, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 30, 2011	May 1, 2010

Net sales	$161,273	$162,648
Cost of goods sold, including buying,
distribution and occupancy costs	110,863	108,185
Gross margin	50,410	54,463

Selling, general and administrative expenses	62,799	57,456
Loss from operations	(12,389)	(2,993)

Interest income, net	52	74
Loss before benefit for income taxes	(12,337)	(2,919)

Benefit for income taxes	(4,676)	(1,141)
Net loss	$(7,661)	$(1,778)

Loss per share:
Basic and diluted	$(0.17)	$(0.04)

Cash dividends declared and paid per share	$0.07	$1.07

Shares used in computing loss per share:
Basic and diluted	44,713	44,398

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	April 30, 2011	January 29, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,738	$51,316
Short-term investments	29,987	25,240
Inventory	62,564	70,267
Prepaid expenses and other	27,655	21,714
Deferred tax assets	4,488	6,050
Total current assets	168,432	174,587

Property and equipment, net	116,100	123,219
Deposits and other	4,810	4,550
Long-term investments	3,044	2,983
Deferred tax assets	5,704	5,268
Total assets	$298,090	$310,607

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$27,218	$22,024
Accrued liabilities	32,941	37,963
Income taxes payable	665	668
Total current liabilities	60,824	60,655

Deferred rent and other	24,116	26,255
Income taxes payable	1,911	1,911
Deferred compensation	4,738	4,289

Commitments and contingencies

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common shares, no par value; 150,000,000 shares authorized;
44,724,031 and 44,629,656 shares issued and
outstanding at April 30, 2011 and January 29, 2011, respectively	127,801	128,062
Retained earnings	78,852	89,653
Accumulated other comprehensive loss	(152)	(218)
Total shareholders’ equity	206,501	217,497
Total liabilities and shareholders’ equity	$298,090	$310,607

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three Months Ended
	April 30, 2011	May 1, 2010
OPERATING ACTIVITIES
Net loss	$(7,661)	$(1,778)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	9,007	9,885
Stock-based compensation	861	1,133
Loss on disposal of property and equipment	2,405	26
Impairment of long-lived assets	1,130	17
Deferred taxes	(491)	(592)
Gift card breakage	(118)	(200)
Changes in operating assets and liabilities:
Inventory	7,724	(2,208)
Prepaid expenses and other current assets	(5,941)	(3,363)
Deposits and other assets	(261)	(280)
Accounts payable	5,194	4,133
Accrued liabilities	(4,297)	(7,665)
Deferred rent and other	(2,139)	(1,185)
Income taxes payable	(12)	(7)
Net cash provided by (used in) operating activities	5,401	(2,084)

INVESTING ACTIVITIES
Purchases of property and equipment	(5,437)	(5,734)
(Purchases) proceeds from sale of short- and long-term investments, net	(4,664)	31
Net cash used in investing activities	(10,101)	(5,703)

FINANCING ACTIVITIES
Excess tax benefit from stock-based compensation	44	202
Proceeds from employee stock purchases and exercise
of stock options	448	900
Payment of capital lease obligation	(191)	-
Payment of cash dividends	(3,134)	(47,643)
Net cash used in financing activities	(2,833)	(46,541)
Decrease in cash and cash equivalents	(7,533)	(54,328)
Effect of foreign currency exchange rate changes on cash	(45)	-
Cash and cash equivalents at beginning of period	51,316	117,764
Cash and cash equivalents at end of period	$43,738	$63,436

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$8	$10
Cash (received) paid during the period for income taxes	$(924)	$1,935

See accompanying Notes to Condensed Consolidated Financial Statements.

HOT TOPIC, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  Organization and Basis of Presentation

Description of Business  We are a mall and web-based specialty retailer of apparel, accessories, music and gift items for young men and women whose lifestyles reflect a passion for music, fashion and pop culture.  We operate under two concepts: Hot Topic and Torrid.  Music and pop culture are the overriding inspirations at Hot Topic and Torrid is focused on providing the best in fashion to young plus-size women.  At our Hot Topic stores and our website hottopic.com, we sell a selection of licensed and non-licensed apparel, accessories and gift items that are influenced by popular music artists and pop culture trends, designed to appeal to young men and women primarily between the ages of 12 and 22.  We also sell a limited assortment of music CDs and DVDs at Hot Topic.  At our Torrid stores and on our website torrid.com, we sell fashion forward apparel, lingerie, shoes and accessories for plus-size young women primarily between the ages of 15 and 29.  We generate revenues primarily through our retail stores in the United States of America, Puerto Rico and Canada, and online through our websites.  We were incorporated in California in 1988 and opened our first Hot Topic store the following year in fiscal 1989.  We opened our first Torrid store in fiscal 2001.  During the first quarter of fiscal 2011, we announced that the operations of ShockHound, our online digital music website launched in fiscal 2008, were to be discontinued.  Refer to “NOTE 2 – Recent Business Events” for more information concerning the discontinuation of ShockHound’s operations.

References to Hot Topic, Inc.  Throughout this report, the terms “we,” “us,” “our,” “company” and similar references refer to Hot Topic, Inc. and its wholly-owned subsidiaries.

Fiscal Year  Our fiscal year ends on the Saturday nearest to January 31.  References to the first quarter of fiscal 2011 and 2010 refer to the thirteen week periods ended April 30, 2011 and May 1, 2010, respectively.  References to fiscal 2011, 2010, 2009 and 2008 refer to the 52-week periods ending January 28, 2012, January 29, 2011, January 30, 2010 and January 31, 2009, respectively.  Fiscal 2012 refers to the 53-week period ending February 2, 2013.

Segment Information We currently have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts, and the relatively insubstantial business operations of our now discontinued ShockHound concept.

Interim Financial Information  The information set forth in these condensed consolidated financial statements is unaudited except for the January 29, 2011 consolidated balance sheet data.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K filed on April 6, 2011.

In the opinion of management, all adjustments, consisting only of normal recurring entries, necessary for a fair presentation have been included.

NOTE 2.  Recent Business Events

Strategic Business Changes  In March 2011, the Board approved certain strategic business changes to better position the company for growth.  The business changes involve discontinuing the operations of ShockHound; writing down inventory due to a change in management’s inventory strategy; writing down property and equipment that are no longer critical to our strategic direction; and implementing other strategic business and operational initiatives.

Cost Reduction Plan  In November 2010, our Board approved a cost reduction plan, designed to meet the challenges of the current environment, which involves closing approximately 50 underperforming stores, a majority of which closed by the end of the first quarter of fiscal 2011.  These closures occurred as a result of natural lease expirations, exercising lease kick out clauses and other negotiations.  The cost reduction plan also includes reducing our home office and field management positions, reducing planned capital expenditures in fiscal 2011 relative to fiscal 2010 and implementing other non-payroll overhead expense reduction initiatives.  As of the end of the first quarter of fiscal 2011, we had incurred substantially all charges related to the cost reduction plan.  In addition, we had completed the reduction of our home office and field management positions, closed 32 Hot Topic stores and five Torrid stores and substantially completed the implementation of certain non-payroll overhead expense reduction initiatives as part of the cost reduction plan.

The following table details charges related to the strategic business changes and cost reduction plan recorded since their implementation in the first quarter of fiscal 2011 and the fourth quarter of fiscal 2010, respectively, (in thousands).

		Non-Store Related
		Severance and	Inventory and
	Store Related	Outplacement	Asset-Related	Consulting
	Closure Costs 1	Costs	Costs 2	Fees	Total
Balance at October 30, 2010	$-	$-	$-	$-	$-
Cost Reduction Plan charges	(7,077)	(1,850)	(830)	-	(9,757)
Cash payments	93	985	-	-	1,078
Non-cash adjustments	6,497	-	830	-	7,327
Balance at January 29, 2011	$(487)	$(865)	$-	$-	$(1,352)
Cost Reduction Plan recovery	365	-	-	-	365
Strategic Business Changes charges	-	(1,583)	(9,605)	(1,606)	(12,794)
Cash payments	699	889	-	1,645	3,233
Non-cash adjustments	(659)	-	4,891	-	4,232
Balance at April 30, 2011	$(82)	$(1,559)	$(4,714)	$39	$(6,316)

1 Store related closure costs represent charges for the closure of approximately 50 underperforming stores.  Such charges include the write down and accelerated depreciation of store assets, the write down of inventory, early lease terminations and store severance, partially offset by certain credits and allowances.

2 Inventory and asset-related costs represent charges related to the write down and impairment of inventory and non-critical property and equipment.

We recorded charges related to store closures, write down of assets; store severance; non-store related severance and outplacement; and consulting fees in selling, general and administrative expenses in our consolidated statements of operations.  Charges related to the write down of store inventory; accelerated depreciation of store assets; and early lease terminations were recorded in cost of goods sold in our consolidated statements of operations.

Subsequent to the first quarter of fiscal 2011, we expect to incur approximately $3 million, net of certain credits and allowances, of additional charges primarily related to the strategic business changes and minimally to the cost reduction plan.

Third Quarter Fiscal 2010 Non-Cash Impairment Charge and Fiscal 2011 Discontinued Operations  During the third quarter of fiscal 2010, we concluded that ShockHound’s assets had become impaired due to its slower than expected revenue growth.  Revenues from partnerships entered into in the earlier part of fiscal 2010, as well as other revenues, did not build as much as we had anticipated.  In the third quarter of fiscal 2010, we recorded an impairment charge of $3 million to selling, general and administrative expenses in our consolidated statements of operations.  The assessment of our long-lived assets for impairment is discussed in more detail in “NOTE 11 – Valuation of Long-Lived Assets”.  In addition, as part of the business changes approved by the Board in March 2011 to better position the company for growth, we announced that ShockHound’s operations will be discontinued.

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

The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board.  Both incentive and non-statutory stock options granted by us under the 2006 Plan must carry an exercise price of at least 100% of the fair market value of our common stock on the date of grant or 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock.  Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 10 years.  In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) the 732,456 shares of common stock remaining available for issuance under the 1996 Plan as of June 13, 2006, (b) an additional 2,350,000 shares and (c) the number of shares subject to stock awards as of June 13, 2006 under the 1996 Plan pursuant to the terms of the 1996 Plan.  As of the end of the first quarter of fiscal 2011, 1,408,959 shares were available for future grants under the 2006 Plan.  Except for a grant to Lisa Harper in her capacity as a consultant, as further discussed below in this Note, all awards to date under the 2006 Plan have been granted to our employees and none have been granted to consultants.

In March 2008, we granted performance stock awards under the 2006 plan to certain members of our management.  These 2008 awards provided for the issuance of up to 158,000 shares of our common stock, net of forfeitures, with vesting and issuance contingent upon achieving a performance goal for fiscal 2010, based upon our operating income for that fiscal year; and prior to vesting (or termination without vesting), the awards constituted an agreement by us to issue shares to the extent this performance goal was ultimately met.  The market value of our common stock as of the 2008 grant date of these performance stock awards was $4.75.  Compensation expense for these awards was required to be recorded over the three-year terms of the awards, based on the market values as of the grant dates, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2010.  In March 2011, the Board confirmed that the target performance goal for fiscal 2010 had not been met, and therefore all such awards terminated without vesting or issuance of the underlying shares.

In March 2009, we granted performance stock awards under the 2006 Plan to certain members of our management.  These grants were substantially similar to the performance stock awards granted in March 2008.  None of these awards have vested and no shares have been issued pursuant to the grants.  The 2009 awards provide for the issuance of up to 100,000 shares of our common stock, net of forfeitures, with vesting and issuance contingent upon achieving performance goals for fiscal 2011, based upon our operating income for that fiscal year; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent this performance goal is ultimately met.  The market value of our common stock as of the 2009 grant date of these performance stock awards was $9.56.  Compensation expense for these awards is required to be recorded over the three-year term of the awards, based on the market values as of the grant dates, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2011.  As of the end of the first quarter of fiscal 2011, it is our best estimate that none of the 2009 performance stock awards will be earned at the end of the three-year term.  In aggregate, we have not recognized any compensation expense for these 2009 awards.

Under our 1996 Non-Employee Directors’ Stock Option Plan, or the 1996 NEDSOP, we may grant and have granted stock options to non-employee directors.  The exercise price of options granted under the 1996 NEDSOP shall be determined by the Board at the date of grant and shall be 100% of the fair market value of our common stock on the date of grant.  Unless the Board determines otherwise, options vest over four years and generally expire ten years from the date of grant.  The total share reserve under the 1996 NEDSOP is 720,000 shares, of which as of the end of the first quarter of fiscal 2011, 1,226 shares were available for future grants.  No options under the 1996 NEDSOP have been granted to anyone for their role as a consultant to the company.

In October 2010, June 2010 and June 2009, we granted non-employee directors an aggregate of 5,638, 31,763 and 20,559 shares of restricted common stock, respectively, under the 2006 Plan.  Restricted shares generally vest in one installment in the year subsequent to the grant year.  All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board.  The value of these grants is expensed over the vesting period.  During the first quarter of fiscal 2011 and 2010, $52,000 and $39,000, respectively, was expensed.

In February 2011, prior to her appointment as Chief Executive Officer, we granted Lisa Harper, in her capacity as an independent consultant, 17,568 shares of restricted common stock under the 2006 Plan.  This grant was substantially similar to the restricted common stock granted to non-employee directors in October 2010, June 2010 and June 2009.  During the first quarter of fiscal 2011, $98,000 was expensed for this grant.

In March 2011, in connection with her appointment as Chief Executive Officer, we granted Lisa Harper an option to purchase 500,000 shares of our common stock under the 2006 Plan.  This 500,000 share option vests only upon a vesting determination by the Compensation Committee of the Board.  The option will terminate on the day following the third anniversary of the date of grant if the vesting determination has not been made.   The vesting determination shall be made at any time on or before the third anniversary of the date of grant when the Compensation Committee of the Board certifies that the weighted average per share closing price of the company’s common stock for any trailing 90 trading days equals or exceeds twice the closing price per share on the date of grant.

In March 2011, we granted certain employees the option to purchase an aggregate of 535,000 shares of our common stock, net of forfeitures, under the 2006 Plan.  These share options are subject to four-year vesting, but vesting will occur in full upon the occurrence of the vesting determination described above.

The following table summarizes stock options outstanding under all of our plans as of the end of the first quarter of fiscal 2011:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 30, 2011	7,050,417	$11.75

Granted	1,940,000	$5.77
Exercised	(94,375)	$4.75
Forfeited or expired	(2,005,464)	$13.04

Outstanding at April 30, 2011	6,890,578	$9.79	6.55	$3,734,942

Exercisable at April 30, 2011	3,673,876	$12.93	4.19	$998,970

The total fair value of shares vested during the first quarter of fiscal 2011 and 2010 is $1.3 million and $1.8 million, respectively.

Cash proceeds, tax benefits and intrinsic values related to total stock options exercised during the first quarter of fiscal 2011 and 2010 are provided in the following table (in thousands):

	Three Months Ended
	April 30, 2011	May 1, 2010
Proceeds from stock options exercised	$448	$900
Tax benefit related to stock options exercised	$44	$202
Intrinsic value of stock options exercised	$110	$506

In June 1996, the Board adopted the Employee Stock Purchase Plan, or the Stock Purchase Plan.   The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees.  All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan.  Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason.  In general, an employee may reduce their contribution or withdraw from participation in an offering at any time during the purchase period for such offering.  Employees receive a 15% discount on shares purchased under the Stock Purchase Plan.  Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted.  The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996.  Subsequent offerings have occurred every six months commencing January 1, 1997.  As of the end of the first quarter of fiscal 2011, 801,404 shares could still be sold to employees under the Stock Purchase Plan.  Compensation expense for the first quarter of fiscal 2011 and 2010 was $39,000 and $46,000, respectively, related to the fair value of the rights granted to participants under the plan.

Accounting for Stock-Based Compensation Expense

We account for stock-based compensation expense by estimating the fair value of stock options granted, except for certain stock options granted in March 2011 that are subject to the vesting determination described above, using the Black-Scholes option-pricing formula and a single option award approach.  The fair value is then amortized over the requisite vesting periods of the awards.  As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

We estimate the fair values of the share options granted in March 2011, that are subject to the vesting determination, using a Monte Carlo simulation valuation model.  The fair values are amortized over the vesting periods determined by this model.

The effect of recording stock-based compensation for the first quarter of fiscal 2011 and 2010 was as follows (in thousands, except per share amounts):

	Three Months Ended
	April 30, 2011	May 1, 2010
Stock-based compensation by type of award:
Employee and director stock options and awards	$822	$1,087
Employee stock purchase plan	39	46

Total stock-based compensation expense	$861	$1,133
Tax effect on stock-based compensation expense	(308)	(419)

Net effect on net loss	$553	$714

Effect on loss per share:
Basic and diluted	$0.01	$0.02

For the first quarter of fiscal 2011 and 2010, $113,000 and $191,000, respectively, of stock-based compensation expense was recorded as a component of cost of goods sold and the remainder, $0.7 million and $0.9 million, respectively, was charged to selling, general and administrative expense.

As of the end of the first quarter of fiscal 2011 and 2010, we had $5.7 million and $7.5 million, respectively, of unrecognized expense related to non-vested stock option grants (with the exception of certain stock options granted in March 2011 that are subject to the vesting determination), which are each expected to be recognized over a weighted average period of 2.79 years.

As of the end of the first quarter of fiscal 2011, we had $2.1 million of unrecognized expense related to  the stock options granted in March 2011 that are subject to the vesting determination, which is expected to be recognized over a weighted average period of 2.22 years.

As of the end of the first quarter of fiscal 2011 and 2010, we had $17,000 and $13,000, respectively of unrecognized expense related to restricted stock grants, which are expected to be recognized over weighted average periods of 0.33 and 0.10 years, respectively.

Calculation of Fair Value of Options

The Black-Scholes option valuation model used to determine the fair value of stock-based compensation for all options except for those granted in March 2011 that are subject to the vesting determination, incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield.  The expected term of an award is generally no less than the option vesting period and is based on our historical experience.  Expected volatility is based upon the historical volatility of our stock price.  The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s expected life.  The dividend yield is based on the expected dividend yield as of the date of option grant.  We began to pay dividends during the first quarter of fiscal 2010.

The following weighted average assumptions were used in the Black-Scholes option valuation model for stock options granted:

	Three Months Ended
	April 30, 2011	May 1, 2010
Risk free interest rate	2%	2%
Expected life	5 years	5 years
Expected volatility	58%	57%
Expected dividend yield	5%	0%

Weighted average fair value at grant date	$1.96	$3.21

 A Monte Carlo simulation was used to determine the fair value of stock-based compensation for the stock options granted in March 2011 that are subject to the vesting determination.  This risk neutral model is based on projections of stock price paths and incorporates various assumptions including the early exercise behavior, volatility of stock price, risk-free rates of return and dividend yield.  Expected volatility is based upon the historical volatility of our stock price.  The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s contractual life.  The dividend yield is based on the expected dividend yield as of the date of option grant.

The following weighted average assumptions were used in the Monte Carlo simulation valuation model for the stock options granted in March 2011 that are subject to the vesting determination:

	Three Months Ended
	April 30, 2011	May 1, 2010
Risk free interest rate	4%	n/a
Contractual life	10 years	n/a
Expected volatility	58%	n/a
Expected dividend yield	5%	n/a

Weighted average fair value at grant date	$2.06	n/a

NOTE 4. Cash Dividends

In April 2010, the Board authorized a $1.00 per share special one-time cash dividend that was paid to shareholders of record at the close of business on April 19, 2010 and a $0.07 per share regular quarterly cash dividend that was also paid to shareholders of record at the close of business on April 19, 2010.  Subsequent payments of the $0.07 per share regular quarterly cash dividend have occurred every quarter since then, the most recent being in May 2011 to shareholders of record at the close of business on April 18, 2011.  We released the funds used to pay for this regular quarterly cash dividend during the first quarter of fiscal 2011.  Our Board will determine future regular quarterly cash dividends after giving consideration to our then existing levels of profit, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  As of the end of the first quarter of fiscal 2011, total dividends paid in fiscal 2011 amounted to $3.1 million consisting of the $0.07 per share regular quarterly cash dividend.  As of the end of the first quarter of fiscal 2010, total dividends paid in fiscal 2010 amounted to $47.6 million, consisting of $44.5 million for the $1.00 per share special one-time cash dividend and $3.1 million for the $0.07 per share regular quarterly cash dividend.

NOTE 5. Loss Per Share

Basic earnings or loss per share is computed by dividing net income or net loss, respectively, by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period.  Periods of net loss require the diluted computation to be the same as the basic computation.  As of the end of the first quarter of fiscal 2011 and 2010, options to purchase 6,043,300 and 6,097,401 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding.    The calculation of dilutive shares also excludes the portion of the performance stock awards granted to certain members of our management in March 2009 and March 2008 that are not expected to be earned or vest as the issuance of the underlying shares is contingent upon achieving certain performance goals in fiscal 2011 and 2010, respectively.

A reconciliation of the numerator and denominator of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	April 30, 2011	May 1, 2010
Basic and diluted loss per share computation:
Numerator	$(7,661)	$(1,778)
Denominator:
Weighted average common shares outstanding	44,713	44,398
Incremental shares from assumed exercise/issuance of options and awards	-	-
Total shares	44,713	44,398

Basic and diluted loss per share	$(0.17)	$(0.04)

NOTE 6.  Short- and Long-Term Investments

Our short-term investments consist of highly-rated interest-bearing municipal bonds that have maturities that are less than one year and are accounted for as available for sale and certificates of deposit that are guaranteed by the Federal Deposit Insurance Corporation, classified as held to maturity and have maturities that are less than one year.  As of the end of the first quarter of fiscal 2011, short-term investments consisted of certificates of deposit of $4.8 million and municipal bonds of $25.2 million.  As of the end of fiscal 2010, short-term investments consisted of certificates of deposit of $5.0 million and municipal bonds of $20.2 million.  (Refer to “NOTE 9 – Fair Value Measurements” for further discussion on how we determined the fair value of our short-term investments).  The associated unrealized gains in the first quarter of fiscal 2011 and in the full year of fiscal 2010 were immaterial and have been recorded in accumulated other comprehensive loss, or OCL, reflected in the shareholders’ equity section of the consolidated balance sheet.

As of the end of the first quarter of fiscal 2011 and as of the end of fiscal 2010, our long-term investments comprised of auction rate securities and highly-rated interest-bearing municipal bonds that have maturities that are more than one year and are accounted for as available for sale.  As of the end of the first quarter of fiscal 2011 and as of the end of fiscal 2010, the fair value of our long-term municipal bonds remained the same at $0.5 million, respectively.  The associated unrealized losses were immaterial and recorded in OCL reflected in the shareholders’ equity section of the consolidated balance sheet.

Our auction rate securities are AAA/Aaa/A3-rated debt instruments with maturities that range from 22 to 29 years.  They are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education.  Their interest rates are reset through an auction process, most commonly at intervals of 7, 28 and 35 days.  This same auction process is designed to provide a means by which these securities can be sold and prior to 2008 had provided a liquid market for them.  There continues to be uncertainty in the global credit and capital markets, which has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids.  While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value.  Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities has been based on a valuation model using current assumptions.  (Refer to “NOTE 9 – Fair Value Measurements” for further discussion on how we determined the fair value of our investment in auction rate securities).

As of the end of the first quarter of fiscal 2011 and as of the end of fiscal 2010, the fair value of our auction rate securities remained the same at $2.5 million.  During the first quarter of fiscal 2011, a $0.1 million redemption of certain auction rate securities at par was offset by a $0.1 million recovery in fair value of auction rate securities that were previously temporarily impaired.  The fair value of our remaining auction rate securities as of the end of the first quarter of fiscal 2011 reflects a cumulative decline of $0.4 million from the par value.  This cumulative $0.4 million decline ($0.3 million net of tax) is deemed temporary as we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before the recovery of their amortized cost basis.  If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations.  In addition, in the event that we decide to sell these securities and it becomes likely that we will be required to sell the securities before the recovery of their amortized cost basis, we may be required to recognize impairment charges against income.  We have classified all auction rate securities as non-current assets on our consolidated balance sheet, as we do not expect them to successfully auction and recover their full or par value within the next 12 months.

As of the end of the first quarter of fiscal 2011, we have recorded immaterial unrealized losses for our auction rate securities in OCL reflected in the shareholders’ equity section of the consolidated balance sheets.  As of the end of fiscal 2010, we recorded unrealized gains of $0.2 million ($0.1 million net of tax).

NOTE 7.  Comprehensive Loss

Comprehensive loss for the first quarter of fiscal 2011 and 2010 is as follows (in thousands):

	Three Months Ended
	April 30, 2011	May 1, 2010
Comprehensive loss
Net loss	$(7,661)	$(1,778)
Foreign currency translation adjustment	(24)	-
Unrealized gain on short- and long-term
investments, net	90	2
Total comprehensive loss	$(7,595)	$(1,776)

NOTE 8.  Impact of Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued guidance titled “Improving Disclosures About Fair Value Measurements” that amends existing disclosure requirements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  Except for the separate level 3 disclosures, this guidance was effective for financial statements issued for interim or fiscal years beginning after December 15, 2009, and our adoption of it on January 31, 2010 did not have a material impact on our financial condition or results of operations.  The rest of the guidance became effective for financial statements issued for interim or fiscal years beginning after December 15, 2010 and our adoption of it on January 30, 2011 did not have a material impact on our financial condition or results of operations.

NOTE 9.  Fair Value Measurements

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

Financial assets and liabilities measured at fair value on a recurring basis as of the end of the first quarter of fiscal 2011 consisted of the following (in thousands):

	Balance at April 30, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities (current)	$25,214	$25,214	$-	$-
Certificates of deposit (current)	4,773	4,773	-	-
Marketable securities (non-current)	508	508	-	-
Auction rate securities (non-current)	2,536	-	-	2,536
Total assets	$33,031	$30,495	$-	$2,536
Liabilities:
Deferred compensation plan (non-current)	$4,738	$4,738	$-	$-

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

The activity of our auction rate securities through the first quarter of fiscal 2011, whose fair value was measured using Level 3 inputs, is summarized below (in thousands):

Non-current
Carrying value as of January 29, 2011	$2,475
Redemptions1	(100)
Total gains
Included in earnings	-
Included in other comprehensive loss2	161
Carrying value as of April 30, 2011	$2,536

1	Redemptions of $0.1 million occurred during the first quarter of fiscal 2011.

2
Unrealized gains of $21,000 occurred during the first quarter of fiscal 2011.  In addition, the recovery in fair value of $140,000 which was previously temporarily impaired occurred during the first quarter of fiscal 2011.

NOTE 10.  Deferred Compensation Plan

In August 2006, we adopted the Hot Topic Inc. Management Deferred Compensation Plan, or the Deferred Compensation Plan, for the purpose of providing highly compensated employees and members of our Board a program to meet their financial planning needs.  The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, or, in the case of members of our Board, 100% of their earned cash fees, all of which, together with the associated investment returns, are 100% vested from the outset.  The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan.  As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held within a “rabbi trust” on our consolidated balance sheet.  We may at our discretion contribute certain amounts to eligible employees’ accounts.  In January 2009, to the extent participants were ineligible to receive such contributions from participation in our 401(k) Plan, we began to contribute 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts.  As of the end of the first quarter of fiscal 2011, assets and associated liabilities of the Deferred Compensation Plan were $4.6 million and $4.7 million, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheets.  As of the end of fiscal 2010, assets and associated liabilities of the Deferred Compensation plan were each $4.3 million.

NOTE 11.  Valuation of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  For our Hot Topic and Torrid concepts, we group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified.  Factors we consider important that could trigger an impairment review of our stores or online operations include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend.  When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management.  These cash flows are calculated by netting future estimated sales against associated merchandise costs and other related expenses such as payroll, occupancy and marketing.  The estimated sales, net of the aforementioned costs and expenses, used for this nonrecurring fair value measurement is considered a Level 3 input as defined in “NOTE 9 – Fair Value Measurements.”  In the event future performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges.  While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future store impairment charges.

For the first quarter of fiscal 2011, we recorded store impairment charges of $1.1 million, of which $0.9 million relates to the strategic business changes, and are included in selling, general and administrative expenses in our consolidated statements of operations.  For the first quarter of fiscal 2010, store impairment charges were immaterial.

NOTE 12.  Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million that will expire on September 1, 2011.  Letters of credit, which are primarily used for inventory purchases, are issued under the credit agreement.  There were letters of credit for $0 and $3,000 outstanding as of the end of the first quarter of fiscal 2011 and as of the end of fiscal 2010, respectively.

NOTE 13.  Income Taxes

As of the end of the first quarter of fiscal 2011 and as of the end of fiscal 2010, the total liability for income tax associated with unrecognized tax benefits was $2.6 million ($2.2 million net of federal benefit), of which $0.4 million ($0.2 million net of federal benefit) related to interest and $0.2 million related to penalties.

We believe that it is reasonably possible that $0.6 million ($0.2 million net of federal benefit) of our liability for unrecognized tax benefits of which $0.2 million ($0.1 million net of federal benefit) of associated interest, may be recognized in the next 12 months due to the settlement of audits and the expiration of statutes of limitations.  As such, we have classified this amount as a current liability.

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits as a tax expense.  Tax expense during the first quarter of fiscal 2011 and 2010 related to interest and penalties was not material.  As of the end of the first quarter of fiscal 2011 and as of the end of fiscal 2010, we had accrued $0.6 million of interest and penalties related to uncertain tax positions.

We operate stores throughout the United States, Canada and Puerto Rico, and as a result, we file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities.  With few exceptions, we are no longer subject to U.S. federal, state, local or foreign income tax examinations for years before fiscal 2004.  While it is often difficult to predict the final outcome or the timing or resolution of any particular uncertain tax position, we believe our reserves for income taxes represent the most probable outcome.  We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances.  The adjustment of these reserves could impact our effective tax rate for a particular future period.

NOTE 14.  Commitments and Contingencies

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

Strategic Business Changes  We are in the process of implementing certain strategic business changes approved by the Board in March 2011 to better position us for growth.  The business changes involve discontinuing the operations of ShockHound; writing down inventory; writing down property and equipment that are no longer critical to our strategic direction; and implementing other strategic business and operational initiatives.  In connection with the business changes, along with the severance costs related to recent changes in management and remaining amounts from the cost reduction plan, we estimate that we will incur a total pre-tax charge of approximately $15 million, a portion of which will be a non-cash charge of approximately $8 million.  Of the $15 million charge, approximately $7 million was incurred for the write down of inventory due to a change in management’s inventory strategy; we expect that $3 million will be incurred for severance and discontinuing ShockHound’s operations; $3 million will be incurred for consulting fees for the review of our business and operations, including implementation of initiatives resulting from the review; and $3 million will be incurred for the write down of certain property and equipment.  The $15 million charge includes a net recovery of $0.6 million that we expect to recognize in fiscal 2011 related to the cost reduction plan implemented in fiscal 2010.

Cost Reduction Plan  We have substantially completed the implementation of a cost reduction plan that, beginning in fiscal 2011, is expected to result in an estimated annual income improvement of approximately $13 million, pre-tax.  The cost reduction plan, which is designed to meet the challenges of the current environment, involves closing approximately 50 underperforming stores, a majority of which closed at the end of the first quarter of fiscal 2011.  These closures occurred as a result of natural lease expirations, exercising lease kick out clauses and other negotiations.  The cost reduction plan also includes reducing our home office and field management positions, reducing planned capital expenditures in fiscal 2011 to approximately $25 million from $31 million in fiscal 2010 and implementing other non-payroll overhead expense reduction initiatives.  As of the end of the first quarter of fiscal 2011, we had incurred substantially all charges related to the cost reduction plan.  In addition, we had completed the reduction of our home office and field management positions, closed 32 Hot Topic stores and five Torrid stores and substantially completed the implementation of certain non-payroll overhead expense reduction initiatives as part of the cost reduction plan.

The following table details charges related to the strategic business changes and the cost reduction plan recorded since their implementation in the first quarter of fiscal 2011 and the fourth quarter of fiscal 2010, respectively, (in thousands).

		Non-Store Related
		Severance and	Inventory and
	Store Related	Outplacement	Asset-Related	Consulting
	Closure Costs 1	Costs	Costs 2	Fees	Total
Balance at October 30, 2010	$-	$-	$-	$-	$-
Cost Reduction Plan charges	(7,077)	(1,850)	(830)	-	(9,757)
Cash payments	93	985	-	-	1,078
Non-cash adjustments	6,497	-	830	-	7,327
Balance at January 29, 2011	$(487)	$(865)	$-	$-	$(1,352)
Cost Reduction Plan recovery	365	-	-	-	365
Strategic Business Changes charges	-	(1,583)	(9,605)	(1,606)	(12,794)
Cash payments	699	889	-	1,645	3,233
Non-cash adjustments	(659)	-	4,891	-	4,232
Balance at April 30, 2011	$(82)	$(1,559)	$(4,714)	$39	$(6,316)

1 Store related closure costs represent charges for the closure of approximately 50 underperforming stores.  Such charges include the write down and accelerated depreciation of store assets, the write down of inventory, early lease terminations and store severance, partially offset by certain credits and allowances.

2 Inventory and asset-related costs represent charges related to the write down and impairment of inventory and non-critical property and equipment.

We recorded charges related to store closures, write down of assets; store severance; non-store related severance and outplacement; and consulting fees in selling, general and administrative expenses in our consolidated statements of operations.  Charges related to the write down of store inventory; accelerated depreciation of store assets; and early lease terminations were recorded in cost of goods sold in our consolidated statements of operations.

Non-Cash Impairment Charge and Discontinued Operations  During the third quarter of fiscal 2010, we concluded that ShockHound’s assets had become impaired due to its slower than expected revenue growth.  Revenues from partnerships entered into in the earlier part of fiscal 2010, as well as other revenues, did not build as much as we had anticipated.  In the third quarter of fiscal 2010, we recorded an impairment charge of $3 million to selling, general and administrative expenses in our consolidated statements of operations.  The assessment of our long-lived assets for impairment is discussed in more detail in “NOTE 11 – Valuation of Long-Lived Assets” contained in the accompanying financial statements.  In addition, during the first quarter of fiscal 2011, we announced that ShockHound’s operations were to be discontinued.  See “Strategic Business Changes” above for more information concerning the discontinuation of ShockHound’s operations.

Comparable Store Sales and Store Count  We consider a store comparable after it has been open for 15 full months.  If a store is closed during a period, it is included in the computation of comparable store sales for that fiscal month, quarter and year-to-date period, only for the days in which the store was operating as compared to the full month in the comparable period.  The following table shows our comparable store sales results by division for the first quarter of fiscal 2011 and 2010.

	Sales % Change
First Quarter	2011	2010
Hot Topic	(1.3)%	(12.3)%
Torrid	4.8%	4.8%
Total Company	0.2%	(8.7)%

During the first quarter of fiscal 2011, the comparable store sales decline in the Hot Topic division resulted primarily from a decrease in fashion apparel and license categories, partially offset by an increase in the music category.  During the same period, the comparable store sales increase at our Torrid division was due to an increase in apparel, primarily tops, and an increase in accessories.

We continue to evaluate the need to close, remodel, relocate or open new stores.  The following table shows our store expansion and closure activity, as well as the number of stores included in the comparable store base, during the first quarter of fiscal 2011 and 2010.   Our planned store expansion and closure activity in fiscal 2011 is also reflected in the table.

	Number of Stores
	Actual		Estimate
	Three Months Ended	Three Months Ended
	April 30, 2011	May 1, 2010	Fiscal 2011
Hot Topic
Beginning of Period	657	680	657
Open	-	1	3
Close	(15)	-	(27)
End of Period	642	681	633
Remodeled/relocated	11	5	30
Comparable store base	610	653

Torrid
Beginning of Period	153	156	153
Open	1	1	5
Close	(3)	(1)	(9)
End of Period	151	156	149
Remodeled/relocated	-	-	4
Comparable store base	146	154

Cash Dividends  We began to pay cash dividends during the first quarter of fiscal 2010.  Cash dividends are discussed in more detail in “NOTE 4 – Cash Dividends” contained in the accompanying financial statements.

Segment Information  We currently have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts, and the relatively insubstantial business operations of our now discontinued ShockHound concept.

Seasonality  Our business, particularly at Hot Topic, is subject to seasonal influences.  Refer to “Item 1 – Business” included in our annual report on Form 10-K filed on April 6, 2011, for further discussion about the seasonality of our business.

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

Merchandise Margin is used to allocate a variety of resources to each of our concepts, determine initial mark-ups, mark-downs, inventory reserves, freight costs, etc. for each of the concepts and to measure the general performance of each of our stores.  We consider merchandise margin to be the difference between net sales and certain costs associated with our merchandise, such as product costs, markdowns, freight, vendor allowances and employee discounts.

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

Three Months Ended April 30, 2011 Compared to the Three Months Ended May 1, 2010

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales.  The discussion that follows should be read in conjunction with this table:

For the three months ended:	April 30, 2011		May 1, 2010

Net sales	100.0%		100.0%
Cost of goods sold, including buying, distribution and occupancy costs	68.7		66.5

Gross margin	31.3		33.5
Selling, general and administrative expenses	38.9		35.3

Loss from operations before benefit for income taxes	(7.6)		(1.8)
Benefit for income taxes	(2.8)		(0.7)

Net loss	(4.8	) %	(1.1	) %

Net sales decreased $1.3 million, or 0.8%, to $161.3 million during the first quarter of fiscal 2011 from $162.6 million during the first quarter of fiscal 2010.  The components of this $1.3 million decrease in net sales are as follows:

Amount
(in millions)	Description
$(4.5)	Decrease in net sales due to the closure of 44 Hot Topic stores and eight Torrid stores since the first quarter of the prior year.
(1.4)	Decrease in comparable net sales from Hot Topic stores in the first quarter of fiscal 2011 compared to the corresponding period from the prior fiscal year.
0.6	Increase in net sales from Torrid stores not yet qualifying as comparable stores (includes three new stores opened since the first quarter of the prior year).
0.8	Increase in net sales from Hot Topic stores not yet qualifying as comparable stores (includes five new stores opened since the first quarter of the prior year).
1.6	Increase in comparable net sales from Torrid stores in the first quarter of 2011 compared to the corresponding period from the prior fiscal year.
1.6	Increase in internet sales.
$(1.3)	Total

Gross margin decreased $4.1 million, or 7.5%, to $50.4 million during the first quarter of fiscal 2011 from $54.5 million during the first quarter of fiscal 2010.  As a percentage of net sales, gross margin decreased to 31.3% during the first quarter of fiscal 2011 from 33.5% in the first quarter of fiscal 2010.  The significant components of this 2.2 percentage point decrease in gross margin as a percentage of net sales are as follows:

%	Description
(3.3)
Decrease in merchandise margin due to additional markdowns as a result of strategic business changes charge, partially offset by certain rent credits and allowances recognized as part of our cost reduction plan.

0.1	Decrease in distribution expenses primarily due to lower freight expenses.
0.1	Decrease in buying payroll expenses.
0.2	Decrease in store occupancy expenses primarily due to lower common area maintenance costs and mall marketing expenses.
0.7	Decrease in store depreciation related to store closures and ShockHound closure.
(2.2)	Total

Selling, general and administrative expenses increased $5.3 million, or 9.2%, to $62.8 million during the first quarter of fiscal 2011 compared to $57.5 million during the first quarter of fiscal 2010.  As a percentage of net sales, selling, general and administrative expenses increased to 38.9% in the first quarter of fiscal 2011 compared to 35.3% in the first quarter of fiscal 2010.  The significant components of the 3.6 percentage point increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
4.4	Costs associated with the write-down of non-critical property and equipment, severance payments, consulting fees and other costs related to the strategic business changes.
0.1	Increase in depreciation of computer hardware and software.
(0.1)	Decrease in other store expenses primarily due to lower repair and maintenance expenses.
(0.2)	Decrease in general and administrative payroll and related costs and stock option expenses, partially offset by an increase in performance based bonus.
(0.3)	Decrease in marketing expenses due to decreased spending on marketing events, in-store signage and consulting services.
(0.3)	Decrease in store payroll expense primarily due to the decrease in store payroll and related benefits.
3.6	Total

Loss from operations increased $9.4 million to $12.4 million during the first quarter of fiscal 2011 from $3.0 million loss during the first quarter of fiscal 2010.  As a percentage of net sales, loss from operations was 7.6% in the first quarter of fiscal 2011 compared to 1.8% in the first quarter of fiscal 2010.

Benefit for income taxes was $4.7 million in the first quarter of fiscal 2011 compared to $1.1 million for the first quarter of fiscal 2010.  The effective tax rate was 37.9% for the first quarter of fiscal 2011 compared to 39.1% for the first quarter of 2010.  The decrease was primarily due to lower effective state income tax rates, partially offset by increases in various items that are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Historically and during the first quarter of fiscal 2011, uses of cash have been to purchase merchandise inventories, improve our information technology infrastructure and fund store remodels, relocations and to a lesser extent, new store openings.  We also funded cash dividend payments totaling $3.1 million during the first quarter of fiscal 2011 and $57 million in fiscal 2010.  Our cash dividends are discussed in more detail in “NOTE 4 – Cash Dividends” contained in the accompanying financial statements.  During the first quarter of fiscal 2011, we made a total cash outlay of $3.2 million related to the strategic business changes and cost reduction plan, which are discussed in more detail in “NOTE 2 – Recent Business Events” contained in the accompanying financial statements.  We have typically satisfied our cash requirements principally from cash flows from operations and we also maintain a $5 million unsecured credit agreement (discussed in more detail in “NOTE 12 – Bank Credit Agreement” contained in the accompanying financial statements).

Cash, cash equivalents and short- and long-term investments, including auction rate securities, held by us were $76.8 million and $79.5 million as of the end of the first quarter of fiscal 2011 and as of the end of fiscal 2010, respectively, and are discussed in more detail in “NOTE 6 – Short- and Long-Term Investments” contained in the accompanying financial statements.  We believe our current cash balances and cash generated from operations will be sufficient to fund our operations through at least the next 12 months.  Auctions representing the auction rate securities we hold have continued to fail and will limit our ability to liquidate these investments for some period of time.  However, we do not believe the auction failures will impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Net cash flows provided by operating activities were $5.4 million in the first quarter of fiscal 2011 compared to $2.1 million used in the first quarter of fiscal 2010.  The $7.5 million increase in net cash provided by operating activities in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 was primarily attributable to a decrease in inventory and an increase in accrued liabilities, partially offset by an operating loss increase and increases in prepaid expenses and other current assets.

Net cash flows used in investing activities were $10.1 million and $5.7 in the first quarter of fiscal 2011 and 2010, respectively.  The $4.4 million increase in net cash used in investing activities in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 was primarily attributable to a $4.7 million increase in purchases of short- and long-term investments, net of proceeds, partially offset by a $0.3 million decrease in purchases of property and equipment.

Net cash flows used in financing activities were $2.8 million and $46.5 million in the first quarter of fiscal 2011 and 2010, respectively.  The decrease in cash flows used in financing activities was primarily attributable to the $44.5 million in $1.00 per share special one-time cash dividends paid in the first quarter of fiscal 2010.

The following table summarizes our contractual obligations as of the end of the first quarter of fiscal 2011 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period (in thousands)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$242,434	$56,559	$90,475	$56,033	$39,367
Purchase obligations	102,657	102,223	434	-	-
Letters of credit and other obligations	11,005	7,132	3,025	848	-
Income tax audit settlements¹	430	430	-	-	-
Total contractual obligations	$356,526	$166,344	$93,934	$56,881	$39,367

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

We anticipate we will spend approximately $25 million on capital expenditures in fiscal 2011.  Of the $25 million, we plan to spend approximately $17 million for store construction and other improvements to existing stores, including remodeling, relocating and technological improvements.  We plan to spend the remaining capital expenditures on various improvements in our information technology infrastructure, including new computer hardware and software and the further development and improvement of our Internet sites.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.  For a further discussion about the application of these and other accounting policies, refer to the notes included in our Annual Report on Form 10-K filed on April 6, 2011.

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

Stock-Based Payments We account for stock-based compensation expense by estimating the fair value of stock options granted, except for certain stock options granted in March 2011 that are subject to the vesting determination described in “NOTE 3 – Stock-Based Compensation” contained in the accompanying financial statements, using the Black-Scholes option-pricing formula and a single option award approach.  We estimated the fair value of the stock options granted in March 2011 that are subject to the vesting determination using a Monte Carlo simulation valuation model.  The fair values are then amortized over the requisite service periods of the awards.  Both of the option-pricing models used require the input of highly subjective assumptions, including the option’s expected life, price volatility of the underlying stock, risk free interest rate, early exercise behavior and expected dividend rate.  As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures are estimated based on historical experience.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are not a party to any derivative financial instruments.  Our exposure to market risk primarily relates to changes in interest rates on our investments with maturities of less than three months (which are considered to be cash and cash equivalents) and short- and long-term investments with maturities in excess of three months.  A 100 basis point change in interest rates over a three-month period would not have a material impact on the fair value of our investment portfolio as of the end of the first quarter of fiscal 2011.  Cash, cash equivalents and short- and long-term investments, including auction rate securities, are discussed in more detail in “NOTE 6 – Short- and Long-Term Investments” contained in the accompanying financial statements.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Our legal proceedings are discussed in more detail in “NOTE 14 – Commitments and Contingencies” contained in the accompanying financial statements.

Item 1A.  Risk Factors

CERTAIN RISKS RELATED TO OUR BUSINESS

Before deciding to invest in Hot Topic, Inc. or to maintain or increase an investment in Hot Topic, Inc., readers should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  The risks described below are not the only risks we face.  Additional risks that are not presently known to us or that we currently deem immaterial may also affect our business.  If any of these known or unknown risks actually occur, our business, financial condition and results of operations could be seriously harmed, and our stock price could decline.  The risks described below include certain changes to the “Risk Factors” set forth in our Annual Report on Form 10-K filed on April 6, 2011.

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

Our recently announced cost reduction plan and strategic business changes may not achieve their anticipated benefits and could adversely affect our operations and revenues and our ability to respond to future growth opportunities

We are currently implementing strategic business changes to improve our overall operations and a plan to reduce costs, including closing underperforming stores, discontinuing our ShockHound operations, writing down inventory and writing down property and equipment that are no longer critical to the strategic direction of the company.  The estimated costs and charges associated with these initiatives may vary materially based upon a variety of factors, including the timing of the execution of the initiatives, the outcome of negotiations with landlords and other third parties and unexpected costs.  Any such factor could result in our not realizing the anticipated benefits from the initiatives.  Even if we are successful in implementing these initiatives, the loss of personnel and reduction in the number of stores we operate, among other things, may result in decreased operational efficiencies, unanticipated operational challenges and decreased revenues, or leave us unprepared to take advantage of growth opportunities in the future.

Our access to merchandise could be hurt by changes in vendors’ business condition

Our financial performance depends on our ability to obtain our merchandise in sufficient quantities at competitive prices.  We depend on independent contractors and vendors to manufacture our merchandise.  Substantially all of our music/pop culture-licensed products are available from vendors that have exclusive license rights.  In addition, we rely on small, specialized vendors who generally have limited resources, production capacities and operating histories.  Lack of access to capital, as a result of the current economic conditions or otherwise and changes in vendors’ compliance and certification procedures may cause our vendors to delay, reduce or eliminate shipment of products we otherwise would sell in our stores.  We generally do not have long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products.  There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms in the future.

Remodeling, relocating, closing and opening stores may not achieve the anticipated benefits and could create challenges we may not be able to adequately meet

We depend on our ability to manage our existing store base, ensure that the performance of our remodeled and relocated stores is at acceptable levels, open new stores, and close underperforming stores.  In order to open, remodel and relocate stores, among other things, we need to locate suitable store sites, negotiate acceptable lease terms, obtain or maintain adequate capital resources on acceptable terms, source sufficient levels of inventory, hire and train store managers and sales associates, integrate new or relocated stores into our existing operations and maintain adequate distribution center space and information technology systems.  Moving or expanding store locations and operating stores in new markets, especially markets outside the continental United States, may present competitive, merchandising and regulatory challenges we do not have experience in or know how to face.  There can be no assurance that moving or expanding store locations and operating stores in new markets will not adversely affect the individual financial performance of our existing stores or our overall results of operations.  In the event that the number of our stores increases, we may face risks associated with market saturation of our products and concepts.  Similarly, there can be no assurance that remodeling or relocating existing stores will not adversely affect either the individual financial performance of the store prior to the change or our overall results of operations.  Furthermore, there can be no assurance that we will successfully achieve our remodel or expansion targets or, if achieved, that planned remodel or expansion will result in profitable operations.

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

Failure of our vendors to use acceptable ethical business practices could negatively impact our business

We expect our vendors to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices, the environment and intellectual property.  However, we do not control their labor and other business practices.  Further, we do not inspect our manufacturers’ operations and would not be immediately aware of any noncompliance by our vendors with applicable domestic or international laws and standards, including our internal standards.  If one of our vendors violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of merchandise to us could be interrupted, orders could be canceled, relationships could be terminated and our reputation could be damaged.

Technology and other risks associated with our Internet sales could hinder our overall financial performance

We sell merchandise over the Internet through websites we control and affiliated websites controlled by others.  Our Internet sales generate a significant portion of our total sales and are dependent on our ability to drive Internet traffic to our websites.  Our Internet operations are subject to numerous risks and pose risks to our overall business, including the inability to successfully establish partnerships that are instrumental in driving traffic to our websites; diversion of sales from our stores; liability for online content; computer and consumer privacy concerns; rapid technological changes; the need to invest in additional computer hardware and software to support sales; hiring, retention and training of personnel; failure of computer hardware and software, including computer viruses, telecommunication failures, online security breaches and similar disruptions; governmental regulations; and credit card fraud.  There can be no assurance that our Internet operations will achieve sales and profitability levels that justify our investment in them.

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

Risks associated with contracting directly with manufacturers for merchandise could hinder our financial performance

Over time, we expect to source an increasingly greater percentage of our merchandise directly from manufacturers.  We have limited experience in sourcing and importing merchandise directly from manufacturers.  We may encounter administrative challenges and operational difficulties with the manufacturers from which we may source our merchandise.  Operational difficulties could include reductions in the availability of production capacity, error in complying with merchandise specifications, insufficient quality control and failures to meet production deadlines.  A manufacturer’s failure to ship merchandise to us on a timely basis or to meet the required quality standards could cause supply shortages that could result in lost sales.

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

There are litigation and other claims against us from time to time, which could distract management from our business activities and could lead to adverse consequences to our business and financial condition

We are involved from time to time with litigation and other claims against us.  Often these cases can raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time.  Although we do not currently believe that the outcome of any current matter of litigation or claim against us will have a material adverse effect on our overall financial condition, we have, in the past, incurred unexpected expense in connection with litigation matters.  In the future, adverse settlements, judgments or resolutions may negatively impact earnings.  Injunctions against us could have an adverse effect on our business by requiring us to do or prohibiting us from doing certain things.  We may in the future be the target of material litigation, including class-action and securities litigation, which could result in substantial costs and divert our management’s attention and resources.

We materially rely on ecommerce, information and other technology systems, including such technology provided by third parties

We believe our dependence on ecommerce, information and other technology systems, including technology provided by third parties will increase in the future, and it is possible we may not be able to obtain, maintain or use such systems as quickly or as effectively as needed.  Implementing new systems, modifying existing systems, and restoring such systems and technology following a shut-down could present technological and operational challenges which we are unprepared for.  We continue to evaluate the adequacy of the commerce, information and other technology systems we use to operate our business.  Our failure to adapt to changing technological needs could have a material adverse effect on our results of operations and financial condition.  We have agreements with third-party providers to maintain ecommerce and information technology systems, including content.  We would be negatively impacted if such third parties fail to provide such services, including by way of malfunction of third-party sites, hardware, software and other equipment; service outages of third-party sites; third-party claims of data privacy, security breaches and intellectual property infringement; and poor integration of our technology into their software and services.

Uncertainty in the global capital and credit markets may materially impair the liquidity of a portion our cash and investment portfolio

We hold cash, cash equivalents and short-and long-term investments, including auction rate securities (discussed in more detail in “NOTE 6 – Short- and Long-Term Investments” contained in the accompanying financial statements).  Continued failures of auctions for the auction rate securities we hold limit our ability to liquidate these investments and are expected to continue failing for some period of time.  Although the money market funds and municipal bonds we hold are highly rated and are comprised of high-quality, liquid instruments, if the financial markets trading the underlying assets experience a disruption, we may need to temporarily rely on other forms of liquidity.  In addition, a risk exists that our cash and investments may not always be optimally managed and this may affect our profitability and results of operations.

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

We are dependent upon malls remaining popular as shopping destinations, the ability of shopping mall anchor tenants and other attractions to generate customer traffic and maintaining good relationships with shopping mall operators

The global economic downturn and other factors have diminished the ability of shopping mall operators to operate profitably and, in some cases, forced them to declare bankruptcy or cease operations entirely.  The ongoing slowdown in the United States economy, uncertain economic outlook, and other factors could continue to curtail shopping mall development, decrease shopping mall traffic, reduce the number of hours shopping mall operators keep their shopping malls open, cause shopping mall operators to lower their operational standards and negatively impact our lease contracts.  Consolidation of ownership of shopping malls may give landlords more leverage in negotiations and adversely affect our ability to negotiate favorable lease terms.  Such consolidation may result in increased lease costs.  We believe we have favorable relationships with shopping mall operators and developers, however if this changes it could inhibit our ability to negotiate with them and may make it more difficult for us to manage our leases, including for us to expand, remodel or relocate to certain sites.  If our relations with shopping mall operators or developers become strained, or we otherwise encounter difficulties in leasing store sites, we may not be able to open stores in malls we would otherwise be interested in maintaining stores; we may not be able to negotiate lease terms favorable to the company; and we may be inhibited in our ability to close underperforming stores.

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

Our profitability could be adversely affected by volatile commodity prices, including petroleum and cotton

The profitability of our business depends to a certain degree upon the price of certain commodities, including petroleum and cotton products.  We are affected by changes in such prices to the extent that such commodities are part of the costs of delivery of merchandise to our stores and to the extent that the commodities are used in the production of our merchandise.  Higher gasoline prices may also affect the willingness of consumers to drive to our stores.

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

A disruption of imports may increase our costs and reduce our supply of merchandise

We receive apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources.  As a result of our reliance on international vendors and manufacturers, we are subject to the risks generally associated with global trade and doing business abroad, which include foreign laws and regulations, political unrest, disruptions or delays in cross-border shipments and changes in economic conditions in countries in which our merchandise is manufactured.  In addition, disease outbreaks, terrorist acts or military conflicts could increase the risks of doing business with suppliers who rely on foreign markets.  Trade restrictions in the form of tariffs or quotas, or both, that are applicable to the merchandise we sell also could affect the importation of the merchandise and increase the cost and reduce the supply of products available to us.  Further, changes in tariffs or quotas for merchandise imported from individual foreign countries could lead us to shift our sources of supply among various countries.  Any shift we might undertake in the future could result in a disruption of our sources of supply and lead to a reduction in our revenues and earnings.  Supply chain security initiatives undertaken by the United States or foreign governments that impede the normal flow of product could also negatively impact our business.

We incur costs associated with regulatory compliance, and this cost could be significant

There are numerous regulatory requirements for public companies that we comply with or may be required to comply with in the future associated with our business operations and compliance with these rules could result in the diversion of management’s time and attention, which could be disruptive to normal business operations.  These regulations may include more stringent accounting standards, taxation requirements (including changes in applicable income tax rate, new tax laws and revised tax law interpretations), trade restrictions, regulations regarding financial matters, privacy and data security, environmental regulations, advertising, safety and product liability.  We may in the future be required to adopt International Financial Reporting Standards, and doing so could be time-consuming and causes us to incur significant expense.  If we do not satisfactorily or timely comply with these requirements, possible consequences could include sanction or investigation by regulatory authorities such as the SEC or the Nasdaq Stock Market; fines and penalties; incomplete or late filing of our periodic reports, including our annual report on Form 10-K or quarterly reports on Form 10-Q or civil or criminal liability.

Government or consumer concerns about product safety could result in regulatory actions, recalls or changes to laws, which could harm our reputation, increase costs or reduce sales

We are subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities, and our products could be subject to involuntary recalls and other actions by these authorities.  We purchase merchandise from suppliers domestically as well as outside the United States.  One or more of our suppliers might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before such merchandise is received by our customers.  Issues of product safety could result in a recall of products we sell.  Additionally, regulatory authorities, including the Consumer Product Safety Commission, have undertaken reviews of product safety and are in the process of enacting or are considering various proposals for more stringent laws and regulations.  In particular, the U.S. Congress has enacted the Consumer Product Safety Improvement Act of 2008, which imposes significant new requirements on the sale of consumer products and enhanced penalties for noncompliance.  Such regulations contain provisions which have uncertain applicability to products we sell, and such lack of certainty may inhibit our willingness carry products or cause us to carry product we otherwise would not.  These regulations could result in delays in getting products to our stores, lost sales, the rejection of our products by consumers, damage to our reputation or material increases in our costs, and may have a material adverse effect on our business.  Moreover, individuals and organization may assert legal claims for our non-compliance with consumer product rules and regulations, and we may be subject to lawsuits relating to these claims.  There is a risk that these claims or liabilities may exceed or fall outside the scope of indemnities provided by third parties or outside the coverages of our insurance policies.

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

War, terrorism and other catastrophes could negatively impact our customers, places where we do business and our expenses

The continued threat of terrorism, heightened security and military action in response to this threat, any future acts of terrorism, and significant natural disasters or other catastrophic events may cause disruptions and create uncertainties that affect our business.  To the extent that such disruptions or uncertainties negatively impact shopping patterns and/or shopping mall traffic, or adversely affect consumer confidence or the economy in general, our business, operating results and financial condition could be materially and adversely affected.  A significant natural disaster or other catastrophic event affecting our facilities could materially affect our supply chain, our information system and other aspects of our operations.

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

10.2
Amendment dated March 21, 2011 to Amended and Restated Employment Letter Agreement dated November 24, 2008 between the Registrant and Gerald Cook. (Filed as Exhibit 10.14a to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011 and incorporated herein by reference.)

10.3
Amendment dated March 21, 2011 to Amended and Restated Employment Letter Agreement dated November 24, 2008 between the Registrant and James McGinty. (Filed as Exhibit 10.16a to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011 and incorporated herein by reference.)

10.4
Employment Agreement, dated as of March 21, 2011, by and between Registrant and Lisa Harper. (Filed as Exhibit 10.21a to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011 and incorporated herein by reference.)

10.5
Mutual Separation Agreement, dated as of March 21, 2011, by and between Registrant and Elizabeth McLaughlin. (Filed as Exhibit 10.22a to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011 and incorporated herein by reference.)

10.6	Mutual Separation Agreement, dated as of April 6, 2011, by and between Registrant and Amy Kocourek.

31.1	Certification, dated May 20, 2011 of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated May 20, 2011, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated May 20, 2011, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc.
(Registrant)

Date: May 20, 2011	/s/ Lisa Harper
Lisa Harper
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2011	/s/ James McGinty
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

10.2
Amendment dated March 21, 2011 to Amended and Restated Employment Letter Agreement dated November 24, 2008 between the Registrant and Gerald Cook. (Filed as Exhibit 10.14a to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011 and incorporated herein by reference.)

10.3
Amendment dated March 21, 2011 to Amended and Restated Employment Letter Agreement dated November 24, 2008 between the Registrant and James McGinty. (Filed as Exhibit 10.16a to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011 and incorporated herein by reference.)

10.4
Employment Agreement, dated as of March 21, 2011, by and between Registrant and Lisa Harper. (Filed as Exhibit 10.21a to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011 and incorporated herein by reference.)

10.5
Mutual Separation Agreement, dated as of March 21, 2011, by and between Registrant and Elizabeth McLaughlin. (Filed as Exhibit 10.22a to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011 and incorporated herein by reference.)

10.6	Mutual Separation Agreement, dated as of April 6, 2011, by and between Registrant and Amy Kocourek.

31.1	Certification, dated May 20, 2011 of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated May 20, 2011, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated May 20, 2011, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.