Form 10-Q
period 2011-07-30
HOT TOPIC INC /CA/
filed 2011-08-24
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  August 19, 2011 – 44,913,098 shares of common stock, no par value.

HOT TOPIC, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

Net sales	$150,950	$150,007	$312,223	$312,654
Cost of goods sold, including buying,
distribution and occupancy costs	102,288	103,985	213,152	212,169
Gross margin	48,662	46,022	99,071	100,485

Selling, general and administrative expenses	58,760	56,381	121,558	113,836
Loss from operations	(10,098)	(10,359)	(22,487)	(13,351)

Interest income, net	82	58	134	132
Loss before benefit for income taxes	(10,016)	(10,301)	(22,353)	(13,219)

Benefit for income taxes	(3,796)	(4,032)	(8,472)	(5,173)
Net loss	$(6,220)	$(6,269)	$(13,881)	$(8,046)

Loss per share:
Basic and diluted	$(0.14)	$(0.14)	$(0.31)	$(0.18)

Cash dividends declared and paid per share	$0.07	$0.07	$0.14	$1.14

Shares used in computing loss per share:
Basic and diluted	44,843	44,563	44,778	44,480

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	July 30, 2011	January 29, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,005	$51,316
Short-term investments	15,545	25,240
Inventory	72,984	70,267
Prepaid expenses and other	29,031	21,714
Deferred tax assets	4,304	6,050
Total current assets	178,869	174,587

Property and equipment, net	112,705	123,219
Deposits and other	4,841	4,550
Long-term investments	1,819	2,983
Deferred tax assets	6,391	5,268
Total assets	$304,625	$310,607

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$35,282	$22,024
Accrued liabilities	39,716	37,963
Income taxes payable	665	668
Total current liabilities	75,663	60,655

Deferred rent and other	22,565	26,255
Income taxes payable	1,911	1,911
Deferred compensation	4,665	4,289

Commitments and contingencies

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common shares, no par value; 150,000,000 shares authorized;
44,870,286 and 44,629,656 shares issued and
outstanding at July 30, 2011 and January 29, 2011, respectively	130,482	128,062
Retained earnings	69,488	89,653
Accumulated other comprehensive loss	(149)	(218)
Total shareholders’ equity	199,821	217,497
Total liabilities and shareholders’ equity	$304,625	$310,607

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	July 30, 2011	July 31, 2010
OPERATING ACTIVITIES
Net loss	$(13,881)	$(8,046)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	18,217	19,626
Stock-based compensation	2,724	2,207
Loss on disposal of property and equipment	2,507	57
Impairment of long-lived assets	1,861	456
Deferred taxes	(1,171)	(1,064)
Gift card breakage	(249)	(352)
Changes in operating assets and liabilities:
Inventory	(2,681)	(12,089)
Prepaid expenses and other current assets	(7,318)	(7,873)
Deposits and other assets	(291)	(556)
Accounts payable	13,258	15,704
Accrued liabilities	2,733	(4,269)
Deferred rent and other	(3,690)	(2,367)
Income taxes payable	(3)	(7)
Net cash provided by operating activities	12,016	1,427

INVESTING ACTIVITIES
Purchases of property and equipment	(12,102)	(14,983)
Proceeds (purchases) from sale of short- and long-term investments, net	10,974	(4,001)
Net cash used in investing activities	(1,128)	(18,984)

FINANCING ACTIVITIES
Excess tax benefit from stock-based compensation	194	243
Proceeds from employee stock purchases and exercise of stock options	1,111	1,128
Payment of capital lease obligation	(191)	-
Payment of cash dividends	(6,278)	(50,766)
Net cash used in financing activities	(5,164)	(49,395)
Increase (decrease) in cash and cash equivalents	5,724	(66,952)
Effect of foreign currency exchange rate changes on cash	(35)	-
Cash and cash equivalents at beginning of period	51,316	117,764
Cash and cash equivalents at end of period	$57,005	$50,812

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$10	$24
Cash (received) paid during the period for income taxes	$(900)	$2,563

See accompanying Notes to Condensed Consolidated Financial Statements.

HOT TOPIC, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  Organization and Basis of Presentation

Description of Business  We are a mall and web-based specialty retailer of apparel, accessories, music and gift items for young men and women whose lifestyles reflect a passion for music, fashion and pop culture.  We operate under two concepts: Hot Topic and Torrid.  Music and pop culture are the overriding inspirations at Hot Topic and Torrid is focused on providing the best in fashion to young plus-size women.  At our Hot Topic stores and our website hottopic.com, we sell a selection of licensed and non-licensed apparel, accessories and gift items that are influenced by popular music artists and pop culture trends, designed to appeal to young men and women primarily between the ages of 12 and 22.  We also sell a limited assortment of music CDs and DVDs at Hot Topic.  At our Torrid stores and on our website torrid.com, we sell fashion forward apparel, lingerie, shoes and accessories for plus-size young women primarily between the ages of 15 and 29.  We generate revenues primarily through our retail stores in the United States of America, Puerto Rico and Canada, and online through our websites.  We were incorporated in California in 1988 and opened our first Hot Topic store the following year in fiscal 1989.  We opened our first Torrid store in fiscal 2001.  During the second quarter of fiscal 2011, the operations of ShockHound, our online digital music website launched in fiscal 2008, were discontinued.  Refer to “NOTE 2 – Recent Business Events” for more information concerning the discontinuation of ShockHound’s operations.

References to Hot Topic, Inc.  Throughout this report, the terms “we,” “us,” “our,” “company” and similar references refer to Hot Topic, Inc. and its wholly-owned subsidiaries.

Fiscal Year  Our fiscal year ends on the Saturday nearest to January 31.  References to the second quarter of fiscal 2011 and 2010 refer to the thirteen week periods ended July 30, 2011 and July 31, 2010, respectively.  References to fiscal year-to-date 2011 and 2010 refer to the twenty-six week periods ended July 30, 2011 and July 31, 2010, respectively.  References to fiscal 2011, 2010, 2009 and 2008 refer to the 52-week periods ending January 28, 2012, January 29, 2011, January 30, 2010 and January 31, 2009, respectively.  Fiscal 2012 refers to the 53-week period ending February 2, 2013.

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

NOTE 2.  Recent Business Events

Strategic Business Changes  In March 2011, our Board of Directors, or the Board, approved certain strategic business changes to better position the company for growth.  The business changes involved discontinuing the operations of ShockHound; writing down inventory due to a change in management’s inventory strategy; writing down property and equipment that are no longer critical to our strategic direction; and implementing other strategic business and operational initiatives.  As of the end of the second quarter of fiscal 2011, we had recorded all charges related to the strategic business changes.

Cost Reduction Plan  In November 2010, our Board approved a cost reduction plan, designed to meet the challenges of the environment at that time, which involved closing approximately 50 underperforming stores, a majority of which closed by the end of the first quarter of fiscal 2011.  These closures occurred as a result of natural lease expirations, exercising lease kick out clauses and other negotiations.  The cost reduction plan also included reducing our home office and field management positions, reducing planned capital expenditures in fiscal 2011 relative to fiscal 2010 and implementing other non-payroll overhead expense reduction initiatives.  As of the end of the second quarter of fiscal 2011, we had recorded all charges related to the cost reduction plan.  In addition, we have completed the announced reduction of our home office and field management positions, closed 34 Hot Topic stores and six Torrid stores and completed the implementation of non-payroll overhead expense reduction initiatives as part of the cost reduction plan.

The following table details charges related to the strategic business changes and cost reduction plan recorded since their implementation in the first quarter of fiscal 2011 and the fourth quarter of fiscal 2010, respectively, (in thousands).

		Non-Store
		Related
		Severance and	Inventory and
	Store Related	Outplacement	Asset-Related	Consulting	Stock Option
	Closure Costs 1	Costs	Costs 2	Fees	Expense	Total
Balance at October 30, 2010	$-	$-	$-	$-	$-	$-
Cost Reduction Plan charges	(7,077)	(1,850)	(830)	-	-	(9,757)
Cash payments	93	985	-	-	-	1,078
Non-cash adjustments	6,497	-	830	-	-	7,327
Balance at January 29, 2011	$(487)	$(865)	$-	$-	$-	$(1,352)
Cost Reduction Plan recovery	365	-	-	-	-	365
Strategic Business Changes charges	-	(1,583)	(9,605)	(1,606)	-	(12,794)
Cash payments	699	889	-	1,645	-	3,233
Non-cash adjustments	(659)	-	4,891	-	-	4,232
Balance at April 30, 2011	$(82)	$(1,559)	$(4,714)	$39	$-	$(6,316)
Cost Reduction Plan recovery	174	-	-	-	-	174
Strategic Business Changes charges	-	(1,330)	(532)	(1,383)	(1,072)	(4,317)
Cash payments	144	812	182	753	-	1,891
Non-cash adjustments	(455)	-	4,866	-	1,072	5,483
Balance at July 30, 2011	$(219)	$(2,077)	$(198)	$(591)	$-	$(3,085)

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

We recorded charges related to store closures, write down of assets; store severance; non-store related severance and outplacement; consulting fees; and stock option expense in selling, general and administrative expenses in our consolidated statements of operations.  Charges related to the write down of store inventory; accelerated depreciation of store assets; and early lease terminations were recorded in cost of goods sold in our consolidated statements of operations.

Third Quarter Fiscal 2010 Non-Cash Impairment Charge and Fiscal 2011 Discontinued Operations  During the third quarter of fiscal 2010, we concluded that ShockHound’s assets had become impaired due to its slower than expected revenue growth.  Revenues from partnerships entered into in the earlier part of fiscal 2010, as well as other revenues, did not build as much as we had anticipated.  In the third quarter of fiscal 2010, we recorded an impairment charge of $3 million to selling, general and administrative expenses in our consolidated statements of operations.  The assessment of our long-lived assets for impairment is discussed in more detail in “NOTE 11 – Valuation of Long-Lived Assets”.  In addition, as part of the business changes approved by the Board in March 2011 to better position the company for growth, ShockHound’s operations were discontinued during the second quarter of fiscal 2011.

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

The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board.  Both incentive and non-statutory stock options granted by us under the 2006 Plan must carry an exercise price of at least 100% of the fair market value of our common stock on the date of grant.  Incentive stock options must carry an exercise price of at least 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock.  Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 10 years.  In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) the 732,456 shares of common stock remaining available for issuance under the 1996 Plan as of June 13, 2006, (b) an additional 2,350,000 shares and (c) the number of shares subject to stock awards as of June 13, 2006 under the 1996 Plan pursuant to the terms of the 1996 Plan.  As of the end of the second quarter of fiscal 2011, 1,558,659 shares were available for future grants under the 2006 Plan.  Except for a grant to Lisa Harper in her capacity as an independent consultant, as further discussed below in this Note, all awards to date under the 2006 Plan have been granted to our employees and none have been granted to consultants.

In March 2008, we granted performance stock awards under the 2006 plan to certain members of our management.  These 2008 awards provided for the issuance of up to 158,000 shares of our common stock, net of forfeitures, with vesting and issuance contingent upon achieving a performance goal for fiscal 2010, based upon our operating income for that fiscal year; and prior to vesting (or termination without vesting), the awards constituted an agreement by us to issue shares to the extent this performance goal was ultimately met.  The market value of our common stock as of the 2008 grant date of these performance stock awards was $4.75.  Compensation expense for these awards was required to be recorded over the three-year terms of the awards, based on the market values as of the grant dates, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2010.  In March 2011, the Board confirmed that the target performance goal for fiscal 2010 had not been met, and therefore all such awards terminated without vesting or issuance of the underlying shares.  We did not recognize any compensation expense for these 2008 awards.

In March 2009, we granted performance stock awards under the 2006 Plan to certain members of our management.  These grants were substantially similar to the performance stock awards granted in March 2008.  None of these awards have vested and no shares have been issued pursuant to the grants.  The 2009 awards provide for the issuance of up to 100,000 shares of our common stock, net of forfeitures, with vesting and issuance contingent upon achieving performance goals for fiscal 2011, based upon our operating income for that fiscal year; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent this performance goal is ultimately met.  The market value of our common stock as of the 2009 grant date of these performance stock awards was $9.56.  Compensation expense for these awards is required to be recorded over the three-year term of the awards, based on the market values as of the grant dates, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2011.  As of the end of the second quarter of fiscal 2011, it is our best estimate that none of the 2009 performance stock awards will be earned at the end of the three-year term.  In aggregate, we have not recognized any compensation expense for these 2009 awards.

Under our 1996 Non-Employee Directors’ Stock Option Plan, or the 1996 NEDSOP, we may grant and have granted stock options to non-employee directors.  The exercise price of options granted under the 1996 NEDSOP shall be determined by the Board at the date of grant and shall be 100% of the fair market value of our common stock on the date of grant.  Unless the Board determines otherwise, options vest over four years and generally expire ten years from the date of grant.  The total share reserve under the 1996 NEDSOP is 720,000 shares, of which 12,476 shares were available for future grants as of the end of the second quarter of fiscal 2011.  However, in June 2011, the Board suspended the plan given the near-depletion of the share reserve, subject to reinstatement in the event additional shares become available for future grants due to termination of unexercised awards, or amendment.  No options under the 1996 NEDSOP have been granted to anyone for their role as a consultant to the company.

In June 2011, October 2010 and June 2010, we granted non-employee directors an aggregate of 25,387, 5,638 and 31,763 shares of restricted common stock, respectively, under the 2006 Plan.  Restricted shares generally vest in one installment in the year subsequent to the grant year.  All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board.  The value of these grants is expensed over the vesting period.  During the second quarter of fiscal 2011 and 2010, $47,000 and $39,000, respectively, was expensed.  During fiscal year-to-date 2011 and 2010, $99,000 and $78,000, respectively, was expensed.

In February 2011, prior to her appointment as Chief Executive Officer, we granted Lisa Harper, in her capacity as an independent consultant, 17,568 shares of restricted common stock under the 2006 Plan.  This grant was substantially similar to the restricted common stock granted to non-employee directors in June 2011, October 2010 and June 2010.  The total charge of $98,000 was expensed for this grant during the first quarter of fiscal 2011.

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

In March 2011, we granted certain employees the option to purchase an aggregate of 515,000 shares of our common stock, net of forfeitures, under the 2006 Plan.  These share options are subject to four-year vesting, but vesting will occur in full upon the occurrence of the vesting determination described above.

The following table summarizes stock options outstanding under all of our plans as of the end of the second quarter of fiscal 2011, as well as activity during fiscal year-to-date 2011:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 30, 2011	7,050,417	$11.75

Granted	2,156,262	$5.91
Exercised	(171,703)	$5.49
Forfeited or expired	(2,420,756)	$12.79

Outstanding at July 30, 2011	6,614,220	$9.63	5.94	$6,208

Exercisable at July 30, 2011	3,749,817	$12.29	3.51	$2,006

The total fair value of shares vested during the second quarter of fiscal 2011 and 2010 is $1.0 million and $0.9 million, respectively.  The total fair value of shares vested during fiscal-year-to date 2011 and 2010 was $2.3 and $2.7 million, respectively.

Cash proceeds, tax benefits and intrinsic values related to total stock options exercised during the second quarter of fiscal 2011 and 2010 and during fiscal year-to-date 2011 and 2010 are provided in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Proceeds from stock options exercised	$494	$2	$942	$902
Tax benefit related to stock options exercised	$44	$0.1	$88	$203
Intrinsic value of stock options exercised	$110	$0.3	$220	$506

In June 1996, the Board adopted the Employee Stock Purchase Plan, or the Stock Purchase Plan.   The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees.  All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan.  Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason.  In general, an employee may reduce their contribution or withdraw from participation in an offering at any time during the purchase period for such offering.  Employees receive a 15% discount on shares purchased under the Stock Purchase Plan.  Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted.  The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996.  Subsequent offerings have occurred every six months commencing January 1, 1997.  As of the end of the second quarter of fiscal 2011, 769,878 shares could still be sold to employees under the Stock Purchase Plan.  Compensation expense for the second quarter of fiscal 2011 and 2010 was $39,000 and $46,000, respectively, related to the fair value of the rights granted to participants under the plan.  Compensation expense for fiscal year-to-date 2011 and 2010 was $78,000 and $92,000, respectively.

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

We estimate the fair values of the share options granted in March 2011, that are subject to the vesting determination, using a Monte Carlo simulation valuation model.  The fair values of the options to purchase the aggregate of 515,000 shares are amortized over the vesting period determined by this model.  The entire fair value of the 500,000 share option was recognized as compensation expense during fiscal year-to-date 2011.

The effect of recording stock-based compensation for the second quarter of fiscal 2011 and 2010 and for fiscal year-to-date 2011 and 2010 was as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Stock-based compensation by type of award:
Employee and director stock options and awards	$1,824	$1,028	$2,646	$2,115
Employee stock purchase plan	39	46	78	92

Total stock-based compensation expense	$1,863	$1,074	$2,724	$2,207
Tax effect on stock-based compensation expense	(711)	(396)	(1,019)	(815)

Net effect on net loss	$1,152	$678	$1,705	$1,392

Effect on loss per share:
Basic and diluted	$0.03	$0.02	$0.04	$0.03

For the second quarter of fiscal 2011 and 2010, $105,000 and $175,000, respectively, of stock-based compensation expense was recorded as a component of cost of goods sold and the remainder, $1.8 million and $0.9 million, respectively, was charged to selling, general and administrative expense.

For fiscal year-to-date 2011 and 2010, $218,000 and $366,000, respectively, of stock-based compensation expense was recorded as a component of cost of goods sold and the remainder, $2.5 million and $1.8 million, respectively, was charged to selling, general and administrative expense.

As of the end of the second quarter of fiscal 2011 and 2010, we had $5.1 million and $7.1 million, respectively, of unrecognized expense related to non-vested stock option grants (with the exception of certain stock options granted in March 2011 that are subject to the vesting determination), which are expected to be recognized over weighted average periods of 2.77 years and 2.75 years, respectively.

As of the end of the second quarter of fiscal 2011, we had $1.0 million of unrecognized expense related to  the options to purchase an aggregate of 515,000 shares of our common stock granted in March 2011 that are subject to the vesting determination, which is expected to be recognized over a weighted average period of 3.67 years.

As of the end of the second quarter of fiscal 2011 and 2010, we had $150,000 and $129,000, respectively of unrecognized expense related to restricted stock grants, which are expected to be recognized over weighted average periods of 0.72 and 0.85 years, respectively.

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

The following weighted average assumptions were used in the Black-Scholes option valuation model for stock options granted:

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Risk free interest rate	2%	3%	2%	2%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	58%	57%	58%	57%
Expected dividend yield	4%	4%	5%	2%
Weighted average fair value at grant date	$2.68	$1.94	$2.10	$2.87

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

The following weighted average assumptions were used in the Monte Carlo simulation valuation model for the stock options granted in March 2011 that are subject to the vesting determination:

Risk free interest rate	4%
Contractual life	10 years
Expected volatility	58%
Expected dividend yield	5%

Weighted average fair value at grant date	$ 2.06

NOTE 4.  Cash Dividends

In April 2010, the Board authorized a $1.00 per share special one-time cash dividend that was paid to shareholders of record at the close of business on April 19, 2010 and a $0.07 per share regular quarterly cash dividend that was also paid to shareholders of record at the close of business on April 19, 2010.  Subsequent payments of the $0.07 per share regular quarterly cash dividend have occurred every quarter since then, the most recent being in August 2011 to shareholders of record at the close of business on July 18, 2011.  We released the funds used to pay for this regular quarterly cash dividend during the second quarter of fiscal 2011.  Our Board will determine future regular quarterly cash dividends after giving consideration to our then existing levels of profit, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  As of the end of the second quarter of fiscal 2011, total dividends paid in fiscal 2011 amounted to $6.3 million (of which $3.1 million was paid in the first quarter of fiscal 2011) consisting of the $0.07 per share regular quarterly cash dividend.  As of the end of the second quarter of fiscal 2010, total dividends paid in fiscal 2010 amounted to $50.8 million, consisting of $44.5 million for the $1.00 per share special one-time cash dividend and $6.2 million (of which $3.1 million was paid in the first quarter of fiscal 2010) for the $0.07 per share regular quarterly cash dividend.

NOTE 5.  Loss Per Share

Basic earnings or loss per share is computed by dividing net income or net loss, respectively, by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period.  Periods of net loss require the diluted computation to be the same as the basic computation.  As of the end of the second quarter of fiscal 2011 and 2010, options to purchase 4,216,096 and 6,603,062 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding.  For fiscal year-to-date 2011 and 2010, options to purchase 5,058,177 and 6,324,204 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding.  The calculation of dilutive shares also excludes the portion of the performance stock awards granted to certain members of our management in March 2009 that are not expected to be earned or vest as the issuance of the underlying shares is contingent upon achieving certain performance goals in fiscal 2011.

A reconciliation of the numerator and denominator of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Basic and diluted loss per share computation:
Numerator	$(6,220)	$(6,269)	$(13,881)	$(8,046)
Denominator:
Weighted average common shares outstanding	44,843	44,563	44,778	44,480

Basic and diluted loss per share	$(0.14)	$(0.14)	$(0.31)	$(0.18)

NOTE 6.  Short- and Long-Term Investments

Our short-term investments consist of highly-rated interest-bearing municipal bonds that have maturities that are less than one year and are accounted for as available for sale and certificates of deposit that are guaranteed by the Federal Deposit Insurance Corporation, classified as held to maturity and have maturities that are less than one year.  As of the end of the second quarter of fiscal 2011, short-term investments consisted of certificates of deposit of $4.1 million and municipal bonds of $11.4 million.  As of the end of fiscal 2010, short-term investments consisted of certificates of deposit of $5.0 million and municipal bonds of $20.2 million.  (Refer to “NOTE 9 – Fair Value Measurements” for further discussion on how we determined the fair value of our short-term investments).  The associated unrealized losses and gains in the second quarter of fiscal 2011 and in the full year of fiscal 2010, respectively, were immaterial and have been recorded in accumulated other comprehensive loss, or OCL, reflected in the shareholders’ equity section of the consolidated balance sheet.

As of the end of the second quarter of fiscal 2011, we held long-term investments in auction rate securities.  As of the end of fiscal 2010, our long-term investments comprised of auction rate securities and highly-rated interest-bearing municipal bonds that have maturities that are more than one year and are accounted for as available for sale.  As of the end of fiscal 2010, the fair value of our long-term municipal bonds was $0.5 million and the associated unrealized losses were immaterial and recorded in OCL reflected in the shareholders’ equity section of the consolidated balance sheet.

Our auction rate securities are AAA/A3-rated debt instruments with maturities of 26 years.  They are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education.  Their interest rates are reset through an auction process, most commonly at intervals of approximately 4 weeks.  This same auction process is designed to provide a means by which these securities can be sold and prior to 2008 had provided a liquid market for them.  There continues to be uncertainty in the global credit and capital markets, which has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids.  While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value.  Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities has been based on a valuation model using current assumptions.  (Refer to “NOTE 9 – Fair Value Measurements” for further discussion on how we determined the fair value of our investment in auction rate securities).

As of the end of the second quarter of fiscal 2011 and as of the end of fiscal 2010, the fair value of our auction rate securities was $1.8 million and $2.5 million, respectively.  The $0.7 million decline in fair value from the beginning of the fiscal year represents redemptions totaling $0.8 million of certain auction rate securities at par, of which $0.7 million was redeemed during the second quarter of fiscal 2011.  The redemptions were offset by a $0.1 million recovery in fair value of auction rate securities that were previously temporarily impaired.  The fair value of our remaining auction rate securities as of the end of the second quarter of fiscal 2011 reflects a cumulative decline of $0.4 million from the par value.  This cumulative $0.4 million decline ($0.3 million net of tax) is deemed temporary as we have the ability to hold these securities and we do not have the intent to sell them.  Furthermore, it is not likely that we will be required to sell the securities before the recovery of their amortized cost basis.  If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations.  In addition, in the event that we decide to sell these securities and it becomes likely that we will be required to sell the securities before the recovery of their amortized cost basis, we may be required to recognize impairment charges against income.  We have classified all auction rate securities as non-current assets on our consolidated balance sheet, as we do not expect them to successfully auction and recover their full or par value within the next 12 months.

As of the end of the second quarter of fiscal 2011, we have recorded unrealized gains of $0.1 million ($0.1 million net of tax) for our auction rate securities in OCL reflected in the shareholders’ equity section of the consolidated balance sheets.  As of the end of fiscal 2010, we recorded unrealized gains of $0.2 million ($0.1 million net of tax).

NOTE 7.  Comprehensive Loss

Comprehensive loss for the second quarter of fiscal 2011 and 2010 and for year-to-date 2011 and 2010 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Comprehensive loss
Net loss	$(6,220)	$(6,269)	$(13,881)	$(8,046)
Foreign currency translation adjustment	25	-	1	-
Unrealized (loss) gain on short- and long-term
investments, net	(22)	55	68	57
Total comprehensive loss	$(6,217)	$(6,214)	$(13,812)	$(7,989)

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

Financial assets and liabilities measured at fair value on a recurring basis as of the end of the second quarter of fiscal 2011 consisted of the following (in thousands):

	Balance at July 30, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities (current)	$11,436	$11,436	$-	$-
Certificates of deposit (current)	4,109	4,109	-	-
Auction rate securities (non-current)	1,819	-	-	1,819
Total assets	$17,364	$15,545	$-	$1,819
Liabilities:
Deferred compensation plan (non-current)	$4,665	$4,665	$-	$-

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

The activity of our auction rate securities through the second quarter of fiscal 2011, whose fair value was measured using Level 3 inputs, is summarized below (in thousands):

Non-current
Carrying value as of January 29, 2011	$2,475
Redemptions1	(800)
Total gains
Included in earnings	-
Included in other comprehensive loss2	144
Carrying value as of July 30, 2011	$1,819

1	Redemptions of $0.1 million and $0.7 million occurred during the first and second quarters of fiscal 2011, respectively.

2
Unrealized gains of $21,000 and unrealized losses of $17,000 occurred during the first and second quarters of fiscal 2011.  In addition, the recovery in fair value of $140,000 which was previously temporarily impaired occurred during the first quarter of fiscal 2011.

NOTE 10.  Deferred Compensation Plan

In August 2006, we adopted the Hot Topic Inc. Management Deferred Compensation Plan, or the Deferred Compensation Plan, for the purpose of providing highly compensated employees and members of our Board a program to meet their financial planning needs.  The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, or, in the case of members of our Board, 100% of their earned cash fees, all of which, together with the associated investment returns, are 100% vested from the outset.  The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan.  As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held within a “rabbi trust” on our consolidated balance sheet.  We may at our discretion contribute certain amounts to eligible employees’ accounts.  In January 2009, to the extent participants were ineligible to receive such contributions from participation in our 401(k) Plan, we began to contribute 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts.  As of the end of the second quarter of fiscal 2011, assets and associated liabilities of the Deferred Compensation Plan were $4.6 million and $4.7 million, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheets.  As of the end of fiscal 2010, assets and associated liabilities of the Deferred Compensation plan were each $4.3 million.

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

For the second quarter of fiscal 2011 and 2010, store impairment charges remained the same at $0.4 million and during the second quarter of fiscal 2011, $34,000 of the charge relates to the strategic business changes.  The charges are included in selling, general and administrative expenses in our consolidated statements of operations.  For fiscal year-to-date 2011 and 2010, we recorded impairment charges of $1.6 million, of which $0.9 million relates to the strategic business changes, and $0.5 million, respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations.

NOTE 12.  Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million that will expire on September 1, 2012.  Letters of credit, which are primarily used for inventory purchases, are issued under the credit agreement.  There were no letters of credit outstanding as of the end of the second quarter of fiscal 2011 and $3,000 was outstanding as of the end of fiscal 2010.

NOTE 13.  Income Taxes

As of the end of the second quarter of fiscal 2011 and as of the end of fiscal 2010, the total liability for income tax associated with unrecognized tax benefits was $2.6 million ($2.2 million net of federal benefit), of which $0.4 million ($0.2 million net of federal benefit) related to interest and $0.2 million related to penalties.

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

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits as a tax expense.  Tax expense during the second quarter of fiscal 2011 and 2010 related to interest and penalties was not material.  As of the end of the second quarter of fiscal 2011 and as of the end of fiscal 2010, we had accrued $0.6 million of interest and penalties related to uncertain tax positions.

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

NOTE 14.  Commitments and Contingencies

On July 14, 2010, an employee filed a lawsuit against us in the Superior Court of California, County of Los Angeles, on behalf of herself and a putative class.  The lawsuit asserted claims for failure to provide adequate meal or rest breaks, failure to pay regular and overtime wages, failure to timely pay wages at end of employment, failure to indemnify employees for necessary expenditures and unfair business practices.  The lawsuit sought compensatory damages, restitution, special damages, statutory penalties, punitive damages, attorneys' fees and injunctive relief.  On July 11, 2011, the lawsuit was dismissed without prejudice.

From time to time, we are involved in other matters of litigation that arise in the ordinary course of business.  Though significant litigation or awards against us could seriously harm our business and financial results, we do not at this time expect any of our other matters of litigation to have a material adverse effect on our overall financial condition.

NOTE 15.  Subsequent Events

On August 17, 2011, we announced that our Board approved the repurchase of up to an aggregate of $25 million of our common stock.  This repurchase program is expected to remain in effect through the end of fiscal 2011, unless it is extended or shortened by the Board.  As of the date of this report, we had not repurchased any shares of our common stock under this program.

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

Strategic Business Changes  We have substantially completed the process of implementing certain strategic business changes approved by the Board in March 2011 to better position us for growth.  The business changes involved discontinuing the operations of ShockHound; writing down inventory; writing down property and equipment that are no longer critical to our strategic direction; and implementing other strategic business and operational initiatives.  As of the end of the second quarter of fiscal 2011, we had incurred all charges related to the strategic business changes.

Cost Reduction Plan  We have completed the implementation of a cost reduction plan that, beginning in fiscal 2011, is expected to result in an estimated annual income improvement of approximately $13 million, pre-tax.  The cost reduction plan, which was designed to meet the challenges of the environment at that time, involved closing approximately 50 underperforming stores, a majority of which closed at the end of the first quarter of fiscal 2011.  These closures occurred as a result of natural lease expirations, exercising lease kick out clauses and other negotiations.  The cost reduction plan also included reducing our home office and field management positions, reducing planned capital expenditures in fiscal 2011 to approximately $25 million from $31 million in fiscal 2010 and implementing other non-payroll overhead expense reduction initiatives.  As of the end of the second quarter of fiscal 2011, we had incurred all charges related to the cost reduction plan.  In addition, we have completed the announced reduction of our home office and field management positions, closed 34 Hot Topic stores and six Torrid stores and completed the implementation of certain non-payroll overhead expense reduction initiatives as part of the cost reduction plan.

The following table details charges related to the strategic business changes and the cost reduction plan recorded since their implementation in the first quarter of fiscal 2011 and the fourth quarter of fiscal 2010, respectively, (in thousands).

		Non-Store
		Related
		Severance and	Inventory and
	Store Related	Outplacement	Asset-Related	Consulting	Stock Option
	Closure Costs 1	Costs	Costs 2	Fees	Expense	Total
Balance at October 30, 2010	$-	$-	$-	$-	$-	$-
Cost Reduction Plan charges	(7,077)	(1,850)	(830)	-	-	(9,757)
Cash payments	93	985	-	-	-	1,078
Non-cash adjustments	6,497	-	830	-	-	7,327
Balance at January 29, 2011	$(487)	$(865)	$-	$-	$-	$(1,352)
Cost Reduction Plan recovery	365	-	-	-	-	365
Strategic Business Changes charges	-	(1,583)	(9,605)	(1,606)	-	(12,794)
Cash payments	699	889	-	1,645	-	3,233
Non-cash adjustments	(659)	-	4,891	-	-	4,232
Balance at April 30, 2011	$(82)	$(1,559)	$(4,714)	$39	$-	$(6,316)
Cost Reduction Plan recovery	174	-	-	-	-	174
Strategic Business Changes charges	-	(1,330)	(532)	(1,383)	(1,072)	(4,317)
Cash payments	144	812	182	753	-	1,891
Non-cash adjustments	(455)	-	4,866	-	1,072	5,483
Balance at July 30, 2011	$(219)	$(2,077)	$(198)	$(591)	$-	$(3,085)

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

We recorded charges related to store closures, write down of assets; store severance; non-store related severance and outplacement; consulting fees; and stock option expense in selling, general and administrative expenses in our consolidated statements of operations.  Charges related to the write down of store inventory; accelerated depreciation of store assets; and early lease terminations were recorded in cost of goods sold in our consolidated statements of operations.

Non-Cash Impairment Charge and Discontinued Operations  During the third quarter of fiscal 2010, we concluded that ShockHound’s assets had become impaired due to its slower than expected revenue growth.  Revenues from partnerships entered into in the earlier part of fiscal 2010, as well as other revenues, did not build as much as we had anticipated.  In the third quarter of fiscal 2010, we recorded an impairment charge of $3 million to selling, general and administrative expenses in our consolidated statements of operations.  The assessment of our long-lived assets for impairment is discussed in more detail in “NOTE 11 – Valuation of Long-Lived Assets” contained in the accompanying financial statements.  In addition, during the second quarter of fiscal 2011, ShockHound’s operations were discontinued.  See “Strategic Business Changes” above for more information concerning the discontinuation of ShockHound’s operations.

Comparable Store Sales and Store Count  We consider a store comparable after it has been open for 15 full months.  If a store is closed during a period, it is included in the computation of comparable store sales for that fiscal month, quarter and year-to-date period, only for the days in which the store was operating as compared to the full month in the comparable period.  The following table shows our comparable store sales results by division for the second quarter of fiscal 2011 and 2010 and fiscal year-to-date 2011 and 2010.

	Sales % Change			Sales % Change
Second Quarter	2011	2010	Year-to-date	2011	2010
Hot Topic	1.2%	(6.5)%	Hot Topic	(0.1)%	(9.6)%
Torrid	7.4%	(6.0)%	Torrid	5.9%	(0.4)%
Total Company	2.6%	(6.4)%	Total Company	1.3%	(7.6)%

During the second quarter of fiscal 2011, the comparable store sales increase in the Hot Topic division resulted primarily from an increase in license and fashion accessories categories, partially offset by a decrease in the fashion apparel category.  During the same period, the comparable store sales increase at our Torrid division was due to an increase in apparel, primarily tops and dresses, partially offset by a decrease in accessories.

We continue to evaluate the need to close, remodel, relocate or open new stores.  The following table shows our store expansion and closure activity, as well as the number of stores included in the comparable store base, during fiscal year-to-date 2011 and 2010.   Our planned store expansion and closure activity in fiscal 2011 is also reflected in the table.

	Number of Stores
	Actual		Estimate
	Six Months Ended	Six Months Ended
	July 30, 2011	July 31, 2010	Fiscal 2011
Hot Topic
Beginning of Period	657	680	657
Open	1	2	1
Close	(22)	(3)	(29)
End of Period	636	679	629
Remodel/relocate	19	11	30
Comparable store base	604	651

Torrid
Beginning of Period	153	156	153
Open	1	2	5
Close	(9)	(3)	(10)
End of Period	145	155	148
Remodel/relocate	-	-	4
Comparable store base	140	152

Share Repurchase  On August 17, 2011, we announced that our Board approved the repurchase of up to an aggregate of $25 million of our common stock.  This repurchase program is expected to remain in effect through the end of fiscal 2011, unless it is extended or shortened by the Board.  As of the date of this report, we had not repurchased any shares of our common stock under this program.

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

Three Months Ended July 30, 2011 Compared to the Three Months Ended July 31, 2010

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales.  The discussion that follows should be read in conjunction with this table:

For the three months ended:	July 30, 2011		July 31, 2010

Net sales	100.0%		100.0%
Cost of goods sold, including buying, distribution and occupancy costs	67.8		69.3

Gross margin	32.2		30.7
Selling, general and administrative expenses	38.9		37.6

Loss before benefit for income taxes	(6.7)		(6.9)
Benefit for income taxes	(2.6)		(2.7)

Net loss	(4.1	) %	(4.2	) %

Net sales increased $0.9 million, or 0.7%, to $150.9 million during the second quarter of fiscal 2011 from $150.0 million during the second quarter of fiscal 2010.  The components of this $0.9 million increase in net sales are as follows:

Amount
(in millions)	Description
$2.0	Increase in comparable net sales from Torrid stores in the second quarter of fiscal 2011 compared to the corresponding period from the prior fiscal year.
1.3	Increase in internet sales.
1.2	Increase in net sales from Hot Topic stores not yet qualifying as comparables stores (includes five new stores opened since the second quarter of the prior year).
1.2	Increase in comparable net sales from Hot Topic stores in the second quarter of fiscal 2011 compared to the corresponding period from the prior fiscal year.
0.6	Increase in net sales from Torrid stores not yet qualifying as comparable stores (includes two new stores opened since the second quarter of the prior year).
(5.4)	Decrease in net sales due to the closure of 48 Hot Topic stores and 12 Torrid stores since the second quarter of the prior year.
$0.9	Total

Gross margin increased $2.7 million, or 5.9%, to $48.7 million during the second quarter of fiscal 2011 from $46.0 million during the second quarter of fiscal 2010.  As a percentage of net sales, gross margin increased to 32.2% during the second quarter of fiscal 2011 from 30.7% in the second quarter of fiscal 2010.  The significant components of this 1.5 percentage point increase in gross margin as a percentage of net sales are as follows:

%	Description
0.6	Decrease in store depreciation related to store closures and ShockHound closure.
0.5
Decrease in store occupancy expenses primarily due to deferred rent credits recognized as part of our cost reduction plan, lower costs for common area maintenance fees and real estate taxes and leveraging on comparable store sales increase.

0.2	Increase in merchandise margin due to higher realized markup (higher markdowns were offset by previously recorded inventory charge).
0.2	Decrease in distribution expenses primarily due to lower freight and payroll expenses, partially offset by higher depreciation.
1.5%	Total

Selling, general and administrative expenses increased $2.4 million, or 4.3%, to $58.8 million during the second quarter of fiscal 2011 from $56.4 million during the second quarter of fiscal 2010.  As a percentage of net sales, selling, general and administrative expenses increased to 38.9% in the second quarter of fiscal 2011 from 37.6% in the second quarter of fiscal 2010.  The significant components of the 1.3 percentage point increase in selling, general and administrative expenses as a percentage of net sales are as follows:
%	Description
2.8	Costs associated with the write-down of non-critical property and equipment, severance payments, consulting fees and other costs related to the strategic business changes.
0.1	Increase in depreciation on computer hardware and software.
(0.1)	Decrease in marketing expenses primarily due to decreased spending on direct marketing and marketing events, partially offset by increased marketing payroll and in-store signage.
(0.2)	Decrease in general and administrative payroll and related costs, partially offset by an increase in performance based bonus, higher relocation costs and consulting fees.
(0.3)	Decrease in other store expenses primarily due to lower inventory services costs and a decrease in costs associated with the Hot Topic loyalty program.
(1.0)	Decrease in store payroll expenses and related benefits as a result of improved store productivity and store closures, partially offset by higher store sales bonuses.
1.3%	Total

Loss from operations decreased $0.3 million to $10.1 million during the second quarter of fiscal 2011 from $10.4 million loss during the second quarter of fiscal 2010.  As a percentage of net sales, loss from operations was 6.7% in the second quarter of fiscal 2011 compared to 6.9% in the second quarter of fiscal 2010.

Benefit for income taxes was $3.8 million in the second quarter of fiscal 2011 compared to $4.0 million for the second quarter of fiscal 2010.  The effective tax rate was 37.9% for the second quarter of fiscal 2011 compared to 39.1% for the second quarter of 2010.  The decrease was primarily due to lower effective state income tax rates, partially offset by increases in various items that are not deductible for tax purposes.

Six Months Ended July 30, 2011 Compared to the Six Months Ended July 31, 2010

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales.  The discussion that follows should be read in conjunction with this table:

For the six months ended:	July 30, 2011		July 31, 2010

Net sales	100.0%		100.0%
Cost of goods sold, including buying, distribution and occupancy costs	68.3		67.9

Gross margin	31.7		32.1
Selling, general and administrative expenses	38.9		36.4

Loss before benefit for income taxes	(7.2)		(4.3)
Benefit for income taxes	(2.8)		(1.7)

Net loss	(4.4	) %	(2.6	) %

Net sales decreased $0.5 million, or 0.2%, to $312.2 million during fiscal year-to-date 2011 from $312.7 million during fiscal year-to-date 2010.  The components of this $0.5 million decrease in net sales are as follows:

Amount
(in millions)	Description
$(10.0)	Decrease in net sales due to the closure of 48 Hot Topic stores and 12 Torrid stores since the second quarter of the prior year.
(0.2)	Decrease in comparable net sales from Hot Topic stores in fiscal year-to-date 2011 compared to the corresponding period from the prior fiscal year.
(0.1)	Decrease in net sales from 15 expanded or relocated Hot Topic stores not yet qualifying as comparable stores.
1.3	Increase in net sales from Torrid stores not yet qualifying as comparable stores (includes two new stores opened since the second quarter of the prior year).
2.0	Increase in net sales from Hot Topic stores not yet qualifying as comparables stores (includes five new stores opened since the second quarter of the prior year).
2.9	Increase in internet sales.
3.6	Increase in comparable net sales from Torrid stores in fiscal year-to-date 2011 compared to the corresonding period from the prior fiscal year.

$(0.5)	Total

Gross margin decreased $1.4 million, or 1.4%, to $99.1 million during fiscal year-to-date 2011 from $100.5 million during fiscal year-to-date 2010.  As a percentage of net sales, gross margin decreased to 31.7% during fiscal year-to-date 2011 from 32.1% during fiscal year-to-date 2010.  The significant components of this 0.4 percentage point decrease in gross margin as a percentage of net sales are as follows:

%	Description
(1.8)	Decrease in merchandise margin primarily due to additional markdowns as a result of strategic business changes charge.
0.1	Decrease in distribution expenses primarily due to lower freight and payroll expenses, partially offset by higher depreciation.
0.6	Decrease in store occupancy expenses primarily due to deferred rent credits recognized as part of our cost reduction plan and lower costs for common area maintenance fees and real estate taxes.
0.7	Decrease in store depreciation related to store closures and ShockHound closure.
(0.4)%	Total

Selling, general and administrative expenses increased $7.8 million, or 6.9%, to $121.6 million during fiscal year-to-date 2011 from $113.8 million during fiscal year-to-date 2010.  As a percentage of net sales, selling, general and administrative expenses increased to 38.9% during fiscal year-to-date 2011 from 36.4% during fiscal year-to-date 2010.  The significant components of the 2.5 percentage point increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
3.7	Costs associated with the write-down of non-critical property and equipment, severance payments, consulting fees and other costs related to the strategic business changes.
0.1	Increase in depreciation on computer hardware and software.
(0.2)	Decrease in marketing expenses primarily due to decreased spending on direct marketing and marketing events.
(0.2)
Decrease in other store expenses primarily due to lower inventory service fees, utility expenses and a decrease in costs associated with the Hot Topic loyalty program, partially offset by higher computer maintenance costs.

(0.3)	Decrease in other general and administrative payroll and related costs, partially offset by an increase in performance based bonus, higher relocation costs and higher asset impairment charge.
(0.6)	Decrease in store payroll expenses and related benefits as a result of improved store productivity and store closures, partially offset by higher store sales bonuses.
2.5%	Total

Loss from operations increased $9.1 million to $22.5 million during fiscal year-to-date 2011 from $13.4 million during fiscal year-to-date 2010.  As a percentage of net sales, loss from operations was 7.2% during fiscal year-to-date 2011 compared to 4.3% during fiscal year-to-date 2010.

Benefit for income taxes was $8.5 million during fiscal year-to-date 2011 compared to $5.2 million during fiscal year-to-date 2010.  The effective tax rate was 37.9% during fiscal year-to-date 2011 compared to 39.1% during fiscal year-to-date 2010.  The decrease was primarily due to lower effective state income tax rates, partially offset by increases in various items that are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Historically and during the second quarter of fiscal 2011, uses of cash have been to purchase merchandise inventories, improve our information technology infrastructure and fund store remodels, relocations and to a lesser extent, new store openings.  We also funded cash dividend payments totaling $6.3 million during fiscal year-to-date 2011, $3.1 million of which was paid during the second quarter of fiscal 2011, and $57 million was paid in fiscal 2010.  Our cash dividends are discussed in more detail in “NOTE 4 – Cash Dividends” contained in the accompanying financial statements.  During fiscal year-to-date 2011, we made a total cash outlay of $5.1 million, $1.9 million of which was paid during the second quarter of fiscal 2011, related to the strategic business changes and cost reduction plan, which are discussed in more detail in “NOTE 2 – Recent Business Events” contained in the accompanying financial statements.  In the past, we have also made periodic repurchases of our common stock and on August 17, 2011, we announced that our Board approved a $25 million repurchase program (discussed in more detail in “NOTE 15 – Subsequent Events” contained in the accompanying financial statements).  We have typically satisfied our cash requirements principally from cash flows from operations and we also maintain a $5 million unsecured credit agreement (discussed in more detail in “NOTE 12 – Bank Credit Agreement” contained in the accompanying financial statements).

Cash, cash equivalents and short- and long-term investments, including auction rate securities, held by us were $74.4 million and $79.5 million as of the end of the second quarter of fiscal 2011 and as of the end of fiscal 2010, respectively, and are discussed in more detail in “NOTE 6 – Short- and Long-Term Investments” contained in the accompanying financial statements.  We believe our current cash balances and cash generated from operations will be sufficient to fund our operations through at least the next 12 months.  Auctions representing the auction rate securities we hold have continued to fail and will limit our ability to liquidate these investments for some period of time.  However, we do not believe the auction failures will impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Net cash flows provided by operating activities were $12.0 million and $1.4 million during fiscal year-to-date 2011 and 2010, respectively.  The $10.6 million increase in net cash provided by operating activities during fiscal year-to-date 2011 as compared to  fiscal year-to-date 2010 was primarily attributable to a lesser increase in inventory and an increase in accrued liabilities, partially offset by an operating loss increase.

Net cash flows used in investing activities were $1.1 million and $19.0 million during fiscal year-to-date 2011 and 2010, respectively.  The $17.9 million decrease in net cash used in investing activities during fiscal year-to-date 2011 as compared to  fiscal year-to-date 2010 was primarily attributable to a $15.0 million increase in proceeds of short- and long-term investments, net of purchases, as well as a $2.9 million decrease in purchases of property and equipment.

Net cash flows used in financing activities were $5.2 million and $49.4 million during fiscal year-to-date 2011 and 2010, respectively.  The decrease in cash flows used in financing activities was primarily attributable to the $44.5 million in $1.00 per share special one-time cash dividends paid in the first quarter of fiscal 2010.

The following table summarizes our contractual obligations as of the end of the second quarter of fiscal 2011 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period (in thousands)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$237,989	$55,305	$89,000	$54,770	$38,914
Purchase obligations	109,945	109,899	46	-	-
Letters of credit and other obligations	8,115	4,911	2,829	375	-
Income tax audit settlements¹	430	430	-	-	-
Total contractual obligations	$356,479	$170,545	$91,875	$55,145	$38,914

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are not a party to any derivative financial instruments.  Our exposure to market risk primarily relates to changes in interest rates on our investments with maturities of less than three months (which are considered to be cash and cash equivalents) and short- and long-term investments with maturities in excess of three months.  A 100 basis point change in interest rates over a three-month period would not have a material impact on the fair value of our investment portfolio as of the end of the second quarter of fiscal 2011.  Cash, cash equivalents and short- and long-term investments, including auction rate securities, are discussed in more detail in “NOTE 6 – Short- and Long-Term Investments” contained in the accompanying financial statements.

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

Our cost reduction plan and strategic business changes may not achieve their anticipated benefits and could adversely affect our operations and revenues and our ability to respond to future growth opportunities

We have substantially completed the implementation of certain strategic business changes to improve our overall operations and a plan to reduce costs, which involved closing underperforming stores, discontinuing our ShockHound operations, writing down inventory and writing down property and equipment that are no longer critical to the strategic direction of the company.  A number of factors could result in our not realizing the anticipated benefits from the initiatives.  Even if we are successful in implementing these initiatives, the loss of personnel and reduction in the number of stores we operate, among other things, may result in decreased operational efficiencies, unanticipated operational challenges and decreased revenues, or leave us unprepared to take advantage of growth opportunities in the future.

Our access to merchandise could be hurt by changes in vendors’ business condition

Our financial performance depends on our ability to obtain our merchandise in sufficient quantities at competitive prices.  We depend on independent contractors and vendors to manufacture much of our merchandise.  Substantially all of our music/pop culture-licensed products are available from vendors that have exclusive license rights.  In addition, we rely on small, specialized vendors who generally have limited resources, production capacities and operating histories.  Lack of access to capital, as a result of the current economic conditions or otherwise, and changes in vendors’ compliance and certification procedures may cause our vendors to delay, reduce or eliminate shipment of products we otherwise would sell in our stores.  We generally do not have long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products.  There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms in the future.

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

Risks associated with contracting directly with manufacturers for merchandise could hinder our financial performance

Over time, we expect to source an increasingly greater percentage of our merchandise directly from manufacturers.  We have limited experience in sourcing and importing merchandise directly from manufacturers.  We may encounter administrative challenges and operational difficulties with the manufacturers from which we may source our merchandise.  Operational difficulties could include reductions in the availability of production capacity, error in complying with merchandise specifications, insufficient quality control and failures to meet production deadlines.  A manufacturer’s failure to ship merchandise to us on a timely basis or to meet the required quality standards could cause supply shortages that could result in lost sales.  If a manufacturer conducts their operations in a manner that is illegal or regarded as unethical, it could affect our business and our reputation could be damaged.

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

We materially rely on ecommerce, information and other technology systems, including such technology provided by third parties

We believe our dependence on ecommerce, information and other technology systems, including technology provided by third parties, will increase in the future, and it is possible we may not be able to obtain, maintain or use such systems as quickly or as effectively as needed.  Implementing new systems, modifying existing systems, and restoring such systems and technology following a shut-down could present technological and operational challenges which we are unprepared for.  We continue to evaluate the adequacy of the commerce, information and other technology systems we use to operate our business.  Our failure to adapt to changing technological needs could have a material adverse effect on our results of operations and financial condition.  We have agreements with third-party providers to maintain ecommerce and information technology systems, including content.  We would be negatively impacted if such third parties fail to provide such services, including by way of malfunction of third-party sites, hardware, software and other equipment; service outages of third-party sites; third-party claims of data privacy violations, security breaches and intellectual property infringement; and poor integration of our technology into their software and services.

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

Timing, seasonal issues and other fluctuations outside of our control could negatively impact our financial performance for given periods

Our business, particularly our Hot Topic division, is subject to seasonal influences that affect our comparable store sales.  There are heavier concentrations of sales during the back-to-school, Halloween and holiday (defined as the week of Thanksgiving through the first few days of January) seasons and other periods when schools are not in session.  Our results of operations may fluctuate materially depending on, among other things, the timing of store openings and related pre-opening and other startup expenses; net sales contributed by new stores; increases or decreases in comparable store sales; timing, popularity of and our ability to obtain, certain pop culture-related licenses, including on an exclusive basis; releases of new music, film and television; releases of new music/pop culture-related products; our ability to efficiently source and distribute products; changes in our merchandise mix and the challenges involved in getting the right mix into stores at the right time; shifts in timing of certain holidays; weather conditions; and overall economic conditions.

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

3.3	Amended and Restated Bylaws, as amended. (Filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (333-5054-LA) and incorporated herein by reference.)

31.1	Certification, dated August 23, 2011 of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated August 23, 2011, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated August 23, 2011, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc.
(Registrant)

Date:	August 23, 2011	/s/ Lisa Harper
Lisa Harper
Chief Executive Officer
(Principal Executive Officer)

Date:	August 23, 2011	/s/ James McGinty
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

3.3	Amended and Restated Bylaws, as amended. (Filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (333-5054-LA) and incorporated herein by reference.)

31.1	Certification, dated August 23, 2011 of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated August 23, 2011, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated August 23, 2011, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document