Form 10-Q
period 2011-10-29
HOT TOPIC INC /CA/
filed 2011-11-22
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

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
Yes ☒ No ☐

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
 Yes ☐       No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  November 16, 2011 – 42,247,381 shares of common stock, no par value.

HOT TOPIC, INC.

Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

Net sales	$175,822	$183,219	$488,045	$495,873
Cost of goods sold, including buying,
distribution and occupancy costs	116,238	118,669	329,389	330,838
Gross margin	59,584	64,550	158,656	165,035

Selling, general and administrative expenses	55,361	64,229	176,919	178,066
Income (loss) from operations	4,223	321	(18,263)	(13,031)

Interest and other income, net	88	114	222	246
Income (loss) before provision (benefit) for
income taxes	4,311	435	(18,041)	(12,785)

Provision (benefit) for income taxes	1,198	45	(7,274)	(5,128)
Net income (loss)	$3,113	$390	$(10,767)	$(7,657)

Earnings (loss) per share:
Basic and diluted	$0.07	$0.01	$(0.24)	$(0.17)

Cash dividends declared and paid per share	$0.07	$0.07	$0.21	$1.21

Shares used in computing earnings (loss) per share:
Basic	43,942	44,616	44,492	44,526
Diluted	44,481	44,662	44,492	44,526

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	October 29, 2011	January 29, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,066	$51,316
Short-term investments	14,710	25,240
Inventory	84,911	70,267
Prepaid expenses and other	25,859	21,714
Deferred tax assets	2,832	6,050
Total current assets	155,378	174,587

Property and equipment, net	108,413	123,219
Deposits and other	4,743	4,550
Long-term investments	1,737	2,983
Deferred tax assets	6,395	5,268
Total assets	$276,666	$310,607

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$33,896	$22,024
Accrued liabilities	36,637	37,963
Income taxes payable	665	668
Total current liabilities	71,198	60,655

Deferred rent and other	21,559	26,255
Income taxes payable	1,224	1,911
Deferred compensation	4,587	4,289

Commitments and contingencies

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common shares, no par value; 150,000,000 shares authorized;
42,247,381 and 44,629,656 shares issued and
outstanding at October 29, 2011 and January 29, 2011, respectively	128,712	128,062
Retained earnings	49,510	89,653
Accumulated other comprehensive loss	(124)	(218)
Total shareholders’ equity	178,098	217,497
Total liabilities and shareholders’ equity	$276,666	$310,607

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	October 29, 2011	October 30, 2010
OPERATING ACTIVITIES
Net loss	$(10,767)	$(7,657)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	27,070	29,397
Stock-based compensation	3,395	3,241
Loss on disposal of property and equipment	2,615	185
Impairment of long-lived assets	2,198	3,888
Deferred taxes	(1,162)	(1,640)
Gift card breakage	(356)	(505)
Changes in operating assets and liabilities:
Inventory	(14,594)	(14,260)
Prepaid expenses and other current assets	(4,145)	(8,026)
Deposits and other assets	(193)	(954)
Accounts payable	11,871	9,549
Accrued liabilities	(358)	(3,961)
Deferred rent and other	(4,696)	(3,593)
Income taxes payable	(690)	(7)
Net cash provided by operating activities	10,188	5,657

INVESTING ACTIVITIES
Purchases of property and equipment	(17,112)	(23,739)
Proceeds (purchases) from sale of short- and long-term investments, net	11,852	(5,480)
Net cash used in investing activities	(5,260)	(29,219)

FINANCING ACTIVITIES
Excess tax benefit from stock-based compensation	589	246
Proceeds from employee stock purchases and exercise
of stock options	2,844	1,160
Payment of capital lease obligation	(191)	(382)
Repurchase of common stock	(23,170)	-
Payment of cash dividends	(9,253)	(53,890)
Net cash used in financing activities	(29,181)	(52,866)
Decrease in cash and cash equivalents	(24,253)	(76,428)
Effect of foreign currency exchange rate changes on cash	3	26
Cash and cash equivalents at beginning of period	51,316	117,764
Cash and cash equivalents at end of period	$27,066	$41,362

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$9	$29
Cash (received) paid during the period for income taxes	$(891)	$2,616

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

Fiscal Year  Our fiscal year ends on the Saturday nearest to January 31.  References to the third quarter of fiscal 2011 and 2010 refer to the thirteen week periods ended October 29, 2011 and October 30, 2010, respectively.  References to fiscal year-to-date 2011 and 2010 refer to the thirty-nine week periods ended October 29, 2011 and October 30, 2010, respectively.  References to fiscal 2011, 2010, 2009 and 2008 refer to the 52-week periods ending January 28, 2012, January 29, 2011, January 30, 2010 and January 31, 2009, respectively.  Fiscal 2012 refers to the 53-week period ending February 2, 2013.

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

Cost Reduction Plan  In November 2010, our Board approved a cost reduction plan, designed to meet the challenges of the environment at that time, which involved closing approximately 50 underperforming stores, a majority of which closed by the end of the first quarter of fiscal 2011.  These closures occurred as a result of natural lease expirations, exercising lease kick out clauses and other negotiations.  The cost reduction plan also included reducing our home office and field management positions, reducing planned capital expenditures in fiscal 2011 relative to fiscal 2010 and implementing other non-payroll overhead expense reduction initiatives.  As of the end of the second quarter of fiscal 2011, we had recorded all charges related to the cost reduction plan, completed the announced reduction of our home office and field management positions, and completed the implementation of non-payroll overhead expense reduction initiatives as part of the cost reduction plan.  As of the end of the third quarter of fiscal 2011, we closed 35 Hot Topic stores and six Torrid stores.

The following table details charges related to the strategic business changes and cost reduction plan recorded since their implementation in the first quarter of fiscal 2011 and the fourth quarter of fiscal 2010, respectively, (in thousands).

		Non-Store Related
		Severance and	Inventory and
	Store Related	Outplacement	Asset-Related	Consulting	Stock Option
	Closure Costs 1	Costs	Costs 2	Fees	Expense	Total
Balance at October 30, 2010	$-	$-	$-	$-	$-	$-
Cost Reduction Plan charges	(7,077)	(1,850)	(830)	-	-	(9,757)
Cash payments	93	985	-	-	-	1,078
Non-cash adjustments	6,497	-	830	-	-	7,327
Balance at January 29, 2011	$(487)	$(865)	$-	$-	$-	$(1,352)
Cost Reduction Plan recovery	365	-	-	-	-	365
Strategic Business Changes charges	-	(1,583)	(9,605)	(1,606)	-	(12,794)
Cash payments	699	889	-	1,645	-	3,233
Non-cash adjustments	(659)	-	4,891	-	-	4,232
Balance at April 30, 2011	$(82)	$(1,559)	$(4,714)	$39	$-	$(6,316)
Cost Reduction Plan recovery	174	-	-	-	-	174
Strategic Business Changes charges	-	(1,330)	(532)	(1,383)	(1,072)	(4,317)
Cash payments	144	812	182	753	-	1,891
Non-cash adjustments	(455)	-	4,866	-	1,072	5,483
Balance at July 30, 2011	$(219)	$(2,077)	$(198)	$(591)	$-	$(3,085)
Cash payments	197	464	-	473	-	1,134
Non-cash adjustments	22	(43)	18	20	-	17
Balance at October 29, 2011	$-	$(1,656)	$(180)	$(98)	$-	$(1,934)

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

The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board.  Both incentive and non-statutory stock options granted by us under the 2006 Plan must carry an exercise price of at least 100% of the fair market value of our common stock on the date of grant.  Incentive stock options must carry an exercise price of at least 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock.  Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 10 years.  In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) the 732,456 shares of common stock remaining available for issuance under the 1996 Plan as of June 13, 2006, (b) an additional 2,350,000 shares and (c) the number of shares subject to stock awards as of June 13, 2006 under the 1996 Plan pursuant to the terms of the 1996 Plan.  As of the end of the third quarter of fiscal 2011, 1,892,758 shares were available for future grants under the 2006 Plan.  Except for a grant to Lisa Harper in her capacity as an independent consultant, as further discussed below in this Note, all awards to date under the 2006 Plan have been granted to our employees and none have been granted to consultants.

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

In March 2009, we granted performance stock awards under the 2006 Plan to certain members of our management.  These grants were substantially similar to the performance stock awards granted in March 2008.  None of these awards have vested and no shares have been issued pursuant to the grants.  The 2009 awards provide for the issuance of up to 100,000 shares of our common stock, net of forfeitures, with vesting and issuance contingent upon achieving performance goals for fiscal 2011, based upon our operating income for that fiscal year; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent this performance goal is ultimately met.  The market value of our common stock as of the 2009 grant date of these performance stock awards was $9.56.  Compensation expense for these awards is required to be recorded over the three-year term of the awards, based on the market values as of the grant dates, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2011.  As of the end of the third quarter of fiscal 2011, it is our best estimate that none of the 2009 performance stock awards will be earned at the end of the three-year term.  In aggregate, we have not recognized any compensation expense for these 2009 awards.

Under our 1996 Non-Employee Directors’ Stock Option Plan, or the 1996 NEDSOP, we may grant and have granted stock options to non-employee directors.  The exercise price of options granted under the 1996 NEDSOP shall be determined by the Board at the date of grant and shall be 100% of the fair market value of our common stock on the date of grant.  Unless the Board determines otherwise, options vest over four years and generally expire ten years from the date of grant.  The total share reserve under the 1996 NEDSOP is 720,000 shares, of which 12,476 shares were available for future grants as of the end of the third quarter of fiscal 2011.  However, in June 2011, the Board suspended the plan given the near-depletion of the share reserve, subject to reinstatement in the event additional shares become available for future grants due to termination of unexercised awards, or amendment.  No options under the 1996 NEDSOP have been granted to anyone for their role as a consultant to the company.

In June 2011, October 2010 and June 2010, we granted non-employee directors an aggregate of 25,387, 5,638 and 31,763 shares of restricted common stock, respectively, under the 2006 Plan.  Restricted shares generally vest in one installment in the year subsequent to the grant year.  All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board.  The value of these grants is expensed over the vesting period.  During the third quarter of fiscal 2011 and 2010, $45,000 and $43,000, respectively, was expensed.  During fiscal year-to-date 2011 and 2010, $144,000 and $121,000, respectively, was expensed.

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

In March 2011, we granted certain employees the option to purchase an aggregate of 475,000 shares of our common stock, net of forfeitures, under the 2006 Plan.  These share options are subject to four-year vesting, but vesting will occur in full upon the occurrence of the vesting determination described above.

The following table summarizes stock options outstanding under all of our plans as of the end of the third quarter of fiscal 2011, as well as activity during fiscal year-to-date 2011:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 29, 2011	7,050,417	$11.75

Granted	2,751,262	$6.34
Exercised	(512,325)	$5.22
Forfeited or expired	(3,349,855)	$12.44

Outstanding at October 29, 2011	5,939,499	$9.42	6.98	$6,498

Exercisable at October 29, 2011	2,870,229	$12.64	4.63	$1,713

The total fair value of shares vested during the third quarter of fiscal 2011 and 2010 is $0.7 million and $0.8 million, respectively.  The total fair value of shares vested during fiscal-year-to date 2011 and 2010 was $3.0 and $3.5 million, respectively.

Cash proceeds, tax benefits and intrinsic values related to total stock options exercised during the third quarter of fiscal 2011 and 2010 and during fiscal year-to-date 2011 and 2010 are provided in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Proceeds from stock options exercised	$1,733	$32	$2,675	$934
Tax benefit related to stock options exercised	$394	$3	$482	$206
Intrinsic value of stock options exercised	$986	$7	$1,206	$513

In June 1996, the Board adopted the Employee Stock Purchase Plan, or the Stock Purchase Plan.   The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees.  All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan.  Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason.  In general, an employee may reduce their contribution or withdraw from participation in an offering at any time during the purchase period for such offering.  Employees receive a 15% discount on shares purchased under the Stock Purchase Plan.  Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted.  The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996.  Subsequent offerings have occurred every six months commencing January 1, 1997.  As of the end of the third quarter of fiscal 2011, 769,878 shares could still be sold to employees under the Stock Purchase Plan.  Compensation expense for the third quarter of fiscal 2011 and 2010 was $45,000 and $41,000, respectively, related to the fair value of the rights granted to participants under the plan.  Compensation expense for fiscal year-to-date 2011 and 2010 was $123,000 and $134,000, respectively.

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

We estimate the fair values of the share options granted in March 2011, that are subject to the vesting determination, using a Monte Carlo simulation valuation model.  The fair values of the options to purchase the aggregate of 475,000 shares are amortized over the vesting period determined by this model.  The entire fair value of the 500,000 share option was recognized as compensation expense during fiscal 2011.

The effect of recording stock-based compensation for the third quarter of fiscal 2011 and 2010 and for fiscal year-to-date 2011 and 2010 was as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Stock-based compensation by type of award:
Employee and director stock options and awards	$626	$993	$3,370	$3,108
Employee stock purchase plan	45	41	123	133

Total stock-based compensation expense	$671	$1,034	$3,493	$3,241
Tax effect on stock-based compensation expense	(278)	(380)	(1,296)	(1,195)

Net effect on net income (loss)	$393	$654	$2,197	$2,046

Effect on loss per share:
Basic and diluted	$0.01	$0.01	$0.05	$0.05

For the third quarter of fiscal 2011 and 2010, $118,000 and $156,000, respectively, of stock-based compensation expense was recorded as a component of cost of goods sold and the remainder, $0.6 million and $0.9 million, respectively, was charged to selling, general and administrative expense.

For fiscal year-to-date 2011 and 2010, $336,000 and $522,000, respectively, of stock-based compensation expense was recorded as a component of cost of goods sold and the remainder, $3.2 million and $2.7 million, respectively, was charged to selling, general and administrative expense.

As of the end of the third quarter of fiscal 2011 and 2010, we had $5.7 million and $6.1 million, respectively, of unrecognized expense related to non-vested stock option grants (with the exception of certain stock options granted in March 2011 that are subject to the vesting determination), which are expected to be recognized over weighted average periods of 2.79 years and 2.62 years, respectively.

As of the end of the third quarter of fiscal 2011, we had $0.7 million of unrecognized expense related to  the options to purchase an aggregate of 475,000 shares of our common stock granted in March 2011 that are subject to the vesting determination, which is expected to be recognized over a weighted average period of 3.42 years.

As of the end of the third quarter of fiscal 2011 and 2010, we had $105,000 and $120,000, respectively of unrecognized expense related to restricted stock grants, which are expected to be recognized over weighted average periods of 0.48 and 0.61 years, respectively.

Calculation of Fair Value of Options

The Black-Scholes option valuation model used to determine the fair value of stock-based compensation for all options, except for those granted in March 2011 that are subject to the vesting determination, incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield.  The expected term of an award is generally no less than the option vesting period and is based on our historical experience.  Expected volatility is based upon the historical volatility of our stock price.  The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s expected life.  The dividend yield is based on the expected dividend yield as of the date of option grant.  We began to pay dividends during the first quarter of fiscal 2010.

The following weighted average assumptions were used in the Black-Scholes option valuation model for stock options granted:

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Risk free interest rate	2%	2%	2%	2%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	58%	58%	58%	57%
Expected dividend yield	4%	5%	4%	3%
Weighted average fair value at grant date	$3.01	$2.07	$2.42	$2.84

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

The following weighted average assumptions were used in the Monte Carlo simulation valuation model for the stock options granted in March 2011 that are subject to the vesting determination:

Risk free interest rate	4%
Contractual life	10 years
Expected volatility	58%
Expected dividend yield	5%

Weighted average fair value at grant date	$2.06

NOTE 4. Cash Dividends

In April 2010, the Board authorized a $1.00 per share special one-time cash dividend that was paid to shareholders of record at the close of business on April 19, 2010 and a $0.07 per share regular quarterly cash dividend that was also paid to shareholders of record at the close of business on April 19, 2010.  Subsequent payments of the $0.07 per share regular quarterly cash dividend have occurred every quarter since then, the most recent being in October 2011 to shareholders of record at the close of business on October 17, 2011.  We released the funds used to pay for this regular quarterly cash dividend during the third quarter of fiscal 2011.  Our Board will determine future regular quarterly cash dividends after giving consideration to our then existing levels of profit, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  As of the end of the third quarter of fiscal 2011, total dividends paid in fiscal 2011 amounted to $9.3 million (of which $3.0 million was paid in the third quarter of fiscal 2011) consisting of the $0.07 per share regular quarterly cash dividend.  As of the end of the third quarter of fiscal 2010, total dividends paid in fiscal 2010 amounted to $53.9 million, consisting of $44.5 million for the $1.00 per share special one-time cash dividend and $9.4 million (of which $3.1 million was paid in the third quarter of fiscal 2010) for the $0.07 per share regular quarterly cash dividend.

NOTE 5. Earnings (Loss) Per Share

Basic earnings or loss per share is computed by dividing net income or net loss, respectively, by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period.  Periods of net loss require the diluted computation to be the same as the basic computation.  As of the end of the third quarter of fiscal 2011 and 2010, options to purchase 3,188,782 and 6,596,289 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding.  For fiscal year-to-date 2011 and 2010, options to purchase 4,821,760 and 6,407,514 shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding.  The calculation of dilutive shares also excludes the portion of the performance stock awards granted to certain members of our management in March 2009 that are not expected to be earned or vest as the issuance of the underlying shares is contingent upon achieving certain performance goals in fiscal 2011.

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Basic and diluted earnings (loss) per share computation:
Numerator	$3,113	$390	$(10,767)	$(7,657)
Denominator:
Weighted average common shares outstanding	43,942	44,616	44,492	44,526
Incremental shares from assumed exercise/issuance of options and awards	539	46	-	-
Total shares	44,481	44,662	44,492	44,526

Basic and diluted earnings (loss) per share	$0.07	$0.01	$(0.24)	$(0.17)

NOTE 6.  Short- and Long-Term Investments

Our short-term investments consist of highly-rated interest-bearing municipal bonds that have maturities that are less than one year and are accounted for as available for sale and certificates of deposit that are guaranteed by the Federal Deposit Insurance Corporation, classified as held to maturity and have maturities that are less than one year.  As of the end of the third quarter of fiscal 2011, short-term investments consisted of municipal bonds of $14.7 million.  As of the end of fiscal 2010, short-term investments consisted of certificates of deposit of $5.0 million and municipal bonds of $20.2 million.  (Refer to “NOTE 9 – Fair Value Measurements” for further discussion on how we determined the fair value of our short-term investments).  The associated unrealized losses and gains in the third quarter of fiscal 2011 and in the full year of fiscal 2010, respectively, were immaterial and have been recorded in accumulated other comprehensive loss, or OCL, reflected in the shareholders’ equity section of the consolidated balance sheet.

As of the end of the third quarter of fiscal 2011, we held long-term investments in auction rate securities.  As of the end of fiscal 2010, our long-term investments comprised of auction rate securities and highly-rated interest-bearing municipal bonds that have maturities that are more than one year and are accounted for as available for sale.  As of the end of fiscal 2010, the fair value of our long-term municipal bonds was $0.5 million and the associated unrealized losses were immaterial and recorded in OCL reflected in the shareholders’ equity section of the consolidated balance sheet.

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

As of the end of the third quarter of fiscal 2011 and as of the end of fiscal 2010, the fair value of our auction rate securities was $1.7 million and $2.5 million, respectively.  The $0.8 million decline in fair value from the beginning of the fiscal year represents redemptions totaling $0.9 million of certain auction rate securities at par, of which $50,000 was redeemed during the third quarter of fiscal 2011.  The redemptions were offset by a $0.1 million recovery in fair value of auction rate securities that were previously temporarily impaired.  The fair value of our remaining auction rate securities as of the end of the third quarter of fiscal 2011 reflects a cumulative decline of $0.4 million from the par value.  This cumulative $0.4 million decline ($0.3 million net of tax) is deemed temporary as we have the ability to hold these securities and we do not have the intent to sell them below par value.  Furthermore, it is not likely that we will be required to sell the securities before the recovery of their amortized cost basis.  If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations.  In addition, in the event that we decide to sell these securities and it becomes likely that we will be required to sell the securities before the recovery of their amortized cost basis, we may be required to recognize impairment charges against income.  We have classified all auction rate securities as non-current assets on our consolidated balance sheet, as we do not expect them to successfully auction and recover their full or par value within the next 12 months.

As of the end of the third quarter of fiscal 2011, we have recorded unrealized gains of $111,929 ($76,477 net of tax) for our auction rate securities in OCL reflected in the shareholders’ equity section of the consolidated balance sheets.  As of the end of fiscal 2010, we recorded unrealized gains of $0.2 million ($0.1 million net of tax).

NOTE 7.  Comprehensive Income (Loss)

Comprehensive income (loss) for the third quarter of fiscal 2011 and 2010 and for year-to-date 2011 and 2010 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Comprehensive income (loss)
Net Income (loss)	$3,113	$390	$(10,767)	$(7,657)
Foreign currency translation adjustment	53	23	54	26
Unrealized (loss) gain on short- and long-term
investments, net	(28)	5	40	59
Total comprehensive income (loss)	$3,138	$418	$(10,673)	$(7,572)

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

Financial assets and liabilities measured at fair value on a recurring basis as of the end of the third quarter of fiscal 2011 consisted of the following (in thousands):

	Balance at October 29, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$19,857	$19,857	$-	$-
Municipal bonds* (short-term)	14,710	-	14,710	-
Auction rate securities (long-term)	1,737	-	-	1,737
Total assets	$36,304	$19,857	$14,710	$1,737
Liabilities:
Deferred compensation plan* (long-term)	$4,587		$4,587	$-

* Municipal bonds and deferred compensation plan were reclassified to Level 2 upon further interpretation.

The fair value of our short-term municipal bonds is based on market prices for similar assets from third- party pricing services using observable market information.  The money market funds fair value is determined based on quoted prices of identical assets that are trading in active markets as of the end of the period for which the values are determined.  The deferred compensation plan liability fair value is determined based on quoted prices of similar assets that are traded in observable markets.  Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities has been determined based on a valuation model using current assumptions.  The model values the securities by estimating the present value of future principal and interest payments discounted at rates considered to reflect current market conditions.  Assumptions used in the valuation include those made about the liquidity horizon, or period of time expected, before the securities are successfully auctioned; coupon rates; weighted average cost of capital; and holding spreads and yields.  Other factors that impact our valuation include changes to credit ratings of our auction rate securities as well as to the underlying assets supporting these securities and the ongoing strength and quality of the credit markets.  Our valuation is subject to uncertainties that are difficult to predict and could change significantly based on future market conditions.  The deferred compensation plan liability represents the amount that would be earned by participants if the funds were invested in securities traded in active markets.

The activity of our auction rate securities through the third quarter of fiscal 2011, whose fair value was measured using Level 3 inputs, is summarized below (in thousands):

Non-current
Carrying value as of January 29, 2011	$2,475
Redemptions1	(850)
Total gains
Included in earnings
Included in other comprehensive loss2	112
Carrying value as of October 29, 2011	$1,737

1	Redemptions of $100,000, $700,000, and $50,000 occurred during the first, second, and third quarters of fiscal 2011, respectively.

2
Unrealized gains of $21,000, unrealized losses of $17,000, and unrealized losses of $32,000 occurred during the first, second, and third quarters of fiscal 2011, respectively.  In addition, the recovery in fair value of $140,000 which was previously temporarily impaired occurred during the first quarter of fiscal 2011.

NOTE 10.  Deferred Compensation Plan

In August 2006, we adopted the Hot Topic Inc. Management Deferred Compensation Plan, or the Deferred Compensation Plan, for the purpose of providing highly compensated employees and members of our Board a program to meet their financial planning needs.  The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, or, in the case of members of our Board, 100% of their earned cash fees, all of which, together with the associated investment returns, are 100% vested from the outset.  The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan.  As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held within a “rabbi trust” on our consolidated balance sheet.  We may at our discretion contribute certain amounts to eligible employees’ accounts.  In January 2009, to the extent participants were ineligible to receive such contributions from participation in our 401(k) Plan, we began to contribute 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts.  As of the end of the third quarter of fiscal 2011, assets and associated liabilities of the Deferred Compensation Plan were $4.5 million and $4.6 million, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheets.  As of the end of fiscal 2010, assets and associated liabilities of the Deferred Compensation plan were each $4.3 million.

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

For the third quarter of fiscal 2011 and 2010, we recorded store impairment charges of $337,000 and $457,000, respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations.  For fiscal year-to-date 2011 and 2010, we recorded store impairment charges of $1.9 million, of which $0.9 million relates to the strategic business changes, and $0.9 million, respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations.

NOTE 12.  Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million that will expire on September 1, 2012.  Letters of credit, which are primarily used for inventory purchases, are issued under the credit agreement.  There were no letters of credit outstanding as of the end of the third quarter of fiscal 2011 and $3,000 was outstanding as of the end of fiscal 2010.

NOTE 13.  Income Taxes

As of the end of the third quarter of fiscal 2011 the total liability for income tax associated with unrecognized tax benefits was $1.9 million ($1.5 million net of federal benefit), of which $0.2 million ($0.1 million net of federal benefit) related to interest and $0.1 million related to penalties. For 2010 fiscal year end this liability was $2.6 million ($2.2 net of federal benefit), of which $0.4 million related to interest ($0.2 net of federal benefit), and $0.2 related to penalties.

The change in tax liability associated with unrecognized tax benefits for third quarter 2011 versus fiscal year end 2010 is due to activity relating to statute of limitations expiring in the third quarter 2011.

We believe that it is reasonably possible that $0.3 million ($0.2 million net of federal benefit) of our liability for unrecognized tax benefits of which $53,000 ($35,000 net of federal benefit) of associated interest, may be recognized in the next 12 months due to the settlement of audits and the expiration of statutes of limitations.  As such, we have classified this amount as a current liability.

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits as a tax expense.  Tax expense during the third quarter of fiscal 2011 and 2010 related to interest and penalties was not material.  As of the end of the third quarter of fiscal 2011 and as of the end of fiscal 2010, we had accrued $0.3 and $0.6 million, respectively, of interest and penalties related to uncertain tax positions.

We operate stores throughout the United States, Canada and Puerto Rico, and as a result, we file income tax returns in the U.S. federal jurisdiction and various states, local and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities.  With few exceptions, we are no longer subject to U.S. federal, state, local or foreign income tax examinations for years before fiscal 2004.  While it is often difficult to predict the final outcome or the timing or resolution of any particular uncertain tax position, we believe our reserves for income taxes represent the most probable outcome.  We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances.  The adjustment of these reserves could impact our effective tax rate for a particular future period.

NOTE 14.  Commitments and Contingencies

From time to time, we are involved in matters of litigation that arise in the ordinary course of business.  Though significant litigation or awards against us could seriously harm our business and financial results, we do not at this time expect any of our matters of litigation to have a material adverse effect on our overall financial condition.

NOTE 15.  Share Repurchase

In August 2011, we announced that our Board approved the repurchase of up to an aggregate of $25.0 million of our common stock.  During the third quarter of fiscal 2011, we had repurchased 2,963,527 shares for approximately $23.1 million (excludes commissions), which represents an average price of $7.79 per share.  As of November 2, 2011, we had repurchased 3,212,628 shares for approximately $25.0 million, which represents an average price of $7.78 per share.

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

Strategic Business Changes  We have substantially completed the process of implementing certain strategic business changes approved by the Board in March 2011 to improve our operating results and to better position us for growth.  The business changes involved discontinuing the operations of ShockHound; writing down inventory; writing down property and equipment that are no longer critical to our strategic direction; and implementing other strategic business and operational initiatives.  As of the end of the second quarter of fiscal 2011, we had incurred all charges related to the strategic business changes.

Cost Reduction Plan  We have completed the implementation of a cost reduction plan that, beginning in fiscal 2011, is expected to result in an estimated annual income improvement of approximately $13 million, pre-tax.  The cost reduction plan, which was designed to meet the challenges of the environment at that time, involved closing approximately 50 underperforming stores, a majority of which closed at the end of the first quarter of fiscal 2011.  These closures occurred as a result of natural lease expirations, exercising lease kick out clauses and other negotiations.  The cost reduction plan also included reducing our home office and field management positions, reducing planned capital expenditures in fiscal 2011 to approximately $25 million from $31 million in fiscal 2010 and implementing other non-payroll overhead expense reduction initiatives.  As of the end of the second quarter of fiscal 2011, we had recorded all charges related to the cost reduction plan, completed the announced reduction of our home office and field management positions, and completed the implementation of non-payroll overhead expense reduction initiatives as part of the cost reduction plan.  As of the end of the third quarter of fiscal 2011, we closed 35 Hot Topic stores and six Torrid stores.

The following table details charges related to the strategic business changes and the cost reduction plan recorded since their implementation in the first quarter of fiscal 2011 and the fourth quarter of fiscal 2010, respectively, (in thousands).

		Non-Store Related
		Severance and	Inventory and
	Store Related	Outplacement	Asset-Related	Consulting	Stock Option
	Closure Costs 1	Costs	Costs 2	Fees	Expense	Total
Balance at October 30, 2010	$-	$-	$-	$-	$-	$-
Cost Reduction Plan charges	(7,077)	(1,850)	(830)	-	-	(9,757)
Cash payments	93	985	-	-	-	1,078
Non-cash adjustments	6,497	-	830	-	-	7,327
Balance at January 29, 2011	$(487)	$(865)	$-	$-	$-	$(1,352)
Cost Reduction Plan recovery	365	-	-	-	-	365
Strategic Business Changes charges	-	(1,583)	(9,605)	(1,606)	-	(12,794)
Cash payments	699	889	-	1,645	-	3,233
Non-cash adjustments	(659)	-	4,891	-	-	4,232
Balance at April 30, 2011	$(82)	$(1,559)	$(4,714)	$39	$-	$(6,316)
Cost Reduction Plan recovery	174	-	-	-	-	174
Strategic Business Changes charges	-	(1,330)	(532)	(1,383)	(1,072)	(4,317)
Cash payments	144	812	182	753	-	1,891
Non-cash adjustments	(455)	-	4,866	-	1,072	5,483
Balance at July 30, 2011	$(219)	$(2,077)	$(198)	$(591)	$-	$(3,085)
Cash payments	197	464	-	473	-	1,134
Non-cash adjustments	22	(43)	18	20	-	17
Balance at October 29, 2011	$-	$(1,656)	$(180)	$(98)	$-	$(1,934)

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

Non-Cash Impairment Charge and Discontinued Operations  During the third quarter of fiscal 2010, we concluded that ShockHound’s assets had become impaired due to its slower than expected revenue growth.  Revenues from partnerships entered into in the earlier part of fiscal 2010, as well as other revenues, did not build as much as we had anticipated.  In the third quarter of fiscal 2010, we recorded an impairment charge of approximately $3 million to selling, general and administrative expenses in our consolidated statements of operations.  The assessment of our long-lived assets for impairment is discussed in more detail in “NOTE 11 – Valuation of Long-Lived Assets” contained in the accompanying financial statements.  In addition, during the second quarter of fiscal 2011, ShockHound’s operations were discontinued.  See “Strategic Business Changes” above for more information concerning the discontinuation of ShockHound’s operations.

Comparable Store Sales and Store Count  We consider a store comparable after it has been open for 15 full months.  If a store is closed during a period, it is included in the computation of comparable store sales for that fiscal month, quarter and year-to-date period, only for the days in which the store was operating as compared to the full month in the comparable period.  The following table shows our comparable store sales results by division for the third quarter of fiscal 2011 and 2010 and fiscal year-to-date 2011 and 2010.

Third Quarter	2011	2010	Year-to-date	2011	2010
Hot Topic	(2.2)%	(5.8)%	Hot Topic	(0.9)%	(8.2)%
Torrid	1.1%	(1.5)%	Torrid	4.4%	(0.8)%
Total Company	(1.6)%	(5.0)%	Total Company	0.3%	(6.7)%

During the third quarter of fiscal 2011, the comparable store sales decrease in the Hot Topic division resulted primarily from a decrease in the sales of Halloween, fashion accessories and music categories, partially offset by an increase in the fashion apparel and license categories.  During the same period, the comparable store sales increase at our Torrid division was due to an increase in apparel, partially offset by a decrease in accessories.

We continue to evaluate the need to close, remodel, relocate or open new stores.  The following table shows our store expansion and closure activity, as well as the number of stores included in the comparable store base, during fiscal year-to-date 2011 and 2010.   Our planned store expansion and closure activity in fiscal 2011 is also reflected in the table.

	Number of Stores
	Actual		Estimate
	Nine Months Ended	Nine Months Ended
	October 29, 2011	October 30, 2010	Fiscal 2011
Hot Topic
Beginning of Period	657	680	657
Open	1	6	1
Close	(24)	(6)	(30)
End of Period	634	680	628
Remodel/relocate	29	20	29
Comparable store base	603	648	609

Torrid
Beginning of Period	153	156	153
Open	2	2	6
Close	(9)	(3)	(10)
End of Period	146	155	149
Remodel/relocate	1	-	1
Comparable store base	140	153	140

Share Repurchase In August 2011, we announced that our Board approved the repurchase of up to an aggregate of $25.0 million of our common stock.  As of the end of the third quarter of fiscal 2011, we had repurchased 2,963,527 shares for approximately $23.1 million (excludes commissions), which represents an average price of $7.79 per share.  As of November 2, 2011, we had repurchased 3,212,628 shares for approximately $25.0 million, which represents an average price of $7.78 per share.

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

Three Months Ended October 29, 2011 Compared to the Three Months Ended October 30, 2010

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales.  The discussion that follows should be read in conjunction with this table:

For the three months ended:	October 29, 2011	October 30, 2010

Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	66.1	64.8

Gross margin	33.9	35.2
Selling, general and administrative expenses	31.5	35.0

Income before provision for income taxes	2.4	0.2
Provision for income taxes	0.6	0.0

Net income	1.8%	0.2%

Net sales decreased $7.4 million, or 4.0%, to $175.8 million during the third quarter of fiscal 2011 from $183.2 million during the third quarter of fiscal 2010.  The components of this $7.4 million decrease in net sales are as follows:

Amount
(in millions)	Description
$(7.1)	Decrease in net sales due to the closure of 47 Hot Topic stores and 12 Torrid stores since the third quarter of the prior year.
(2.7)	Decrease in comparable net sales from Hot Topic stores in the third quarter of fiscal 2011 compared to the corresponding period from the prior fiscal year.
0.3	Increase in comparable net sales from Torrid stores in the third quarter of fiscal 2011 compared to the corresponding period from the prior fiscal year.
0.4	Increase in net sales from Hot Topic stores not yet qualifying as comparable stores (includes one new store and 29 expanded or relocated stores opened since the third quarter of the prior year).
0.6	Increase in net sales from Torrid stores not yet qualifying as comparable stores (includes three new stores and one relocated store opened since the third quarter of the prior year).
1.1	Increase in internet sales.
$(7.4)	Total

Gross margin decreased $5.0 million, or 7.7%, to $59.6 million during the third quarter of fiscal 2011 from $64.6 million during the third quarter of fiscal 2010.  As a percentage of net sales, gross margin decreased to 33.9% during the third quarter of fiscal 2011 from 35.2% in the third quarter of fiscal 2010.  The significant components of this 1.3 percentage point decrease in gross margin as a percentage of net sales are as follows:

%	Description
(1.6)	Decrease in merchandise margin primarily due to higher markdowns as a percentage of sales.
(0.2)	Store occupancy percentage increase primarily due to deleveraging on lower store sales.
(0.2)	Increase in buying payroll expenses.
0.2	Decrease in distribution expenses primarily due to decreases in freight expenses and distribution center payroll.
0.5	Decrease in store depreciation related to store closures and ShockHound closure.
(1.3)%	Total

Selling, general and administrative expenses decreased $8.8 million, or 13.7%, to $55.4 million during the third quarter of fiscal 2011 from $64.2 million during the third quarter of fiscal 2010.  As a percentage of net sales, selling, general and administrative expenses decreased to 31.5% in the third quarter of fiscal 2011 from 35.0% in the third quarter of fiscal 2010.  The significant components of the 3.5 percentage point decrease in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
(1.7)	Decrease in impairment expenses as a result of the non-cash asset impairment charge taken for ShockHound in the third quarter of the prior fiscal year.
(1.1)
Decreases in general & administrative payroll and related costs, accounting fees, and travel/meeting expenses, partially offset by increases in performance based bonuses and medical costs and relocation expenses.

(0.8)	Decrease in store payroll expenses as a result of improved store productivity and store closures, partially offset by higher benefits costs.
(0.1)	Decrease in preopening expenses primarily due to opening fewer stores this year and last year's openings included stores in Canada, which had a higher cost.
0.1	Increase in depreciation on computer hardware and software.
0.1
Other store expense percentage increase primarily due to higher repair and maintenance costs, partially offset by a decrease in costs associated with the Hot Topic loyalty program and debit/credit card processing fees.

(3.5)%	Total

Income from operations increased $3.9 million to $4.2 million during the third quarter of fiscal 2011 from $0.3 million during the third quarter of fiscal 2010.  As a percentage of net sales, income from operations was 2.4% in the third quarter of fiscal 2011 compared to 0.2% in the third quarter of fiscal 2010.

Provision for income taxes was $1.2 million in the third quarter of fiscal 2011 and immaterial in the third quarter of fiscal 2010.  The effective tax rate was 27.8% for the third quarter of fiscal 2011 compared to 10.4% for the third quarter of 2010.  The effective tax rate for the third quarter of fiscal 2011 was lower than the statutory rate due to reducing liability for income tax associated with the unrecognized tax benefits.

Nine Months Ended October 29, 2011 Compared to the Nine Months Ended October 30, 2010

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales.  The discussion that follows should be read in conjunction with this table:

For the nine months ended:	October 29, 2011		October 30, 2010

Net sales	100.0%		100.0%
Cost of goods sold, including buying, distribution and occupancy costs	67.5		66.7

Gross margin	32.5		33.3
Selling, general and administrative expenses	36.2		35.9

Loss before benefit for income taxes	(3.7)		(2.6)
Benefit for income taxes	(1.5)		(1.0)

Net loss	(2.2	) %	(1.6	) %

Net sales decreased $7.9 million, or 1.6%, to $488.0 million during fiscal year-to-date 2011 from $495.9 million during fiscal year-to-date 2010.  The components of this $7.9 million decrease in net sales are as follows:

Amount
(in millions)	Description
$(17.0)	Decrease in net sales due to the closure of 47 Hot Topic stores and 12 Torrid stores since the third quarter of the prior year.
(2.9)	Decrease in comparable net sales from Hot Topic stores in fiscal year-to-date 2011 compared to the corresponding period from the prior fiscal year.
1.8	Increase in net sales from Torrid stores not yet qualifying as comparable stores (includes three new stores and one relocated store opened since the third quarter of the prior year).
2.3	Increase in net sales from Hot Topic stores not yet qualifying as comparables stores (includes one new store and 29 expanded or relocated store opened since the third quarter of the prior year).
3.9	Increase in comparable net sales from Torrid stores in fiscal year-to-date 2011 compared to the corresonding period from the prior fiscal year.
4.0	Increase in internet sales.
$(7.9)	Total

Gross margin decreased $6.3 million, or 3.8%, to $158.7 million during fiscal year-to-date 2011 from $165.0 million during fiscal year-to-date 2010.  As a percentage of net sales, gross margin decreased to 32.5% during fiscal year-to-date 2011 from 33.3% during fiscal year-to-date 2010.  The significant components of this 0.8 percentage point decrease in gross margin as a percentage of net sales are as follows:

%	Description
(1.8)	Decrease in merchandise margin primarily due to higher markdowns.
(0.1)	Increase in buying payroll expenses.
0.2	Decrease in distribution expenses primarily due to lower freight and payroll expenses, partially offset by higher depreciation.
0.3
Decrease in store occupancy expenses primarily due to deferred rent credits recognized as part of our cost reduction plan and lower costs for common area maintenance fees and real estate taxes, partially offset by the deleveraging on lower store sales.

0.6	Decrease in store depreciation related to store closures and ShockHound closure.
(0.8)%	Total

Selling, general and administrative expenses decreased $1.2 million, or 0.7%, to $176.9 million during fiscal year-to-date 2011 from $178.1 million during fiscal year-to-date 2010.  As a percentage of net sales, selling, general and administrative expenses increased to 36.2% during fiscal year-to-date 2011 from 35.9% during fiscal year-to-date 2010.  The significant components of the 0.3 percentage point increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
1.7	Costs associated with the write-down of non-critical property and equipment, severance payments, consulting fees and other costs related to the strategic business changes.
0.1	Increase in depreciation on computer hardware and software.
(0.1)	Decrease in marketing expenses primarily due to reductions in direct marketing programs and marketing events, partially offset by increased email and internet marketing programs.
(0.1)	Decrease in other store expenses primarily due to lower inventory service fees, debit card processing fees and costs associated with the Hot Topic loyalty program.
(0.6)
Decreases in general & administrative payroll and related costs, accounting fees, and travel/meetings expenses, partially offset by an increase in performance based bonuses, relocation expenses and medical costs.

(0.7)	Decrease in store payroll expenses as a result of improved store productivity and store closures, partially offset by higher store sales bonuses.
0.3%	Total

Loss from operations increased $5.3 million to $18.3 million during fiscal year-to-date 2011 from $13.0 million during fiscal year-to-date 2010.  As a percentage of net sales, loss from operations was 3.7% during fiscal year-to-date 2011 compared to 2.6% during fiscal year-to-date 2010.

Benefit for income taxes was $7.3 million during fiscal year-to-date 2011 compared to $5.1 million during fiscal year-to-date 2010.  The effective tax rate was 40.3% during fiscal year-to-date 2011 compared to 40.1% during fiscal year-to-date 2010.

LIQUIDITY AND CAPITAL RESOURCES

Historically and during the third quarter of fiscal 2011, uses of cash have been to purchase merchandise inventories, improve our information technology infrastructure and fund store remodels, relocations and to a lesser extent, new store openings.  We also funded cash dividend payments totaling $9.3 million during fiscal year-to-date 2011, $3.0 million of which was paid during the third quarter of fiscal 2011, and $57 million was paid in fiscal 2010.  Our cash dividends are discussed in more detail in “NOTE 4 – Cash Dividends” contained in the accompanying financial statements.  During fiscal year-to-date 2011, we made a total cash outlay of $6.2 million, $1.1 million of which was paid during the third quarter of fiscal 2011, related to the strategic business changes and cost reduction plan, which are discussed in more detail in “NOTE 2 – Recent Business Events” contained in the accompanying financial statements.  In the past, we have also made periodic repurchases of our common stock and on August 17, 2011, we announced that our Board approved a $25 million repurchase program (discussed in more detail in “NOTE 15 – Share Repurchase” contained in the accompanying financial statements).  During the third quarter of fiscal 2011, we had repurchased 2,963,527 shares for approximately $23.1 million (excludes commissions), which represents an average price of $7.79 per share. We have typically satisfied our cash requirements principally from cash flows from operations and we also maintain a $5 million unsecured credit agreement (discussed in more detail in “NOTE 12 – Bank Credit Agreement” contained in the accompanying financial statements).

Cash, cash equivalents and short- and long-term investments, including auction rate securities, held by us were $43.5 million and $79.5 million as of the end of the third quarter of fiscal 2011 and as of the end of fiscal 2010, respectively, and are discussed in more detail in “NOTE 6 – Short- and Long-Term Investments” contained in the accompanying financial statements.  We believe our current cash balances and cash generated from operations will be sufficient to fund our operations through at least the next 12 months.  Auctions representing the auction rate securities we hold have continued to fail and will limit our ability to liquidate these investments for some period of time.  However, we do not believe the auction failures will impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Net cash flows provided by operating activities were $10.2 million and $5.7 million during fiscal year-to-date 2011 and 2010, respectively.  The $4.5 million increase in net cash provided by operating activities during fiscal year-to-date 2011 as compared to fiscal year-to-date 2010 was primarily attributable to a decrease in prepaid expenses and other current assets and an increase in accrued liabilities, partially offset by an operating loss.

Net cash flows used in investing activities were $5.3 million and $29.2 million during fiscal year-to-date 2011 and 2010, respectively.  The $23.9 million decrease in net cash used in investing activities during fiscal year-to-date 2011 as compared to fiscal year-to-date 2010 was primarily attributable to a $17.3 million increase in proceeds of short- and long-term investments, net of purchases, as well as a $6.6 million decrease in purchases of property and equipment.

Net cash flows used in financing activities were $29.2 million and $52.9 million during fiscal year-to-date 2011 and 2010, respectively.  The $23.7 million decrease in cash flows used in financing activities was primarily attributable to the $44.5 million in $1.00 per share special one-time cash dividends paid in the first quarter of fiscal 2010 partially offset by a repurchase in common stock in the third quarter of fiscal 2011.

The following table summarizes our contractual obligations as of the end of the third quarter of fiscal 2011 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period (in thousands)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$229,023	$53,425	$85,997	$51,949	$37,652
Purchase obligations	102,285	102,247	38	-	-
Letters of credit and other obligations	6,827	4,149	2,490	188	-
Income tax audit settlements¹	-	-	-	-	-
Total contractual obligations	$338,135	$159,821	$88,525	$52,137	$37,652

(1)
Due to the uncertainty regarding the timing of future cash outflows associated with other noncurrent unrecognized tax benefits of $1.4 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amount in the contractual obligations table above.

We anticipate we will spend approximately $25 million on capital expenditures in fiscal 2011.  Of the $25 million, we plan to spend approximately $15 million for store construction and other improvements to existing stores, including remodeling, relocating and technological improvements.  We plan to spend the remaining capital expenditures on various improvements in our information technology infrastructure, including new computer hardware and software and the further development and improvement of our Internet sites.

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

Valuation of Long-Lived Assets We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  For our Hot Topic and Torrid concepts, we group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified.  Factors we consider important that could trigger an impairment review of our stores or online operations include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend.  When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management.  These cash flows are calculated by netting future estimated sales against associated merchandise costs and other related expenses such as payroll, occupancy and marketing.  The estimated sales, net of the aforementioned costs and expenses, used for this nonrecurring fair value measurement is considered a Level 3 input as defined in “NOTE 9 – Fair Value Measurements” contained in the accompanying financial statements.   In the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges.  While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges.

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

Failure of our vendors to use acceptable ethical business practices could negatively impact our business

We require and expect our vendors to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices, the environment and intellectual property.  However, we do not control their labor and other business practices.  Further, we do not inspect our manufacturers’ operations and would not be immediately aware of any noncompliance by our vendors with applicable domestic or international laws and standards, including our internal standards.  If one of our vendors violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of merchandise to us could be interrupted, orders could be canceled, relationships could be terminated and our reputation could be damaged.

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

Risks associated with contracting directly with manufacturers for merchandise could hinder our financial performance

Over time, we expect to source an increasingly greater percentage of our merchandise directly from manufacturers.  We have limited experience in sourcing and importing merchandise directly from manufacturers.  We may encounter administrative challenges and operational difficulties with the manufacturers from which we may source our merchandise.  Operational difficulties could include reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control and failures to meet production deadlines.  A manufacturer’s failure to ship merchandise to us on a timely basis or to meet the required quality standards could cause supply shortages that could result in lost sales.  If a manufacturer conducts its operations in a manner that is illegal or regarded as unethical, it could affect our business and our reputation could be damaged.

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

Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or change the way we do business

Changes in laws and any future changes could make our operations more expensive or require us to change the way we do business.  Changes in federal and state minimum wage laws could require us to change our entire wage structure for stores.  Other laws related to treatment of employees, including laws related to employee benefits and privacy, could also negatively impact us, such as by increasing medical insurance costs and related expenses.  Changes in product safety or other consumer protection laws, and private-party enforcement of existing laws, could lead to increased costs to us for certain merchandise, additional labor costs associated with readying merchandise for sale, or serve as the basis for litigation.

A disruption of imports may increase our costs and reduce our supply of merchandise

We receive apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources.  As a result of our reliance on international vendors and manufacturers, we are subject to the risks generally associated with global trade and doing business abroad, which include foreign and domestic laws and regulations, political unrest, disruptions or delays in cross-border shipments and changes in economic conditions in countries in which our merchandise is manufactured.  In addition, disease outbreaks, terrorist acts or military conflicts could increase the risks of doing business with suppliers who rely on foreign markets.  Trade restrictions in the form of tariffs or quotas, or both, that are applicable to the merchandise we sell also could affect the importation of the merchandise and increase the cost and reduce the supply of products available to us.  Further, changes in tariffs or quotas for merchandise imported from individual foreign countries could lead us to shift our sources of supply among various countries.  Any shift we might undertake in the future could result in a disruption of our sources of supply and lead to a reduction in our revenues and earnings.  Supply chain security initiatives undertaken by the United States or foreign governments that impede the normal flow of product could also negatively impact our business.

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

Government or consumer concerns about product safety could result in regulatory actions, recalls or changes to laws, which could harm our reputation, increase costs or reduce sales

We are subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities, and our products could be subject to involuntary recalls and other actions by these authorities.  We purchase merchandise from suppliers domestically as well as outside the United States.  One or more of our suppliers might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before such merchandise is received by our customers.  Issues of product safety could result in a recall of products we sell.  Additionally, regulatory authorities, including the Consumer Product Safety Commission, have undertaken reviews of product safety and are in the process of enacting or are considering various proposals for more stringent laws and regulations.  In particular, the U.S. Congress has enacted the Consumer Product Safety Improvement Act of 2008, which imposes significant requirements on the sale of consumer products and enhanced penalties for noncompliance.  Such regulations contain provisions which have uncertain applicability to products we sell, and such lack of certainty may inhibit our willingness carry products or cause us to carry product we otherwise would not.  These regulations could result in delays in getting products to our stores, lost sales, the rejection of our products by consumers, damage to our reputation or material increases in our costs, and may have a material adverse effect on our business.  Moreover, individuals and organization may assert legal claims for our non-compliance with consumer product rules and regulations, and we may be subject to lawsuits relating to these claims.  There is a risk that these claims or liabilities may exceed or fall outside the scope of indemnities provided by third parties or outside the coverages of our insurance policies.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding repurchases of our Common Stock during the third quarter of fiscal 2011:

Issuer Purchases of Equity Securities

				Approximate
	Total		Total Number	Dollar Value of
	Number of	Average	of Shares Purchased	Shares that May
	Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Repurchased	per Share	Announced Program	Under the Program
				(millions)
July 31, 2011 through August 27, 2011	356,392	$7.51	356,392	$22.3
August 28, 2011 through October 1, 2011	1,289,197	7.85	1,645,589	12.2
October 2, 2011 through October 29, 2011	1,317,938	7.81	2,963,527	$1.9
Total	2,963,527	$7.79

Note: The table above includes shares reacquired pursuant to a repurchase program of up to $25 million announced on
August 17, 2011. The program expires January 28, 2012 unless extended by the board of directors.

Item 6.  Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (333-5054-LA) and incorporated herein by reference.)

3.2
Certificate of Amendment of Amended and Restated Articles of Incorporation.  (Filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

3.3	Amended and Restated Bylaws, as amended. (Filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (333-5054-LA) and incorporated herein by reference.)

31.1	Certification, dated November 22, 2011 of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated November 22, 2011, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated November 22, 2011, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc.
(Registrant)

Date: November 22, 2011	/s/ Lisa Harper
Lisa Harper
Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2011	/s/ James McGinty
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

3.3	Amended and Restated Bylaws, as amended. (Filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (333-5054-LA) and incorporated herein by reference.)

31.1	Certification, dated November 22, 2011 of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated November 22, 2011, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated November 22, 2011, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document