Form 10-K
period 2012-01-28
HOT TOPIC INC /CA/
filed 2012-03-21
CIK 1017712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of July 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $335,181,036 based on the closing price on that date of the Registrant’s Common Stock on the Nasdaq Stock Market.  All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates are deemed to be held by non-affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock was 42,083,928 as of March 15, 2012.

Documents Incorporated By Reference

Certain portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2012 to be filed with the Securities and Exchange Commission (the “SEC”) no later than 120 days after January 28, 2012, are incorporated by reference into Part III of this Form 10-K (Items 10 through 14).

HOT TOPIC, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE
FISCAL YEAR ENDED JANUARY 28, 2012

i

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

Fiscal Year   Our fiscal year ends on the Saturday nearest to January 31. References to fiscal 2012 refer to the 53-week period ending February 2, 2013.  References to fiscal 2011, 2010, 2009, 2008 and 2007 refer to the 52-week periods ended January 28, 2012, January 29, 2011, January 30, 2010, January 31, 2009 and February 2, 2008.

References to Hot Topic, Inc.   Throughout this report, the terms “we,” “us,” “our,” “company” and similar references refer to Hot Topic, Inc. and its wholly-owned subsidiaries.

Part I

Item 1.   Business

General  We are a mall and web-based specialty retailer of apparel, accessories, music and gift items for young men and women whose lifestyles reflect a passion for music, fashion and pop culture.  We operate under two concepts: Hot Topic and Torrid.  Music and pop culture are the overriding inspirations at Hot Topic, and Torrid is focused on providing the best in fashion to young plus-size women.  We generate revenues primarily through our retail stores in the United States of America, Puerto Rico and Canada, and online through our websites.   We were incorporated in California in 1988.

Concepts

Hot Topic  At our Hot Topic stores and on our website hottopic.com, we sell a selection of licensed and non-licensed apparel, accessories and gift items that are influenced by popular music artists and pop culture trends.  We also sell a limited assortment of music CDs and DVDs.  Our merchandise is designed to appeal to young men and women who are passionate about and have diverse tastes in music and pop culture.

We strive to consistently be the first to expose our customers to new music, pop culture and fashion trends.  We believe our ability to quickly identify, source, and oftentimes negotiate exclusivity for, unique and diverse merchandise centered around music and pop culture is one of our competitive strengths.  We also believe that our deep-rooted knowledge of music and pop culture, distinctive store design and rich music experiences that we offer are competitive strengths.  We opened our first Hot Topic store in California in fiscal 1989 and have since gained a national presence in the United States.

Torrid  At our Torrid stores and on our website torrid.com, we sell fashion forward apparel, lingerie, shoes and accessories for plus-size young women.  It is designed to appeal to women sized 12 to 26 who are young at heart and in attitude and who want their clothes to be an extension of their lifestyles.  We believe that our ability to provide our plus-size customers with easy access to the latest and best in fashion without sacrificing fit or style is a core competitive strength of Torrid.  We opened our first Torrid store in fiscal 2001.

ShockHound During the second quarter of fiscal 2011, the operations of ShockHound, our online digital music website launched in fiscal 2008, were discontinued.  Refer to “NOTE 2 – Recent Business Events” contained in the consolidated financial statements and notes included elsewhere in this annual report on Form 10-K for more information concerning the discontinuation of ShockHound’s operations.

Merchandising

Hot Topic Merchandise  Hot Topic’s music/pop culture-licensed merchandise includes tee shirts, hats, stickers, novelty accessories, CDs and DVDs and the music/pop culture-influenced merchandise includes women’s and men’s apparel and accessories, such as woven and knit tops, skirts, pants, shorts, jackets, shoes, costume jewelry, body jewelry, intimate apparel, sunglasses, cosmetics, leather accessories and gift items.  Hot Topic’s diverse and extensive selection of merchandise is regularly tested to stay current with customer demand and new product trends.  We have several lines of private label merchandise to complement and supplement our current product offerings.

The following table shows, for the periods indicated, Hot Topic’s major merchandise categories expressed as a percentage of net sales:
	Fiscal Year
	2011	2010

Fashion accessories	32%	33%
Fashion apparel	12	12
License	27	27
Music	27	26
Other	2	2
	100%	100%

Torrid Merchandise  Torrid sells both branded and private label merchandise that includes casual and dressy jeans and pants, fashion and novelty tops, sweaters, skirts, jackets, dresses, hosiery, shoes, intimate apparel and fashion accessories.

The following table shows, for the periods indicated, Torrid’s major merchandise categories expressed as a percentage of net sales:

	Fiscal Year
	2011	2010

Apparel	77%	75%
Accessories	23	25
	100%	100%

Merchandising Staff  Our merchandising teams typically consist of a mix of general and divisional merchandise managers; buyers and assistant buyers; product development, sourcing, fit and quality assurance teams.  In determining which Hot Topic merchandise to buy, the merchants spend considerable time viewing music videos, reviewing industry music sales, viewing movie releases that appeal to our teen customers, monitoring music radio station air play, viewing YouTube videos, consulting with sales associates, reviewing customer requests, attending trade shows, nightclubs and concerts, reading music and fashion industry periodicals and monitoring music, pop culture and social media websites.  Their goal is not only to identify emerging trends early, but to quickly move on from them before the popularity of the trends wane.  At Torrid, in order to remain in tune with reigning trends and preferences, the merchandising team conducts fashion research from a variety of sources within and outside the United States.  Such sources include fashion hot spots, customer and store associate feedback, entertainment and pop culture venues and trade shows.

Purchasing Our goal is to provide exclusive, diverse, trend-setting merchandise to our customers early and at the right price.  We purchase merchandise from a broad base of domestic and international vendors and only commit to a majority of the merchandise in as little as two weeks and as much as three months in advance of delivery, depending on the category, in order to respond quickly to emerging trends.  We constantly monitor sales to determine desirable product types and quantities, emerging or declining trends and the spending patterns of our customers.  We solicit input from our vendors and maintain productive relationships with them to support our effort to deliver quality, fashionable merchandise that is reflective of new and emerging trends.  No vendor individually accounted for more than 10% of our merchandise purchases during fiscal 2011.

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

Distribution and Fulfillment  To facilitate timely and efficient merchandise distribution to our stores and internet customers, we have distribution centers located in California and Tennessee, both of which are sufficient to meet our anticipated needs over the next several years.  Substantially all merchandise is delivered to our distribution centers and within one to two business days of receipt, it is inspected, allocated, picked, prepared and boxed for shipment to our stores.  Merchandise is shipped from the distribution centers daily and selective SKUs are identified to maintain back stock.

Stores

Location and Site Selection  As of the end of fiscal 2011, we operated 628 and 148 primarily mall-based Hot Topic and Torrid stores, respectively, in the United States, Puerto Rico and Canada.  Refer to “Item 2 – Properties” for a geographical breakdown of stores by state and country.  In selecting a site for a new store, we target high-traffic shopping areas with favorable lease terms and suitable demographics of likely customers.

Design and Environment  The look and feel of our Hot Topic and Torrid stores continue to evolve.  Our newer Hot Topic stores are designed to highlight the merchandise in a unique, high-energy and eclectic shopping atmosphere.  Our Torrid stores present a youthful atmosphere designed to create a comfortable and fun environment for our customers.

Sales  During fiscal 2011, average sales per Hot Topic store was $0.8 million and average sales per square foot was $429.  Average sales per Torrid store in fiscal 2011 was $0.9 million and average sales per square foot was $342.

Expansion  While we have significantly slowed our new Hot Topic store growth, we have focused on remodeling or relocating those stores where there is a reasonable expectation of satisfactory sales results after the remodel or relocation.  New Torrid store growth and remodeling and relocation activity was low during fiscal 2011, however, we anticipate that in fiscal 2012, we will aggressively pursue new Torrid store growth.   We continue to renegotiate or extend existing leases with more favorable terms and to close stores that do not meet our expectations of profitability.

In fiscal 2011, our capital investment to open a new Torrid store, including leasehold improvements and furniture and fixtures, was approximately $218,000.  The average initial gross inventory for a new Torrid store opened in fiscal 2011 was approximately $57,000.  As with our Hot Topic stores, initial inventory requirements vary at new stores depending on the season and current merchandise trends.  The average pre-opening costs in fiscal 2011 for a new Torrid store were approximately $18,000.  The new Torrid stores have square footage similar to current averages of 2,496 square feet.

The following table shows our historical store expansion and closure activity, as well as the number of stores included in the comparable store base, for the periods indicated.  Our planned store expansion and closure activity in fiscal 2012 is also reflected in the table.  All activity is evaluated by our real estate committee.

	Number of Stores
	Estimate	Actual
	Fiscal Year
	2012	2011	2010	2009	2008	2007
Hot Topic
Beginning of Period	628	657	680	681	690	694
Open *	2	1	6	2	4	9
Close **	(15)	(30)	(29)	(3)	(13)	(13)
End of Period	615	628	657	680	681	690
Remodel/relocate	50	29	24	16	14	70
Comparable store base	595	609	631	656	665	654

Torrid
Beginning of Period	148	153	156	159	151	131
Open	57	6	3	1	11	23
Close **	(15)	(11)	(6)	(4)	(3)	(3)
End of Period	190	148	153	156	159	151
Remodel/relocate	5	1	-	-	-	1
Comparable store base	120	139	150	152	136	123

*	Includes three new stores opened in Canada during the third quarter of fiscal 2010 and one during the second quarter of fiscal 2011.
**	Includes stores impacted by our cost reduction plan during the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011.

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

eCommerce Operations

Websites  Our hottopic.com and torrid.com websites provide convenient access to a broad selection of merchandise for sale, including some Internet exclusive items, information on upcoming events, promotions, store locations, job postings and community features.  Customers may also access our hottopic.com website through touchscreen kiosk terminals located within each Hot Topic store.  These kiosks allow customers to access, purchase and ship merchandise from hottopic.com to the store for pickup or their homes.

The following table shows, for the periods indicated, Internet sales (including sales made through kiosk terminals) for Hot Topic and Torrid (in thousands, except percent amounts):

	Fiscal Year
	2011	2010	2009

Hot Topic Internet Sales	$48,200	$40,100	$35,800

Hot Topic Internet Sales as a Percentage of Total Hot Topic Sales	9.1%	7.4%	6.3%

Torrid Internet Sales	$36,390	$33,695	$29,500

Torrid Internet Sales as a Percentage of Total Torrid Sales	22.9%	21.6%	19.2%

Marketing

Hot Topic  We strive to increase sales and our brand recognition, enhance the customer shopping experience and reach out to new customers using a unique combination of tools including: promotional signage in stores and on our website; viral online marketing; branded gift cards; our loyalty program; social media; reliance on our customers and associates; compelling store designs; and experiential events.  During the fourth quarter of 2009, we launched our loyalty program, HT+1.  HT+1 is free to join and is designed to build customer loyalty and encourage repeat sales by allowing members an opportunity to earn points in a variety of ways, including store visits, store purchases and online purchases.  In addition, HT+1 allows us to communicate to members about products and events that are relevant to them as well as giving members access to exclusive events that are not available to other customers.  Touchscreen kiosk terminals located within most Hot Topic stores offer another way that members may access their HT+1 loyalty accounts.  Since the launch, over eight million people have become HT+1 members.

Torrid  We seek to build the Torrid brand with many of the same tools used by Hot Topic, as well as with print media and direct mail. Our Torrid loyalty program, divastyle®, gives us the chance to regularly communicate with our most loyal Torrid customers.  They are rewarded throughout the year with special offers, promotions, information and updates on new products and current trends available at Torrid.  Customers may also participate in our private label Torrid credit card program, divastatusSM.

Information Technology  Our information systems provide for the integration of store, internet, merchandising, distribution, financial and human resources records and data.  Many of these information systems have been customized in varying degrees to fit our business needs and we license a full range of software from different vendors.  We regularly upgrade existing systems or replace all or part of an existing system with one that we believe is better suited to our business.  In addition, we occasionally implement new technology to support our business.  We plan to purchase and implement several major systems, replacing our merchandising system currently supporting the needs of our businesses.  We expect to have the most significant systems implementations completed in early fiscal 2013.

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

Employees   As of the end of fiscal 2011, we employed approximately 2,100 full-time and 6,700 part-time associates.  Of our 8,800 associates, approximately 800 were headquarters and distribution center personnel and the remainder were field management and store associates.  The number of part-time associates changes based upon seasonal needs.  None of our associates are covered by collective bargaining agreements.

Executive Officers   Our executive officers and their ages are as follows:

Name	Age	Position
Lisa Harper	52	Chief Executive Officer and Director
Gerald Cook	59	Chief Operating Officer
James McGinty	49	Chief Financial Officer
Don Hendricks	45	Chief Information Officer
Mark Mizicko	43	Senior Vice President, Planning and Allocation
George Wehlitz, Jr.	51	Vice President, Finance

Lisa Harper has served as Chairman of our Board of Directors since November 2011 and Chief Executive Officer since March 2011.  Prior to becoming Chairman, she served on our Board of Directors since June 2008.  Prior to joining us, she served as Chairman of the Board of Directors of the Gymboree Corporation, a publicly-traded corporation operating a chain of specialty retail stores for children and women, from June 2002 until her retirement in July 2006.  From January 2006 through July 2006, Ms. Harper served as Chief Creative Officer of the Gymboree Corporation.  From February 2001 through January 2006, Ms. Harper served as Chief Executive Officer of the Gymboree Corporation and from February 2001 through June 2002, she was Vice Chairman of the Gymboree Corporation’s Board of Directors.  From 1995 through 2001, Ms. Harper held various merchandising and design positions at the Gymboree Corporation and before that, held similar positions with several other clothing retailers, including Limited Too,  Esprit de Corp., GapKids, Mervyn’s, and Levi Strauss.  Ms. Harper also served as a director of Longs Drug Stores Corporation from February 2006 to May 2008.  Since 2008, Ms. Harper has developed and operates a hotel in Mexico.  Ms. Harper attended the University of North Carolina at Chapel Hill.

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

Don Hendricks joined us in August 2011 as Chief Information Officer.  From November 1998 to August 2011, Mr. Hendricks served in various information technology and distribution and logistics positions at Gymboree Corporation, most recently as Chief Information Officer.  Prior to Gymboree, Mr. Hendricks held various information technology positions with other retailers, including Bisgby & Kruthers and Reading, China & More.  Mr. Hendricks holds a B.A. degree from Loyola University of Chicago.

Mark Mizicko joined us in October 2011 as Senior Vice President, Planning and Allocation. From April 2003 to March 2011, Mr. Mizicko served in various positions at Gymboree Corporation including Vice President over functions such as Planning and Allocation, E-commerce, and Marketing and Logistics.  Prior to Gymboree, Mr. Mizicko served in various planning and inventory management roles with Williams-Sonoma, The Gap and Limited Brands.  Mr. Mizicko holds a B.S. degree in Economics from The Ohio State University.

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

Item 1A.   Risk Factors

CERTAIN RISKS TO OUR BUSINESS

Before deciding to invest in Hot Topic, Inc. or to maintain or increase an investment in Hot Topic, Inc., readers should carefully consider the risks described below, in addition to the other information contained in this annual report on Form 10-K and our quarterly reports on Form 10-Q and current reports on Form 8-K.  The risks described below are not the only risks we face.  Additional risks that are not presently known to us or that we currently deem immaterial may also affect our business.  If any of these known or unknown risks actually occur, our business, financial condition and results of operations could be seriously harmed, and our stock price could decline.

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

Our cost reduction plan and strategic business changes may not achieve their anticipated benefits and could adversely affect our operations and revenues and our ability to respond to future growth opportunities

We recently completed  the implementation of all planned initiatives related to the  strategic business changes announced in fiscal 2011 to improve our overall operations and reduce costs.  The  strategic business changes involved closing underperforming stores, discontinuing our ShockHound operations, writing down inventory and writing down property and equipment that are no longer critical to the strategic direction of the company.  A number of factors could result in our not realizing the anticipated benefits from the initiatives.  Even if we are successful in implementing these initiatives, the loss of personnel and reduction in the number of stores we operate, among other things, may result in decreased operational efficiencies, unanticipated operational challenges and decreased revenues, or leave us unprepared to take advantage of growth opportunities in the future.

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

Failure of our vendors to use acceptable ethical business practices could negatively impact our business

We require and expect our vendors and manufacturers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices, the environment and intellectual property.  However, we do not control their labor and other business practices.  Further, we do not inspect our manufacturers’ operations and would not be immediately aware of any noncompliance by our vendors with applicable domestic or international laws and standards, including our internal standards.  If one of our vendors or manufacturers violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of merchandise to us could be interrupted, orders could be canceled, relationships could be terminated and our reputation could be damaged.

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

System security risk issues and system failures could disrupt our internal operations or information technology services provided to customers

Computer hacking attacks, as well as computer mal ware, denial-of-service attacks and viruses, have become increasingly prevailant in recent years.  Using such methods and others, experienced computer programmers, hackers and other users may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns.  As a result, we could incur significant expenses addressing problems created by security breaches of our network.  Moreover, we could incur significant expenses in connection with system failures.  In addition, hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.  The costs to us to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions.  In addition, our systems are not fully redundant and could be subject to failure.  Our disaster recovery planning may not be sufficient, and we may not have adequate insurance coverage to compensate us for any significant casualty loss.

We are responsible for maintaining the privacy of personally identifiable information of our customers

Through our sale transactions, loyalty programs and other methods, we obtain personally identifiable information about our customers which is subject to federal, state and international privacy laws.  These laws are constantly changing.  If we fail to comply with these laws, we may be subject to fines, penalties or other adverse actions.  For example, we are highly dependent on the use of credit cards to complete sale transactions in our stores and through our websites, and if we fail to comply with Payment Card Industry (PCI) Data Security Standards, we may become subject to limitations on our ability to accept credit cards.  Moreover, third parties may seek to access this information through improper means such as computer hacking, malware and viruses.  Any incidents involving unauthorized access or improper use of our customers’ personally identifiable information could damage our reputation and brand and result in legal or regulatory action against us.

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

Risks associated with contracting directly with manufacturers for merchandise could hinder our financial performance

Over time we expect to source a greater percentage of our merchandise directly from manufacturers.  We have limited experience in sourcing and importing merchandise directly from manufacturers.  We may encounter administrative challenges and operational difficulties with the manufacturers from which we may source our merchandise.  Operational difficulties could include reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control and failures to meet production deadlines.  A manufacturer’s failure to ship merchandise to us on a timely basis or to meet the required quality standards could cause supply shortages that could result in lost sales.  If a manufacturer conducts its operations in a manner that is illegal or regarded as unethical, it could affect our business and our reputation could be damaged.

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

Uncertainty in the global capital and credit markets may materially impair the liquidity of a portion our cash and investment portfolio

We hold cash, cash equivalents and short-term and long-term investments, including auction rate securities (discussed in more detail in “NOTE 1 – Organization and Summary of Significant Accounting Policies” contained in the financial statements and notes included elsewhere in this annual report on Form 10-K).  Continued failures of auctions for the auction rate securities we hold limit our ability to liquidate these investments and are expected to continue failing for some period of time.  Although the money market funds and municipal bonds we hold are highly rated and are comprised of high-quality, liquid instruments, if the financial markets trading the underlying assets experience a disruption, we may need to temporarily rely on other forms of liquidity.  In addition, a risk exists that our cash and investments may not always be optimally managed and this may affect our profitability and results of operations.

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

Government or consumer concerns about product safety could result in regulatory actions, recalls or changes to laws, which could harm our reputation, increase costs or reduce sales

We are subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities, and our products could be subject to involuntary recalls and other actions by these authorities.  We purchase merchandise from suppliers domestically as well as outside the United States.  One or more of our suppliers might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before such merchandise is received by our customers.  Issues of product safety could result in a recall of products we sell.  Additionally, regulatory authorities, including the Consumer Product Safety Commission, have undertaken reviews of product safety and are in the process of enacting or are considering various proposals for more stringent laws and regulations.  In particular, the Consumer Product Safety Improvement Act of 2008, which imposes significant requirements on the sale of consumer products and enhanced penalties for noncompliance.  Such regulations contain provisions which have uncertain applicability to products we sell, and such lack of certainty may inhibit our willingness carry products or cause us to carry product we otherwise would not.  These regulations could result in delays in getting products to our stores, lost sales, the rejection of our products by consumers, damage to our reputation or material increases in our costs, and may have a material adverse effect on our business.  Moreover, individuals and organization may assert legal claims for our non-compliance with consumer product rules and regulations, and we may be subject to lawsuits relating to these claims.  There is a risk that these claims or liabilities may exceed or fall outside the scope of indemnities provided by third parties or outside the coverages of our insurance policies.

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

Item 1B.         Unresolved staff comments

None.

Item 2.            Properties

We lease all of our existing store locations, with lease terms expiring between 2012 and 2022.  As of the end of fiscal 2011, we had a total of approximately 1,112,000 leased store square feet for Hot Topic and approximately 369,000 leased store square feet for Torrid.  The leases for most of the existing stores are for approximately ten-year terms and provide for minimum rent payments as well as contingent rent based upon a percent of sales in excess of the specified minimums.

We lease our headquarters and distribution center facility, located in City of Industry, California, which is approximately 250,000 square feet.  Our lease expires in April 2014, with an option to renew for two more five-year terms, and the annual base rent is approximately $1.1 million.  We own our distribution center in LaVergne, Tennessee, which is approximately 300,000 square feet.

The following chart shows, as of the end of fiscal 2011, the number of Hot Topic and Torrid stores operated within each state in the United States, Puerto Rico and Canada, as well as the aggregate number of Hot Topic and Torrid stores we operated as of the end of fiscal 2010:

Hot Topic, Inc. Stores

	Hot Topic Stores	Torrid Stores	Total Company

Alabama	7	0	7
Alaska	3	2	5
Arizona	15	6	21
Arkansas	6	0	6
California	77	45	122
Colorado	13	2	15
Connecticut	8	3	11
Delaware	2	0	2
Florida	38	5	43
Georgia	13	3	16
Hawaii	5	0	5
Idaho	4	0	4
Illinois	19	9	28
Indiana	14	1	15
Iowa	7	1	8
Kansas	6	0	6
Kentucky	6	1	7
Louisiana	8	2	10
Maine	2	0	2
Maryland	14	4	18
Massachusetts	14	2	16
Michigan	20	2	22
Minnesota	10	1	11
Mississippi	4	0	4
Missouri	13	3	16
Montana	4	0	4
Nebraska	4	0	4
Nevada	6	2	8
New Hampshire	5	1	6
New Jersey	16	6	22
New Mexico	7	1	8
New York	25	5	30
North Carolina	15	2	17
North Dakota	4	0	4
Ohio	26	4	30
Oklahoma	8	1	9
Oregon	7	3	10
Pennsylvania	31	1	32
Rhode Island	1	0	1
South Carolina	7	0	7
South Dakota	2	0	2
Tennessee	10	1	11
Texas	55	14	69
Utah	6	2	8
Vermont	1	0	1
Virginia	19	3	22
Washington	15	7	22
West Virginia	5	0	5
Wisconsin	11	2	13
Wyoming	1	0	1
Canada	4	0	4
Puerto Rico	5	1	6
FY 2011 Total	628	148	776
FY 2010 Total	657	153	810

Item 3.            Legal Proceedings

Our legal proceedings are discussed in more detail in “NOTE 9 – Commitments and Contingencies” contained in the consolidated financial statements and notes included elsewhere in this annual report on Form 10-K.

Item 4.            Mine Safety Disclosures

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

2011 Fiscal Year Quarters	High	Low

First Quarter	$6.97	$5.05
Second Quarter	$8.45	$6.35
Third Quarter	$8.74	$6.05
Fourth Quarter	$7.82	$6.44

2010 Fiscal Year Quarters	High	Low

First Quarter	$9.96	$5.26
Second Quarter	$7.99	$4.67
Third Quarter	$6.26	$4.58
Fourth Quarter	$6.75	$5.31

On March 15, 2012, the last sales price of our common stock as reported on the Nasdaq Stock Market was $9.89 per share.  As of March 15, 2012, there were approximately 173 holders of record of our common stock.  This number does not reflect the actual number of beneficial holders of our common stock, which we believe is significantly higher.

Share Repurchase   On August 17, 2011, we announced that our Board approved the repurchase of up to $25 million of our outstanding common stock during the period ended January 28, 2012.  As of January 28, 2012, we had completed the repurchase of 3,212,628 shares of our common stock for approximately $25 million (excluding expenses), which represents an average price of $7.78 per share.

The following table contains information regarding repurchases of our common stock during the fourth quarter of fiscal 2011:
Issuer Purchases of Equity Securities

Approximate
	Total		Total Number	Dollar Value of
	Number of	Average	of Shares Purchased	Shares that May
	Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Repurchased	per Share	Announced Program	Under the Program
(millions)
October 30, 2011 through November 26, 2011	249,101	$7.65	3,212,628	$-

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

The following graph shows a comparison of five-year cumulative total returns to shareholders for Hot Topic, the NASDAQ Composite Index and the NASDAQ Retail Trade Index for the period that commenced February 3, 2007 and ended on January 28, 2012.  The graph assumes an initial investment of $100 and that all dividends have been reinvested.

Item 6.            Selected Financial Data

The following table summarizes selected financial data for each of the five most recent fiscal years.  This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included elsewhere in this annual report on Form 10-K.
	Fiscal Year
	2011	2010	2009	2008	2007
	(In thousands, except per share data, number of stores, comparable
	store sales and sales per square foot)
Statement of Operations Data:
Net sales	$697,934	$708,244	$736,710	$761,074	$728,121
Cost of goods sold, including buying, distribution and occupancy costs	465,081	474,917	480,453	487,769	476,677

Gross margin	232,853	233,327	256,257	273,305	251,444
Selling, general and administrative expenses	236,308	247,089	237,010	242,483	227,147

(Loss) income from operations	(3,455)	(13,762)	19,247	30,822	24,297
Other income and interest, net	310	336	519	1,670	1,934

(Loss) income before (benefit) provision for income taxes	(3,145)	(13,426)	19,766	32,492	26,231
(Benefit) provision for income taxes	(1,327)	(5,191)	7,886	12,750	10,219

Net (loss) income	$(1,818)	$(8,235)	$11,880	$19,742	$16,012

(Loss) earnings per share:
Basic	$(0.04)	$(0.18)	$0.27	$0.45	$0.36
Diluted	$(0.04)	$(0.18)	$0.27	$0.45	$0.36
Weighted average shares outstanding:
Basic	43,892	44,554	44,134	43,789	44,005
Diluted	43,892	44,554	44,409	43,913	44,132

Selected Operating Data:
Number of stores at year end	776	810	836	840	841
Comparable stores sales increase (decrease)	0.6%	(5.3)%	(5.1)%	1.0%	(4.4)%
Average store sales per square foot	$390	$401	$422	$444	$441
Average store sales per store	$773	$762	$801	$841	$827

Balance Sheet Data:
Cash and short- and long-term investments	$67,840	$79,539	$131,257	$105,912	$53,281
Working capital	94,193	113,932	158,531	125,582	97,796
Total assets	277,963	310,607	376,394	370,571	332,101
Shareholders’ equity	$183,003	$217,497	$277,047	$258,426	$235,153

 Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations, financial condition and liquidity and other matters should be read in conjunction with the consolidated financial statements and notes included in “Item 8 – Financial Statements and Supplementary Data” elsewhere in this annual report on Form 10-K.  These statements have been prepared in conformity with accounting principles generally accepted in the United States of America and require our management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Actual results could differ from these estimates.  Our ability to achieve business objectives in fiscal 2012 and beyond will be dependent on many factors, known and unknown, including those outlined in the sections entitled “Cautionary Statement Regarding Forward Looking Disclosure” before Part I and “Item 1A – Risk Factors” included elsewhere in this annual report on Form 10-K.

Overview

Business  We are a mall and web-based specialty retailer of apparel, accessories, music and gift items for young men and women whose lifestyles reflect a passion for music, fashion and pop culture.  We operate under two concepts: Hot Topic and Torrid.  Our business is discussed in more detail in “Item 1 – Business” included elsewhere in this annual report on Form 10-K.

Strategic Business Changes  We recently completed  the implementation of all planned initiatives related to the  strategic business changes approved by the Board in fiscal 2011 to improve our operating results and to better position us for growth.   The business changes involved discontinuing the operations of ShockHound; writing down inventory; writing down property and equipment that are no longer critical to our strategic direction; and implementing other strategic business and operational initiatives.  As of the end of the second quarter of fiscal 2011, we had incurred all charges related to the strategic business changes.

Cost Reduction Plan  We have completed the implementation of a cost reduction plan that, beginning in fiscal 2011, is expected to result in an estimated annual income improvement of approximately $13 million, pre-tax.  The cost reduction plan, which was designed to meet the challenges of the environment at that time, involved closing approximately 50 underperforming stores, a majority of which closed at the end of the first quarter of fiscal 2011.  These closures occurred as a result of natural lease expirations, exercising lease kick out clauses and other negotiations.  The cost reduction plan also included reducing our home office and field management positions, reducing planned capital expenditures in fiscal 2011 to approximately $25 million from $31 million in fiscal 2010 and implementing other non-payroll overhead expense reduction initiatives.  As of the end of the second quarter of fiscal 2011, we had recorded all charges related to the cost reduction plan, completed the announced reduction of our home office and field management positions, and completed the implementation of non-payroll overhead expense reduction initiatives as part of the cost reduction plan.  As of the end of fiscal 2011, we had closed 38 Hot Topic stores and six Torrid stores as part of the plan.

The following table details charges related to the strategic business changes and the cost reduction plan recorded since their implementation in the first quarter of fiscal 2011 and the fourth quarter of fiscal 2010, respectively (in thousands).

		Non-Store Related
		Severance and	Inventory and
	Store Related	Outplacement	Asset-Related	Consulting	Stock Option
	Closure Costs 1	Costs	Costs 2	Fees	Expense	Total
Balance at October 30, 2010	$-	$-	$-	$-	$-	$-
Cost Reduction Plan charges	(7,077)	(1,850)	(830)	-	-	(9,757)
Cash payments	93	985	-	-	-	1,078
Non-cash adjustments	6,497	-	830	-	-	7,327
Balance at January 29, 2011	$(487)	$(865)	$-	$-	$-	$(1,352)
Cost Reduction Plan recovery	365	-	-	-	-	365
Strategic Business Changes charges	-	(1,583)	(9,605)	(1,606)	-	(12,794)
Cash payments	699	889	-	1,645	-	3,233
Non-cash adjustments	(659)	-	4,891	-	-	4,232
Balance at April 30, 2011	$(82)	$(1,559)	$(4,714)	$39	$-	$(6,316)
Cost Reduction Plan recovery	174	-	-	-	-	174
Strategic Business Changes charges	-	(1,330)	(532)	(1,383)	(1,072)	(4,317)
Cash payments	144	812	182	753	-	1,891
Non-cash adjustments	(455)	-	4,866	-	1,072	5,483
Balance at July 30, 2011	$(219)	$(2,077)	$(198)	$(591)	$-	$(3,085)
Cash payments	197	464	-	473	-	1,134
Non-cash adjustments	22	(43)	18	20	-	17
Balance at October 29, 2011	$-	$(1,656)	$(180)	$(98)	$-	$(1,934)
Cash payments	-	682	20	-	-	702
Non-cash adjustments	-	-	75	-	-	75
Balance at January 28, 2012	$-	$(974)	$(85)	$(98)	$-	$(1,157)

1 Store related closure costs represent charges related to the closure of approximately 50 underperforming stores.  Such charges include the write down and accelerated depreciation of store assets, the write down of inventory, early lease terminations and store severance, partially offset by certain credits and allowances.

2 Inventory and asset-related costs represent charges related to the write down and impairment of inventory and non-critical property and equipment.

We recorded charges related to store closures; write down of assets; store severance; non-store related severance and outplacement; consulting fees and stock option expense in selling, general and administrative expenses in our consolidated statements of operations.  Charges related to the write down of store inventory; accelerated depreciation of store assets; and early lease terminations were recorded in cost of goods sold in our consolidated statements of operations.

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

Comparable Store Sales and Store Count  We consider a store comparable after it has been open for 15 full fiscal months.  If a store is closed during a fiscal year, it is only included in the computation of comparable store sales for full fiscal months in which it was open.  Partial fiscal months are excluded from the computation of comparable store sales.  The following table shows our comparable store sales results by division for fiscal 2011 and other recent periods:

Fiscal Year	2011	2010	2009	2008	2007
Hot Topic	0.1%	(6.5)%	(5.6)%	1.8%	(5.7)%
Torrid	2.5%	(0.7)%	(2.9)%	(2.4)%	2.5%
Total Company	0.6%	(5.3)%	(5.1)%	1.0%	(4.4)%

In fiscal 2011, the comparable store sales increase in the Hot Topic division resulted from an increase in fashion apparel, music and license categories, partially offset by a decrease in the fashion accessories category.  The comparable store sales increase at our Torrid division was due to an increase in apparel, primarily dresses, partially offset by a decrease in the accessories category.

Our historical and planned store count, as well as the number of stores included in the comparable store base, is discussed in more detail in “Item 1 – Business” included elsewhere in this annual report on Form 10-K.

Share Repurchase  Our recent share repurchase activity is discussed in more detail in “NOTE 12 – Share Repurchase” contained in the consolidated financial statements and notes included elsewhere in this annual report on Form 10-K.

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

Merchandise Margin is used to allocate a variety of resources to each of our concepts, determine initial mark-ups, mark-downs, inventory reserves, freight costs, etc. for both concepts and to measure the general performance of each of our stores.  We consider merchandise margin to be the difference between net sales and certain costs associated with our merchandise, such as product costs, markdowns, freight, vendor allowances and inventory reserves.

Gross Margin is the difference between merchandise margin and buying, distribution and store occupancy costs.

Income from Operations is primarily driven by net sales, gross margin, our ability to control selling, general and administrative expenses, and our level of capital expenditures that affect depreciation expense.

Results of Operations

The following discussion of our results of operations, financial condition and liquidity and other matters should be read in conjunction with our consolidated financial statements and notes included elsewhere in this annual report on Form 10-K.

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales.  The discussion that follows should be read in conjunction with this table:
	Fiscal Year
	2011	2010	2009

Net sales	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution & occupancy costs	66.6%	67.1%	65.2%

Gross margin	33.4%	32.9%	34.8%
Selling, general and administrative expenses	33.9%	34.9%	32.2%

(Loss) income from operations	(0.5)%	(2.0)%	2.6%
Other income and interest, net	0.0%	0.1%	0.1%

(Loss) income before (benefit) provision for income taxes	(0.5)%	(1.9)%	2.7%
(Benefit) provision for income taxes	(0.2)%	(0.7)%	1.1%

Net (loss) income	(0.3)%	(1.2)%	1.6%

Fiscal 2011 Compared to Fiscal 2010

Net sales decreased approximately $10.3 million, or 1.5%, to $697.9 million in fiscal 2011 from $708.2 million in fiscal 2010.  The components of this $10.3 million decrease in net sales are as follows:

Amount
(in millions)	Description
$(25.2)	Decrease in net sales due to the closure of 30 Hot Topic stores and 11 Torrid stores during fiscal 2011.
0.3	Increase in comparable net sales from Hot Topic stores in fiscal 2011 compared to fiscal 2010.
2.7	Increase in net sales from Hot Topic stores not yet qualifying as comparables stores (includes one new store and 29 expanded or relocated stores opened in fiscal 2011).
2.8	Increase in net sales from Torrid stores not yet qualifying as comparable stores (includes six new stores and one relocated store opened in fiscal 2011).
2.9	Increase in comparable net sales from Torrid stores in fiscal 2011 compared to fiscal 2010.
6.2	Increase in internet sales.
$(10.3)	Total

Gross margin decreased approximately $0.4 million, or 0.2%, to $232.9 million in fiscal 2011 from $233.3 million in fiscal 2010.  As a percentage of net sales, gross margin increased to 33.4% in fiscal 2011 from 32.9% in fiscal 2010.  The components of this 0.5 percentage point increase in gross margin as a percentage of net sales are as follows:

%	Description
0.8
Decrease in store depreciation expenses related to store closures, ShockHound closure, and the accelerated depreciation taken in the prior fiscal year for stores closing as part of our cost reduction plan.

0.3	Decrease in distribution expenses, primarily due to lower freight, payroll, and supplies, partially offset by higher depreciation.
0.2	Decrease in store occupancy expenses, primarily related to charges taken in the prior fiscal year and deferred rent credits recognized in the current fiscal year as part of our cost reduction plan.
(0.1)	Increase in buying payroll expenses.
(0.7)	Decrease in merchandise margin as a result of higher markdowns.
0.5%	Total

Selling, general and administrative expenses decreased approximately $10.8 million, or 4.4%, to $236.3 million in fiscal 2011 from $247.1 million in fiscal 2010.  As a percentage of net sales, selling, general and administrative expenses were 33.9% in fiscal 2011 compared to 34.9% in fiscal 2010.  The components of this 1.0 percentage point decrease in selling, general and administrative expenses as a percentage of net sales are as follows:
%	Description
(0.8)	Decrease in store payroll expenses and related costs as a result of improved store productivity and store closures, partially offset by higher store peformance based bonuses.
(0.5)	Decrease in general and administrative payroll and related costs, professional fees, and travel/meetings expenses, partially offset by an increase in performance based bonuses and relocation expenses.
(0.5)	Decrease in impairment expenses as a result of the non-cash asset impairment charge taken for ShockHound in the prior fiscal year.
(0.2)	Decrease in other store expenses, primarily due to utility expenses, inventory service fees, costs associated with the Hot Topic loyalty program and debit/credit card processing costs.
(0.1)
Decrease in marketing expenses, primarily due to reductions in direct marketing programs and marketing events, partially offset by increased email and internet marketing programs, higher payroll and store signage expenses.

0.1	Increase in depreciation on computer hardware and software.
1.0	Costs associated with the write-down of non-critical property and equipment, severance payments, consulting fees and other costs related to the strategic business changes.
(1.0)%	Total

Loss from operations decreased approximately $10.3 million to $3.5 million in fiscal 2011 from $13.8 million in fiscal 2010.  As a percentage of net sales, loss from operations was 0.5% in fiscal 2011 compared to 2.0% in fiscal 2010.  Operating loss on an average store basis was approximately $4,000 in fiscal 2011 compared to $17,000 in fiscal 2010.  Net loss included net losses from our ShockHound concept of $0.3 million, or $0.01 per share, in fiscal 2011 compared to $4.1 million, or $0.09 per share, in fiscal 2010.

As a percentage of net sales, other interest and income, net, was immaterial in fiscal 2011 and 0.1% in 2010.

Our effective tax rate was 42.2% and 38.7% in fiscal 2011 and 2010, respectively.  The increase was primarily due to a change in the liability associated with unrecognized tax benefits and higher state income tax.

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

	Fiscal Year 2011				Fiscal Year 2010

	First	Second	Third	Fourth	First	Second	Third	Fourth
Statements of Operations Data:	(In thousands, except selected operating and per share data)

Net sales	$161,273	$150,950	$175,822	$209,889	$162,647	$150,007	$183,219	$212,371
Gross margin	50,410	48,662	59,584	74,197	54,463	46,022	64,550	68,292
(Loss) income from operations	(12,389)	(10,098)	4,223	14,809	(2,993)	(10,359)	321	(731)
Net (loss) income	$(7,661)	$(6,220)	$3,113	$8,950	$(1,778)	$(6,269)	$390	$(578)

(Loss) earnings per share:
Basic	$(0.17)	$(0.14)	$0.07	$0.21	$(0.04)	$(0.14)	$0.01	$(0.01)
Diluted	$(0.17)	$(0.14)	$0.07	$0.21	$(0.04)	$(0.14)	$0.01	$(0.01)

Weighted average shares outstanding:
Basic	44,713	44,843	43,942	42,068	44,398	44,563	44,616	44,638
Diluted	44,713	44,843	44,481	42,451	44,398	44,563	44,662	44,638

Selected Operating Data:
Comparable store sales	0.2%	2.6%	(1.6)%	1.3%	(8.7)%	(6.4)%	(5.0)%	(2.1)%
Stores open at end of period	793	781	780	776	837	834	835	810

Liquidity and Capital Resources

During fiscal 2011, one of our primary uses of cash was to repurchase an aggregate of $25 million of our common stock (discussed in more detail in “NOTE 12 – Share Repurchase” contained in the consolidated financial statements and notes included elsewhere in this annual report on Form 10-K).  We also funded cash dividend payments totaling $12.2 million during fiscal 2011 (discussed in more detail in “NOTE 4 – Cash Dividends” contained in the consolidated financial statements and notes included elsewhere in this annual report on Form 10-K).  During fiscal 2011, we made a total cash outlay of approximately $7 million related to certain strategic business changes (discussed in more detail in “NOTE 2 – Recent Business Events” contained in the consolidated financial statements and notes included elsewhere in this annual report on Form 10-K).  Other uses of cash during the last three fiscal years have been to purchase merchandise inventories, improve our information technology infrastructure and fund store remodels, relocations and to a lesser extent, new store openings.  We have typically satisfied our cash requirements principally from cash flows from operations and we also maintain a $5 million unsecured credit agreement (discussed in more detail in “NOTE 8 – Bank Credit Agreement” contained in the consolidated financial statements and notes included elsewhere in this annual report on Form 10-K).

Cash, cash equivalents and short-term and long-term investments, including auction rate securities, held by us were $67.8 million and $79.5 million as of the end of fiscal 2011 and 2010, respectively.  We believe our current cash balances and cash generated from operations will be sufficient to fund our operations through at least the next 12 months.  Auctions representing the auction rate securities we hold have continued to fail and will limit our ability to liquidate these investments for some period of time.  However, we do not believe the auction failures will impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Working capital was $94.2 million and $113.9 million for fiscal 2011 and 2010, respectively.  The $19.7 million decrease in working capital in fiscal 2011 from 2010 is primarily attributable to the $25 million repurchase of our common stock in fiscal 2011.

Net cash flows provided by operating activities were $45.9 million and $35.0 million in fiscal 2011 and 2010, respectively. The $10.9 million increase in net cash provided by operating activities in fiscal 2011 as compared to fiscal 2010 was primarily attributable to a decrease in prepaid expenses and an increase in accrued liabilities partially offset by an increase in inventory.

Net cash flows used in investing activities were $13.8 million and $45.6 million in fiscal 2011 and 2010, respectively.  The $31.8 million decrease in net cash used in investing activities in fiscal 2011 as compared to fiscal 2010 was attributable to a $24.6 million decrease in purchases of short-term and long-term investments, net of proceeds and a $7.2 million decrease in purchases of property and equipment.

Net cash flows used in financing activities were $33.7 million in fiscal 2011 compared to $56 million in fiscal 2010.  The decrease in net cash used in financing activities was primarily attributable to the $44.5 million in $1.00 per share special one-time cash dividends paid in fiscal 2010 and a $1.8 million increase in proceeds from stock related purchases, partially offset by the $25 million repurchase of our common stock in fiscal 2011.

We anticipate we will spend approximately $37 million on capital expenditures in fiscal 2012.  Of the $37 million, we plan to spend approximately $26 million for store construction and other improvements to existing stores, including remodeling or relocating them (refer to “Item 1 – Business” included elsewhere in this annual report on Form 10-K for detail on our store expansion activity).  We plan to spend the remaining capital expenditures on various improvements in our information technology infrastructure, including technological improvements at the store level and the purchase of new computer hardware and software.

The following table summarizes our contractual obligations as of the end of fiscal 2011, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period (in thousands)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases ¹	$225,025	$55,963	$83,896	$49,130	$36,036
Purchase obligations	70,154	68,979	1,175	-	-
Letters of credit and other obligations	5,919	3,593	2,326	-	-
Income tax audit settlements ²	104	104	-	-	-
Total contractual obligations	$301,202	$128,639	$87,397	$49,130	$36,036

(1)
See “NOTE 9 – Commitments and Contingencies” contained in the consolidated financial statements and notes included elsewhere in this annual report on Form 10-K for additional disclosure related to operating lease obligations.

(2)
The $0.1 million of income tax audit settlements relate to certain open audits we expect to be fully settled in fiscal 2011 and to gross unrecognized tax benefits for which the statutes of limitations are expected to expire in fiscal 2011.  Due to the uncertainty regarding the timing of future cash outflows associated with other noncurrent unrecognized tax benefits of $1.5 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amount in the contractual obligations table above.

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

Valuation of Long-Lived Assets  We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  For our Hot Topic and Torrid concepts, we group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified.  Factors we consider important that could trigger an impairment review of our stores or online operations include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend.  When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management.  These cash flows are calculated by netting future estimated sales against associated merchandise costs and other related expenses such as payroll, occupancy and marketing.  The estimated sales, net of the aforementioned costs and expenses, used for this nonrecurring fair value measurement is considered a Level 3 input as defined in “NOTE 7 – Fair Value Measurements” contained in the consolidated financial statements and notes included elsewhere in this annual report on Form 10-K.  We have recorded impairment charges in fiscal 2011 and prior years.  In addition, in the event future store performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges.  While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges.

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

Stock-Based Payments  We account for stock-based compensation expense by estimating the fair value of stock options granted, except for certain stock options granted in March 2011 that are subject to the vesting determination described in “NOTE 3 – Stock-Based Compensation” contained in the consolidated financial statements and notes included elsewhere in this annual report on Form 10-K, using the Black-Scholes option-pricing formula and a single option award approach.  We estimated the fair value of the stock options granted in March 2011 that are subject to the vesting determination using a Monte Carlo simulation valuation model.  Both of the option-pricing models used require the input of highly subjective assumptions, including the option’s expected life, price volatility of the underlying stock, risk free interest rate, early exercise behavior and expected dividend rate.  As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures are estimated based on historical experience.

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

Item 7a.            Quantitative and Qualitative Disclosures About Market Risk

We are not a party to any derivative financial instruments.  Our exposure to market risk primarily relates to changes in interest rates on our investments with maturities of less than three months (which are considered to be cash and cash equivalents) and short-term and long-term investments with maturities in excess of three months.  A 100 basis point change in interest rates over a three month period would not have a material impact on the fair value of our investment portfolio as of the end of fiscal 2011.  Cash, cash equivalents and short-term and long-term investments, including auction rate securities, are discussed in more detail in “NOTE 1 – Organization and Summary of Significant Accounting Policies” contained in the consolidated financial statements and notes included elsewhere in this annual report on Form 10-K.

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

Our management assessed the effectiveness of our internal control over financial reporting as of the end of fiscal 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Our management concluded that, as of the end of fiscal 2011, our internal control over financial reporting was effective based on the criteria set forth by COSO in Internal Control-Integrated Framework.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Hot Topic, Inc. and subsidiaries

We have audited Hot Topic, Inc. and subsidiaries’ internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hot Topic, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hot Topic, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hot Topic, Inc. and subsidiaries as of January 28, 2012 and January, 29, 2011, and the related consolidated statements of operations, shareholders' equity and comprehensive (loss) income, and cash flows for each of the three years in the period ended January 28, 2012, and our report dated March 21, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 21, 2012

Item 9B.            Other Information

On March 16, 2012, the Board, upon the recommendation of our Compensation Committee, awarded bonuses to certain of our executive officers and established the fiscal 2012 base salaries, equity grants and annual bonus plan for our executive officers.

The following table sets forth the bonus amounts awarded to certain of our named executive officers:

Named Executive Officer	Title	Cash Bonus ($)
Lisa Harper	Chairman and Chief Executive Officer	620,000
Gerald Cook	Chief Operating Officer	600,000
James McGinty	Chief Financial Officer	400,000

Ms. Harper’s bonus was a discretionary bonus awarded in recognition of her contribution to the company.  Mr. Cook and Mr. McGinty’s bonuses were awarded pursuant to retention bonus agreements entered into in March 2011.

The following table sets forth the fiscal 2012 base salaries established for, and equity compensation granted to, certain of our named executive officers (as more fully described below):

Named Executive Officer	Title	Base Salary ($)	Stock Options (# of shares)
Lisa Harper	Chairman and Chief Executive Officer	650,000	350,000
Gerald Cook	Chief Operating Officer	500,000	50,000
James McGinty	Chief Financial Officer	500,000	50,000

Except as described in the last sentence of this paragraph, all stock options described above (i) were granted pursuant to our 2006 Equity Incentive Plan, or the 2006 Plan, as amended, (ii) terminate ten years after the date of grant, or earlier in the event the optionholder’s service to the company is terminated and (iii) have an exercise price per share of $9.69, or the closing price of our common stock as reported on the Nasdaq Stock Market for Friday, March 16, 2012.  Subject to the optionholder’s continuous service to the company, 25% of the shares of common stock subject to such stock options vest on the first anniversary of the date of grant, and the remaining shares vest quarterly over the following three years.  In addition to the time-based vesting condition discussed in the preceding two sentences, the vesting of Ms. Harper’s option to purchase 100,000 shares of the 350,000 shares described above is subject to an additional condition that the company achieve a defined earnings target in fiscal year 2012.

With respect to potential annual bonuses, the Compensation Committee annually establishes target profitability levels for the ensuing fiscal year in conjunction with our annual financial plan, in order to reflect the Compensation Committee’s belief that a significant portion of the annual compensation of each executive officer should be contingent upon our performance and officer contribution to that performance.  Accordingly, our fiscal 2012 bonus plan provides for cash bonus targets based upon the achievement of certain specified financial goals for the fiscal year.  The performance targets range from a minimum (or threshold) level to a maximum level, with a target level in between.  Upon the achievement of various increasing levels of financial performance above the minimum level, varying amounts are awardable; however, the Compensation Committee may choose to recommend increasing bonuses above the original bonus targets, or to recommend awarding less than the target bonuses, or no bonuses.  The financial performance targets attributable to particular executive officers are varied to align the officers’ duties with the appropriate metrics that best reflect the officers’ impact on the company and our performance.

The following table details the fiscal 2012 annual bonus performance targets attributable to certain of our named executive officers:

Named Executive Officer	Title	Target Payout as Percentage of Base Salary
Lisa Harper	Chairman and Chief Executive Officer	175%
Gerald Cook	Chief Operating Officer	50%
James McGinty	Chief Financial Officer	50%

In addition, the Board confirmed that the target goals for fiscal 2011 set for performance share awards granted in fiscal 2009 had not been met, and therefore all such awards terminated and are of no further force or effect.  The Board also confirmed that the target goals for fiscal 2010 and 2011 set for its Long-Term Cash Incentive Awards were not met and therefore all such awards terminated and are of no further force or effect.

The Board also agreed to make certain other changes to the employment agreement of Ms. Harper, eliminating her living allowance and providing for severance benefits.  In the event Ms. Harper’s employment is terminated in a manner which would result in the payment of severance benefits, she would be entitled to receive one year base salary plus an amount that has a value equal to her target bonus for the year of termination, continuation of health benefits for three years, and accelerated vesting of outstanding stock options.  Mr. Cook’s and Mr. Mc.Ginty’s agreements were also amended to reduce their severance and health benefit continuation from twelve months to six months.

Part III

Item 10.            Directors, Executive Officers and Corporate Governance

See the section entitled “Executive Officers” in Part I, Item 1 hereof for information regarding our executive officers.

The information required by this item with respect to directors is incorporated by reference to the information appearing under the caption “Election of Directors,” contained in our Definitive Proxy Statement which will be filed with the SEC within 120 days of January 28, 2012 pursuant to Regulation 14A in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held on June 5, 2012, or the Proxy Statement.

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

Item 13.            Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information appearing under the captions “Election of Directors” and “Policies and Procedures with respect to Related Party Transactions” in the Proxy Statement.

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

For Fiscal 2011, 2010 and 2009

	Balance at	Charged to
	Beginning of	Costs and	Deductions/	Balance at
	Year	Expenses	Write-offs	End of Year

Fiscal 2011
Allowance for sales returns	$287	$53	$-	$340

Fiscal 2010
Allowance for sales returns	$363	$(76)	$-	$287

Fiscal 2009
Allowance for sales returns	$393	$(30)	$-	$363

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

10.9a
Form of Restricted Stock Bonus Agreement between Registrant and each of its non-employee directors, under the 2006 Plan.  (Filed as Exhibit 10.9a to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011 and incorporated herein by reference.)

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

10.17a
Mutual Separation Agreement, dated as of January 26, 2011, by and between Registrant and Christopher Daniel.  (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 1, 2011 and incorporated herein by reference.)

10.18a
Employment Agreement, dated as of March 21, 2011, by and between Registrant and Lisa Harper.  (Filed as Exhibit 10.21a to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011 and incorporated herein by reference.)

10.19a
Mutual Separation Agreement, dated as of March 21, 2011, by and between Registrant and Elizabeth McLaughlin.  (Filed as Exhibit 10.22a to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011 and incorporated herein by reference.)

10.20a	Form of Performance Share Award Cancellation Agreement. (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 18, 2008 and incorporated herein by reference.)

10.21
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

10.23
First Amendment to Industrial Real Estate Lease, dated March 19, 2001, by and between Majestic—Fullerton Road, LLC, PFG Fullerton Limited Partnership and Hot Topic Administration, Inc.  (Filed as Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended February 3, 2001 and incorporated herein by reference.)

10.24
Third Amendment to Industrial Real Estate Lease, dated February 25, 2004, by and among Majestic-Fullerton Road, LLC, PFG Fullerton Limited Partnership and Hot Topic Administration, Inc.  (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated herein by reference.)

10.25
Centre Pointe Distribution Park Lease, dated June 1, 2004, by and among Crescent Resources, LLC and Hot Topic, Inc.  (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 and incorporated herein by reference.)

10.26
Purchase and sale agreement between the Registrant and Crescent Resources, LLC.  (Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on June 20, 2005 and incorporated herein by reference.)

10.27	Union Bank of California Trust Agreement. (Filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on July 6, 2006 and incorporated herein by reference.)

10.28
Agreement, dated as of September 19, 2010, by and among Registrant, Steven R. Becker, Matthew A. Drapkin, Becker Drapkin Management, L.P., Becker Drapkin Partners (QP), L.P., Becker Drapkin Partners, L.P., BD Partners I, L.P. and BC Advisors, LLC.  (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 20, 2010 and incorporated herein by reference.)

10.29
Agreement, dated as of September 19, 2010, by and among Hot Topic, Inc., Clint D. Carlson, Black Diamond Offshore Ltd., Double Black Diamond Offshore Ltd., Carlson Capital L.P. and Asgard Investment Corp.  (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on September 20, 2010 and incorporated herein by reference.)

21	Hot Topic, Inc. List of Subsidiaries. (Filed as Exhibit 21 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 2010 and incorporated herein by reference.)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney is contained on the signature page.

31.1	Certification, dated March 20, 2012, of Registrant's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated March 20, 2012, of Registrant's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated March 20, 2012, of Registrant's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

a Denotes management contract or compensatory plan or arrangement.
(c)
Reference is made to Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hot Topic, Inc.

By:	/s/ Lisa Harper
Lisa Harper
Chairman and Chief Executive Officer

March 20, 2012

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

Name	Position	Date

/s/ LISA HARPER	Chairman and Chief Executive Officer (Principal Executive Officer)	March 20, 2012
Lisa Harper

/s/ JAMES MCGINTY	Chief Financial Officer	March 20, 2012
James McGinty	(Principal Financial Officer and Principal Accounting Officer)

/s/ STEVEN R. BECKER	Director	March 20, 2012
Steven R. Becker

/s/ EVELYN D'AN	Director	March 20, 2012
Evelyn D'An

/s/ MATTHEW A. DRAPKIN	Director	March 20, 2012
Matthew A. Drapkin

/s/ W. SCOTT HEDRICK	Director	March 20, 2012
W. Scott Hedrick

/s/ BRUCE QUINNELL	Director	March 20, 2012
Bruce Quinnell

/s/ ANDREW SCHUON	Director	March 20, 2012
Andrew Schuon

/s/ THOMAS VELLIOS	Director	March 20, 2012
Thomas Vellios

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Hot Topic, Inc.

We have audited the accompanying consolidated balance sheets of Hot Topic, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, shareholders' equity and comprehensive (loss) income, and cash flows for each of the three years in the period ended January 28, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hot Topic, Inc. and subsidiaries at January 28, 2012 and January 29, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hot Topic, Inc. and subsidiaries’ internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 21, 2012

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended
	January 28,	January 29,	January 30,
	2012	2011	2010

Net sales	$697,934	$708,244	$736,710
Cost of goods sold, including buying,
distribution and occupancy costs	465,081	474,917	480,453
Gross margin	232,853	233,327	256,257

Selling, general and administrative expenses	236,308	247,089	237,010
(Loss) income from operations	(3,455)	(13,762)	19,247

Other income and interest , net	310	336	519
(Loss) income before (benefit) provision for income taxes	(3,145)	(13,426)	19,766

(Benefit) provision for income taxes	(1,327)	(5,191)	7,886
Net (loss) income	$(1,818)	$(8,235)	$11,880

(Loss) earnings per share:
Basic	$(0.04)	$(0.18)	$0.27
Diluted	$(0.04)	$(0.18)	$0.27

Cash dividends declared and paid per share:	$0.28	$1.28	$-

Shares used in computing (loss) earnings per share:
Basic	43,892	44,554	44,134
Diluted	43,892	44,554	44,409

See accompanying Notes to Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	January 28, 2012	January 29, 2011

Assets
Current assets:
Cash and cash equivalents	$49,615	$51,316
Short-term investments	16,503	25,240
Inventory	70,800	70,267
Prepaid expenses and other	19,574	21,714
Deferred tax assets	5,953	6,050
Total current assets	162,445	174,587

Property and equipment, net	105,790	123,219
Deposits and other	4,902	4,550
Long-term investments	1,722	2,983
Deferred tax assets	3,104	5,268
Total assets	$277,963	$310,607

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$23,828	$22,024
Accrued liabilities	44,253	37,963
Income taxes payable	171	668
Total current liabilities	68,252	60,655

Deferred rent and other	20,486	26,255
Income taxes payable	1,812	1,911
Deferred compensation	4,410	4,289

Commitments and contingencies

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common shares, no par value; 150,000,000 shares authorized;
42,047,991 and 44,629,656 shares issued and outstanding
at January 28, 2012 and January 29, 2011 respectively	129,354	128,062
Retained earnings	53,866	89,653
Accumulated other comprehensive loss	(217)	(218)
Total shareholders’ equity	183,003	217,497
Total liabilities and shareholders’ equity	$277,963	$310,607

See accompanying Notes to Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive (Loss) Income
(In thousands)

				Accumulated
				Other	Total
	Common Shares		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

Balance at January 31, 2009	43,950	$116,740	143,025	(1,339)	$258,426
Exercise of stock options	301	1,319	-	-	1,319
Employee stock purchase plan	63	365	-	-	365
Restricted stock awards	26	155	-	-	155
Tax benefit from exercise of stock
options, net	-	107	-	-	107
Stock-based compensation expense	-	3,866	-	-	3,866
Comprehensive income:
Net income	-	-	11,880	-	11,880
Unrealized gain on short-term and long-term
investments, net	-	-	-	929	929

Total comprehensive income					12,809
Balance at January 30, 2010	44,340	$122,552	$154,905	$(410)	$277,047
Exercise of stock options	174	938	-	-	938
Employee stock purchase plan	95	411	-	-	411
Restricted stock awards	21	155	-	-	155
Tax deficiency from exercise of stock
options, net	-	(41)	-	-	(41)
Stock-based compensation expense	-	4,047	-	-	4,047
Dividends	-	-	(57,017)	-	(57,017)
Comprehensive loss:
Net loss	-	-	(8,235)	-	(8,235)
Unrealized gain on short-term and long-term investments,
net of foreign currency exchange rate adjustments	-	-	-	192	192

Total comprehensive loss					(8,043)
Balance at January 29, 2011	44,630	$128,062	$89,653	$(218)	$217,497
Exercise of stock options	523	2,743	-	-	2,743
Employee stock purchase plan	71	389	-	-	389
Restricted stock awards	37	189	-	-	189
Repurchase of common stock	(3,213)	(3,309)	(21,770)	-	(25,079)
Tax deficiency from exercise of stock
options and awards, net	-	(2,806)	-	-	(2,806)
Stock-based compensation expense	-	4,086	-	-	4,086
Dividends	-	-	(12,199)	-	(12,199)
Comprehensive loss:
Net loss	-	-	(1,818)	-	(1,818)
Unrealized gain on short-term and long-term investments,
net of foreign currency exchange rate adjustments	-	-	-	1	1

Total comprehensive loss					(1,817)
Balance at January 28, 2012	42,048	$129,354	$53,866	$(217)	$183,003

See accompanying Notes to Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended
	January 28,	January 29,	January 30,
	2012	2011	2010
OPERATING ACTIVITIES
Net (loss) income	$(1,818)	$(8,235)	$11,880
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	35,729	40,926	38,317
Stock-based compensation	4,373	4,235	4,021
Loss on disposal of property and equipment	2,896	1,085	344
Impairment of long-lived assets	2,658	6,054	1,454
Deferred taxes	(1,167)	(1,002)	2,276
Gift card breakage	(853)	(1,100)	(1,071)
Changes in operating assets and liabilities:
Inventory	(536)	6,203	3,441
Prepaid expenses and other current assets	2,139	(7,320)	(498)
Deposits and other assets	(353)	(1,246)	(1,697)
Accounts payable	1,804	1,789	778
Accrued liabilities	7,389	(93)	(2,003)
Deferred rent and other	(5,769)	(5,932)	(4,722)
Income taxes payable	(596)	(346)	(6,526)
Net cash provided by operating activities	45,896	35,018	45,994

INVESTING ACTIVITIES
Purchases of property and equipment	(23,891)	(31,031)	(24,332)
Proceeds from sale of short-term and long-term investments	25,796	6,160	13,810
Purchases of short-term and long-term investments	(15,743)	(20,685)	(10,085)
Net cash used in investing activities	(13,838)	(45,556)	(20,607)

FINANCING ACTIVITIES
Excess tax benefit from stock-based compensation	592	246	558
Proceeds from employee stock purchases and exercise
of stock options	3,132	1,349	1,684
Payment of capital lease obligation	(191)	(571)	-
Payment of cash dividends	(12,199)	(57,017)	-
Repuchase of common stock	(25,079)	-	-
Net cash (used in) provided by financing activities	(33,745)	(55,993)	2,242
(Decrease) increase in cash and cash equivalents	(1,687)	(66,531)	27,629
Effect of foreign currency exchange rate changes
on cash	(14)	83	-
Cash and cash equivalents at beginning of period	51,316	117,764	90,135
Cash and cash equivalents at end of period	$49,615	$51,316	$117,764

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$10	$32	$12
Cash (received) paid during the period for income taxes	$(1,109)	$2,480	$12,680

See accompanying Notes to Consolidated Financial Statements.

 HOT TOPIC, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 28, 2012

NOTE 1. Organization and Summary of Significant Accounting Policies

Organization and Business Activities  We are a mall and web-based specialty retailer of apparel, accessories, music and gift items for young men and women whose lifestyles reflect a passion for music, fashion and pop culture.  We operate under two concepts: Hot Topic and Torrid.  Music is the overriding inspiration at Hot Topic and Torrid is focused on providing the best in fashion to young plus-size women.  We generate revenues primarily through our retail stores in the United States of America, Puerto Rico and Canada, and online through our websites.   We were incorporated in California in 1988.  We currently have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts.  During the second quarter of fiscal 2011, the operations of ShockHound, our online digital music website launched in fiscal 2008, were discontinued.  Refer to “NOTE 2 – Recent Business Events” contained in these consolidated financial statements and notes for more information concerning the discontinuation of ShockHound’s operations.

Principles of Consolidation Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The consolidated financial statements include the accounts of Hot Topic, Inc. and our wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year Our fiscal year ends on the Saturday nearest to January 31.  References to fiscal 2012 refer to the 53-week period ending February 2, 2013.  References to fiscal 2011, 2010, 2009, 2008 and 2007 refer to the 52-week periods ended January 28, 2012, January 29, 2011, January 30, 2010, January 31, 2009 and February 2, 2008.

Use of Estimates  We are required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with generally accepted accounting principles.  Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes.  Our most significant estimates relate to the valuation of inventory balances, the valuation of our auction rate securities, the determination of sales returns, the assessment of expected cash flows used in evaluating long-lived assets for impairment, the determination of gift card breakage and estimates related to certain strategic business changes made during the year.  The estimation process required to prepare our consolidated financial statements requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain.  Our actual results could differ materially from those estimates.

Cash and Cash Equivalents We consider all highly liquid investments with maturities of less than three months when purchased to be cash equivalents.  All credit and debit card transactions that process in less than seven days are classified as cash and cash equivalents.  The amounts due from third party financial institutions for these transactions classified as cash totaled $2.9 million and $3.0 million as of the end of fiscal 2011 and 2010, respectively.  Cash used primarily for working capital purposes is maintained with various major financial institutions in amounts which are in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance limits.  We are potentially exposed to a concentration of credit risk when cash deposits in banks are in excess of FDIC limits.  Excess cash and cash equivalents, which represent the majority of our cash and cash equivalents balance, are held primarily in diversified money market funds.

Fair Value of Financial Instruments  We consider carrying amounts of cash and cash equivalents, receivables and accounts payable to approximate fair value because of the short maturity of these financial instruments.

Short-Term and Long-Term Investments Our short-term investments consist of highly-rated interest-bearing municipal bonds that have maturities that are less than one year and are accounted for as available for sale.  As of the end of fiscal 2011, short-term investments consisted of municipal bonds of $16.5 million.  As of the end of fiscal 2010, short-term investments consisted of $5.0 million of certificates of deposit that were guaranteed by the Federal Deposit Insurance Corporation, classified as held to maturity and had maturities that were less than one year,  and municipal bonds of $20.2 million.  Refer to “NOTE 7 – Fair Value Measurements” contained in these consolidated financial statements and notes for further discussion on how we determined the fair value of our short-term investments.  The associated unrealized net losses and gains in fiscal 2011 and 2010, respectively, were immaterial and have been recorded in accumulated other comprehensive loss, or OCL, reflected in the shareholders’ equity section of the consolidated balance sheet.

As of the end of fiscal 2011, our long-term investments were comprised of auction rate securities.  As of the end of fiscal 2010, our long-term investments were comprised of auction rate securities and highly-rated interest-bearing municipal bonds that had maturities that were more than one year and were accounted for as available for sale.  As of the end of fiscal 2010, the fair value of our long-term municipal bonds was $0.5 million and the associated unrealized losses were immaterial and recorded in OCL reflected in the shareholders’ equity section of the consolidated balance sheet.

Our auction rate securities are AAA/A3-rated debt instruments with maturities of 26 years.  They are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education.  Their interest rates are reset through an auction process, most commonly at intervals of approximately 4 weeks.  This same auction process is designed to provide a means by which these securities can be sold and prior to 2008 had provided a liquid market for them.  There continues to be uncertainty in the global credit and capital markets, which has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids.  While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value.  Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities has been based on a valuation model using current assumptions.  Refer to “NOTE 7 – Fair Value Measurements” contained in these consolidated financial statements and notes for further discussion on how we determined the fair value of our investment in auction rate securities.

As of the end of fiscal 2011 and 2010, the fair value of our auction rate securities was $1.7 million and $2.5 million, respectively.  The $0.8 million decline in fair value from the beginning of the fiscal year represents a $0.1 million, $0.7 million and a $50,000 redemption of certain auction rate securities at par during the first, second and third quarters of fiscal 2011, respectively, as well as a decrease in fair value of the remaining auction rate securities of $50,000.  The decrease is offset by the recovery in fair value of $0.1 million which was previously temporarily impaired.  The fair value of our remaining auction rate securities as of the end of fiscal 2011 reflects a cumulative decline of $0.4 million from the par value.  This cumulative $0.4 million decline ($0.2 million net of tax) is deemed temporary as we have the ability to hold these securities and we do not have the intent to sell them below par value.  Furthermore, it is not likely that we will be required to sell the securities before the recovery of their amortized cost basis.  If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations.  In addition, in the event that we decide to sell these securities and it becomes likely that we will be required to sell the securities before the recovery of their amortized cost basis, we may be required to recognize impairment charges against income.  We have classified all auction rate securities as non-current assets on our consolidated balance sheet, as we do not expect them to successfully auction and recover their full or par value within the next 12 months.

In fiscal 2011 and 2010, we recorded unrealized gains of $0.1 million ($0.1 million net of tax) and $0.2 million ($0.1 million net of tax), respectively, for our auction rate securities in accumulated OCL reflected in the shareholders’ equity section of the consolidated balance sheet.  The $0.1 million unrealized gain in fiscal 2011 primarily represents a $149,000 recovery in fair value which was previously temporarily impaired, offset by a $52,000 decrease in fair value of the remaining auction rate securities.

Accumulated OCL is comprised of unrealized gains and losses from short-term and long-term investments, net of all related taxes, as well as foreign currency translation adjustments and are reflected in the shareholders’ equity section of the consolidated financial statements.

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

Property and Equipment  Property and equipment are recorded at cost less accumulated depreciation, or in the case of capitalized leases, at the present value of future minimum lease payments.  Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred.  Application and development costs associated with internally developed software such as salaries of employees and payments made to third parties and consultants working on the software development are capitalized.  Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform.  Capitalized internal use software costs are amortized using the straight-line method over their estimated useful lives, generally three years.  In fiscal 2011, 2010 and 2009, we amortized approximately $1.5 million, $1.8 million and $1.1 million, respectively.  Additionally, as of the end of fiscal 2011 and 2010, the net book value of capitalized internal use software totaled approximately $2.5 million and $3.5 million, respectively.

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

In fiscal 2011, 2010 and 2009, we recorded store impairment charges of $2.4 million (of which $0.9 million related to the cost reduction plan described in “NOTE 2 – Recent Business Events” contained in these consolidated financial statements and notes), $3.1 million (of which $1.2 million related to the cost reduction plan described in “NOTE 2 – Recent Business Events” contained in these consolidated financial statements and notes) and $0.9 million, respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations.  During the third quarter of fiscal 2010, we concluded that ShockHound’s assets had become impaired due to its slower than expected revenue growth.  Revenues from partnerships entered into in the earlier part of fiscal 2010, as well as other revenues, did not build as much as we had anticipated.  In the third quarter of fiscal 2010, we recorded an impairment charge of $3.0 million to selling, general and administrative expenses in our consolidated statements of operations.  We did not record an impairment charge for ShockHound in fiscal 2011 or 2009.

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

Revenue Recognition  Revenue is generally recognized at our retail store locations at the point at which the customer receives and pays for the merchandise at the register.  For online sales, revenue is recognized upon delivery to the customer.  Sales are recognized net of merchandise returns, which are reserved for based on historical experience.  As of the end of fiscal 2011, 2010 and 2009, net merchandise returns were $22.8 million, $22.4 million and $24.0 million, respectively.  Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption.  Shipping and handling revenues from our websites are included as a component of net sales.

We recognize estimated gift card breakage as a component of net sales in proportion to actual gift card redemptions over the period that remaining gift card values are redeemed.  Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by us for which liability was recorded in prior periods.  While customer redemption patterns result in estimated gift card breakage, which approximates 5 to 6%, changes in our customers’ behavior could impact the amount that ultimately is unused and could affect the amount recognized as a component of net sales. In fiscal 2011, 2010 and 2009, we recognized $0.9 million, $1.1 million and $1.1 million, respectively, as a component of sales in proportion to actual gift card redemptions over the period that remaining gift card values are redeemed.

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

Vendor Allowances We receive certain allowances from our vendors primarily related to damaged merchandise, markdowns and pricing.  Allowances received from vendors related to damaged merchandise and pricing are reflected as a reduction of inventory in the period they are received and allocated to cost of sales during the period in which the items are sold.  Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received as these allowances are received after goods have been sold or marked down.  In fiscal 2011, 2010 and 2009, we received vendor allowances of $8.3 million, $8.5 million and $8.3 million, respectively, of which $8.3 million, $8.4 million and $8.2 million, respectively, were accounted for as a reduction of cost of goods sold.  Most of the vendor allowances that we receive are based on on-going agreements and negotiations with vendors.  We receive vendor allowances from substantially all of our vendors.

Selling, General and Administrative Expenses  Selling, general and administrative expenses include: payroll expenses associated with stores; store operating expenses; store pre-opening costs; marketing expenses; and payroll and other expenses associated with headquarters and administrative functions.

Store Pre-Opening Costs These are costs incurred in connection with the opening of a new store and are expensed as incurred.

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

Advertising Costs  Advertising costs are expensed the first time the event occurs or as incurred.  During fiscal 2011, 2010 and 2009, advertising expenses were $7.4 million, $8.5 million and $7.3 million, respectively, and advertising reimbursements from vendors for these years were immaterial.  As of the end of fiscal 2011 and 2010, the amount of advertising costs reported as prepaid advertising was immaterial.

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

Stock-Based Payments  We account for stock-based compensation expense by estimating the fair value of stock options granted, except for certain stock options granted in March 2011 that are subject to the vesting determination described in “NOTE 3– Stock-Based Compensation” contained in these consolidated financial statements and notes, using the Black-Scholes option-pricing formula and a single option award approach.  We estimated the fair value of the stock options granted in March 2011 that are subject to the vesting determination using a Monte Carlo simulation valuation model.  Both of the option-pricing models used require the input of highly subjective assumptions, including the option’s expected life, price volatility of the underlying stock, risk free interest rate, early exercise behavior and expected dividend rate.  As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures are estimated based on historical experience.

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

Comprehensive (Loss) Income  Comprehensive (loss) income includes all changes in equity during a period except those that resulted from investments by or distributions to shareholders.  Other comprehensive (loss) income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive (loss) income, but excluded from net (loss) income as these amounts are recorded directly as an adjustment to shareholders’ equity.  Components of our comprehensive (loss) income include net (loss) income and gains/losses associated with our short-term and long-term investments.

Comprehensive (loss) income as of the end of fiscal 2011, 2010 and 2009 is as follows (in thousands):

	Fiscal Year
	2011	2010	2009
Comprehensive (loss) income
Net (loss) income	$(1,818)	$(8,235)	$11,880
Foreign currency translation adjustment	(23)	71	-
Unrealized gain on short- and long-term
investments, net	24	121	929
Total comprehensive (loss) income	$(1,817)	$(8,043)	$12,809

During fiscal 2011, we recognized a $30,000 tax expense for the $97,000 unrealized gain on auction rate securities.  The resulting $67,000 net gain is recorded in other comprehensive loss.  Unrealized loss on short-term and long-term marketable securities during fiscal 2011 was $43,000 and the related tax expense on this activity was not material.  During fiscal 2011, we also recognized a loss on foreign currency translation adjustments in connection with our stores in Canada.  During fiscal 2010, we recognized an $85,000 tax expense for the $155,000 unrealized gain on auction rate securities.  The resulting $70,000 net gain is recorded in other comprehensive loss.  Unrealized gain on short-term marketable securities during fiscal 2010 was $51,000 and the related tax expense on this activity was not material.  During fiscal 2010, we also recognized a gain on foreign currency translation adjustments in connection with our stores in Canada.  During fiscal 2009, we recognized a $0.5 million tax expense for the $1.3 million unrealized gain on auction rate securities resulting in a $0.8 million net gain.  Unrealized gain on short-term marketable securities during fiscal 2009 was $132,000 and the related tax expense on this activity was not material.  We did not have any foreign currency translation adjustments in fiscal 2009.

Impact of Recently Issued Accounting Pronouncements

In May 2011, the FASB issued new guidance that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards, or IFRS.  The new guidance changes some fair value measurement principles and disclosure requirements under U.S. GAAP.  Among the changes, the new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities).  Additionally, the new guidance extends the prohibition of applying a blockage factor (that is, premium or discount related to size of the entity’s holdings) to all fair value measurements.  A fair value measurement that is not a Level 1 measurement may include premiums or discounts other than blockage factors.  The new guidance is effective for interim or fiscal years beginning on or after December 15, 2011, with early adoption prohibited.  The adoption of this new guidance is not expected to have a material impact on our financial condition or results of operations.

In June 2011, the FASB issued a final standard requiring entities to present net (loss) income and other comprehensive (loss)  income in either a single continuous statement or in two separate, but consecutive, statements of net (loss) income and other comprehensive (loss) income.  The new standard eliminates the option to present items of other comprehensive (loss) income in the statement of changes in equity.  The new requirements do not change which components of comprehensive (loss) income are recognized in net (loss) income or other comprehensive (loss) income, or when an item of other comprehensive (loss) income must be reclassified to net (loss) income.  Also, (loss) earnings per share computations do not change.  The new requirements are effective for interim and fiscal years beginning after December 15, 2011, with early adoption permitted.    Full retrospective application is required.  As this standard relates only to the presentation of other comprehensive (loss) income, the adoption of this new guidance is not expected to have a material impact on our financial condition or results of operations.

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

Cost Reduction Plan  In November 2010, our Board approved a cost reduction plan, designed to meet the challenges of the environment at that time, which involved closing approximately 50 underperforming stores, a majority of which closed by the end of the first quarter of fiscal 2011.  These closures occurred as a result of natural lease expirations, exercising lease kick out clauses and other negotiations.  The cost reduction plan also included reducing our home office and field management positions, reducing planned capital expenditures in fiscal 2011 relative to fiscal 2010 and implementing other non-payroll overhead expense reduction initiatives.  As of the end of the second quarter of fiscal 2011, we had recorded all charges related to the cost reduction plan, completed the announced reduction of our home office and field management positions, and completed the implementation of non-payroll overhead expense reduction initiatives as part of the cost reduction plan.  As of the end of fiscal 2011, we had closed 38 Hot Topic stores and six Torrid stores.

The following table details charges related to the strategic business changes and cost reduction plan recorded since their implementation in the first quarter of fiscal 2011 and the fourth quarter of fiscal 2010, respectively, (in thousands).

		Non-Store Related
		Severance and	Inventory and
	Store Related	Outplacement	Asset-Related	Consulting	Stock Option
	Closure Costs 1	Costs	Costs 2	Fees	Expense	Total
Balance at October 30, 2010	$-	$-	$-	$-	$-	$-
Cost Reduction Plan charges	(7,077)	(1,850)	(830)	-	-	(9,757)
Cash payments	93	985	-	-	-	1,078
Non-cash adjustments	6,497	-	830	-	-	7,327
Balance at January 29, 2011	$(487)	$(865)	$-	$-	$-	$(1,352)
Cost Reduction Plan recovery	365	-	-	-	-	365
Strategic Business Changes charges	-	(1,583)	(9,605)	(1,606)	-	(12,794)
Cash payments	699	889	-	1,645	-	3,233
Non-cash adjustments	(659)	-	4,891	-	-	4,232
Balance at April 30, 2011	$(82)	$(1,559)	$(4,714)	$39	$-	$(6,316)
Cost Reduction Plan recovery	174	-	-	-	-	174
Strategic Business Changes charges	-	(1,330)	(532)	(1,383)	(1,072)	(4,317)
Cash payments	144	812	182	753	-	1,891
Non-cash adjustments	(455)	-	4,866	-	1,072	5,483
Balance at July 30, 2011	$(219)	$(2,077)	$(198)	$(591)	$-	$(3,085)
Cash payments	197	464	-	473	-	1,134
Non-cash adjustments	22	(43)	18	20	-	17
Balance at October 29, 2011	$-	$(1,656)	$(180)	$(98)	$-	$(1,934)
Cash payments	-	682	20	-	-	702
Non-cash adjustments	-	-	75	-	-	75
Balance at January 28, 2012	$-	$(974)	$(85)	$(98)	$-	$(1,157)

1 Store related closure costs represent charges related to the closure of approximately 50 underperforming stores.  Such charges include the write down and accelerated depreciation of store assets, the write down of inventory, early lease terminations and store severance, partially offset by certain credits and allowances.

2 Inventory and asset-related costs represent charges related to the write down and impairment of inventory and non-critical property and equipment.

We recorded charges related to store closures; write down of assets; store severance; non-store related severance and outplacement; consulting fees and stock option expense in selling, general and administrative expenses in our consolidated statements of operations.  Charges related to the write down of store inventory; accelerated depreciation of store assets; and early lease terminations were recorded in cost of goods sold in our consolidated statements of operations.

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

The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board.  Both incentive and non-statutory stock options granted by us under the 2006 Plan must carry an exercise price of at least 100% of the fair market value of our common stock on the date of grant.  Incentive stock options must carry an exercise price of at least 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock.  Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 10 years.  In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) the 732,456 shares of common stock remaining available for issuance under the 1996 Plan as of June 13, 2006, (b) an additional 2,350,000 shares and (c) the number of shares subject to stock awards as of June 13, 2006 under the 1996 Plan pursuant to the terms of the 1996 Plan.  As of the end of fiscal 2011, 1,910,443 shares were available for future grants under the 2006 Plan.  Except for a grant to Lisa Harper in her capacity as an independent consultant, as further discussed below in this note, all awards to date under the 2006 Plan have been granted to our employees and none have been granted to consultants.

In March 2008, we granted performance stock awards under the 2006 plan to certain members of our management.  These 2008 awards provided for the issuance of up to 158,000 shares of our common stock, net of forfeitures, with vesting and issuance contingent upon achieving a performance goal for fiscal 2010, based upon our operating income for that fiscal year; and prior to vesting (or termination without vesting), the awards constituted an agreement by us to issue shares to the extent this performance goal was ultimately met.  The market value of our common stock as of the 2008 grant date of these performance stock awards was $4.75.  Compensation expense for these awards was required to be recorded over the three-year term of the awards, based on the market values as of the grant dates, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2010.  In March 2011, the Board confirmed that the target performance goal for fiscal 2010 had not been met, and therefore all such awards terminated without vesting or issuance of the underlying shares.  We did not recognize any compensation expense for these 2008 awards.

In March 2009, we granted performance stock awards under the 2006 Plan to certain members of our management.  These grants were substantially similar to the performance stock awards granted in March 2008.  None of these awards have vested and no shares have been issued pursuant to the grants.  The 2009 awards provide for the issuance of up to 100,000 shares of our common stock, net of forfeitures, with vesting and issuance contingent upon achieving performance goals for fiscal 2011, based upon our operating income for that fiscal year; and prior to vesting (or termination without vesting), the awards constitute an agreement by us to issue shares to the extent this performance goal is ultimately met.  The market value of our common stock as of the 2009 grant date of these performance stock awards was $9.56.  Compensation expense for these awards is required to be recorded over the three-year term of the awards, based on the market values as of the grant dates, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2011.  As of the end of fiscal 2011, none of the 2009 performance stock awards were earned.  In aggregate, we did not recognize any compensation expense for these 2009 awards.

Under our 1996 Non-Employee Directors’ Stock Option Plan, or the 1996 NEDSOP, we may grant and have granted stock options to non-employee directors.  The exercise price of options granted under the 1996 NEDSOP shall be determined by the Board at the date of grant and shall be 100% of the fair market value of our common stock on the date of grant.  Unless the Board determines otherwise, options vest over four years and generally expire ten years from the date of grant.  The total share reserve under the 1996 NEDSOP is 720,000 shares, of which 34,976 shares were available for future grants as of the end of fiscal 2011.  However, in June 2011, the Board suspended the plan given the near-depletion of the share reserve, subject to reinstatement in the event additional shares become available for future grants due to termination of unexercised awards, or amendment.  No options under the 1996 NEDSOP have been granted to anyone for their role as a consultant to the company.

In June 2011, October 2010, June 2010 and June 2009, we granted non-employee directors an aggregate of 25,387, 5,638, 31,763 and 20,559 shares of restricted common stock, respectively, under the 2006 Plan.  Restricted shares generally vest in one installment in the year subsequent to the grant year.  All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board.  The value of these grants is expensed over the vesting period.  During fiscal 2011, $189,000, of which $69,000 relates to the fiscal 2010 grant, was expensed.   During fiscal 2010, $172,000, of which $52,000 related to the fiscal 2009 grant, was expensed.  During fiscal 2009, $155,000, of which $52,000 related to the fiscal 2008 grant, was expensed.

In February 2011, prior to her appointment as Chief Executive Officer, we granted Lisa Harper, in her capacity as an independent consultant, 17,568 shares of restricted common stock under the 2006 Plan.  This grant was substantially similar to the restricted common stock granted to non-employee directors in June 2011, October 2010, June 2010 and June 2009.  The total charge of $98,000 was expensed for this grant during the first quarter of fiscal 2011.

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

In March 2011, we granted certain employees the option to purchase an aggregate of 450,000 shares of our common stock, net of forfeitures, under the 2006 Plan.  These share options are subject to four-year vesting, but vesting will occur in full upon the occurrence of the vesting determination described above.

The following table summarizes stock options outstanding under all of our plans as of the end of fiscal 2011, as well as activity during fiscal 2011:

	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	7,052,417	$11.75

Granted	2,896,262	$6.39
Exercised	(522,950)	$5.25
Forfeited or expired	(3,535,290)	$12.43

Outstanding at end of year	5,890,439	$9.29

Exercisable at end of year	2,877,298	$12.25

The following table summarizes information about stock options outstanding and exercisable as of the end of fiscal 2011:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-	Weighted-
		Average	Average		Average	Average
		Exercise	Contractual		Exercise	Contractual
Range of Exercise Prices	Options	Price	Life (Years)	Options	Price	Life (Years)
$4.56 - $5.66	563,581	$4.88	6.60	379,361	$4.83
$5.77 - $5.77	1,825,000	$5.77	9.17	208,333	$5.77
$5.79 - $7.95	1,181,113	$6.90	8.23	313,717	$6.48
$8.60 - $13.90	1,312,181	$10.87	6.09	967,323	$11.56
$14.01- $25.51	1,008,564	$18.84	1.77	1,008,564	$18.84
$4.56 - $25.51	5,890,439	$9.29	6.78	2,877,298	$12.25	4.61

The aggregate intrinsic values of stock options outstanding and exercisable as of the end of fiscal 2011 were $5.8 million and $1.8 million, respectively.  The aggregate intrinsic values of stock options outstanding and exercisable as of the end of fiscal 2010 were $0.6 million and $0.3 million, respectively.

The total fair value of shares vested during fiscal 2011, 2010 and 2009 is $3.7 million, $4.4 million and $3.8 million, respectively.

Cash proceeds, tax benefits and intrinsic values related to total stock options exercised during fiscal 2011, 2010 and 2009 are provided in the following table (in thousands):

	Fiscal Year
	2011	2010	2009
Proceeds from stock options exercised	$2,743	$938	$1,319
Tax benefit related to stock options exercised	$486	$206	$558
Intrinsic value of stock options exercised	$1,215	$514	$1,429

In June 1996, the Board adopted the Employee Stock Purchase Plan, or the Stock Purchase Plan.  The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees.  All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan.  Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason.  In general, an employee may reduce their contribution or withdraw from participation in an offering at any time during the purchase period for such offering.  Employees receive a 15% discount on shares purchased under the Stock Purchase Plan.  Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted.  The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996.  Subsequent offerings have occurred every six months commencing January 1, 1997.  As of the end of fiscal 2011, 730,792 shares could still be sold to employees under the Stock Purchase Plan.  Compensation expense for fiscal 2011, 2010 and 2009 was $168,000, $174,000 and $148,000, respectively, related to the fair value of the rights granted to participants under the Stock Purchase Plan.

Accounting for Stock-Based Compensation Expense  We account for stock-based compensation expense by estimating the fair value of stock options granted, except for certain stock options granted in March 2011 that are subject to the vesting determination described above, using the Black-Scholes option-pricing formula and a single option award approach.  The fair value is then amortized over the requisite service periods of the awards.  As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

We estimate the fair values of the stock options granted in March 2011, that are subject to the vesting determination, using a Monte Carlo simulation valuation model.  The fair values of the options to purchase the aggregate of 450,000 shares are amortized over the vesting period determined by this model.  The entire fair value of the 500,000 share option was recognized as compensation expense during fiscal 2011.

The effect of recording stock-based compensation for fiscal 2011, 2010 and 2009 was as follows (in thousands, except per share amounts):

	Fiscal Year
Stock-based compensation by type of award:	2011	2010	2009
Employee and director stock options and awards	$4,205	$4,060	$4,076
Restricted stock units, net of adjustments	-	-	(203)
Employee stock purchase plan	168	175	148

Total stock-based compensation expense	$4,373	$4,235	$4,021
Tax effect on stock-based compensation expense	(1,594)	(1,555)	(1,487)

Net effect on net (loss) income	$2,779	$2,680	$2,534

For fiscal 2011, 2010 and 2009, $484,000, $643,000 and $604,000, respectively, of stock-based compensation expense was recorded as a component of cost of goods sold and the remainder, $3.9 million, $3.6 million and $3.4 million, respectively, was charged to selling, general and administrative expense.

As of the end of fiscal 2011 and 2010, we had $5.2 million and $5.1 million, respectively, of unrecognized expense related to non-vested stock option grants with the exception of certain stock options granted in March 2011 that are subject to the vesting determination), which is expected to be recognized over weighted average periods of 2.67 years and 2.48 years, respectively.

As of the end of fiscal 2011, we had $0.6 million of unrecognized expense related to the options to purchase an aggregate of 450,000 shares of our common stock granted in March 2011 that are subject to the vesting determination, which is expected to be recognized over a weighted average period of 3.17 years.

As of the end of fiscal 2011 and 2010, we had $0.1 million of unrecognized expense related to restricted stock grants, which are expected to be recognized over weighted average periods of 0.23 years and 0.36 years, respectively.

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

The following weighted average assumptions were used in the Black-Scholes option valuation model for stock options granted:

	Fiscal Year
	2011	2010	2009
Risk free interest rate	2%	2%	2%
Expected life	5 years	5 years	5 years
Expected volatility	58%	57%	56%
Expected dividend yield	4%	3%	0%

Weighted average fair value at grant date	$2.45	$2.84	$4.46

A Monte Carlo simulation was used to determine the fair value of stock-based compensation for the stock options granted in March 2011 that are subject to the vesting determination.  This risk neutral model is based on projections of stock price paths and incorporates various assumptions including early exercise behavior, volatility of stock price, risk-free rates of return and dividend yield.  Expected volatility is based upon the historical volatility of our stock price.  The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s contractual life.  The dividend yield is based on the expected dividend yield as of the date of option grant.

The following weighted average assumptions were used in the Monte Carlo simulation valuation model for the stock options granted in March 2011 that are subject to the vesting determination:

Risk free interest rate	4%
Contractual life	10 years
Expected volatility	58%
Expected dividend yield	5%

Weighted average fair value at grant date	$2.06

NOTE 4. Cash Dividends

In April 2010, the Board authorized a $1.00 per share special one-time cash dividend that was paid to shareholders of record at the close of business on April 19, 2010 and a $0.07 per share regular quarterly cash dividend that was also paid to shareholders of record at the close of business on April 19, 2010.  Subsequent payments of the $0.07 per share regular quarterly cash dividend have occurred every quarter since then, the most recent being in January 2012 to shareholders of record at the close of business on January 17, 2012.  We released the funds used to pay for this regular quarterly cash dividend during the fourth quarter of fiscal 2011.  Our Board will determine future regular quarterly cash dividends after giving consideration to our then existing levels of profit, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  As of the end of fiscal 2011, total dividends paid in fiscal 2011 amounted to $12.2 million for the $0.07 per share regular quarterly cash dividends (of which $2.9 million was paid in the fourth quarter of fiscal 2011).  As of the end of fiscal 2010, total dividends paid in fiscal 2010 amounted to $57.0 million comprising of $44.5 million for the $1.00 per share special one-time cash dividend paid in the first quarter of fiscal 2010 and $12.5 million (of which $3.1 million was paid in the fourth quarter of fiscal 2010) for the $0.07 per share regular quarterly cash dividends initiated in the first quarter of fiscal 2010.  We did not make any dividend payments during fiscal 2009.

NOTE 5. Property and Equipment

Property and equipment are summarized as follows (in thousands):

	Fiscal Year
	2011	2010

Leasehold improvements	$159,639	$163,011
Furniture, fixtures and equipment	114,719	119,416
Software and licenses	65,455	66,627
Building and land	14,270	14,270
	354,083	363,324
Less: Accumulated depreciation and amortization	(248,293)	(240,105)
Property and equipment, net	$105,790	$123,219

We recorded depreciation expense in the amounts of $35.7 million, $40.9 million, $38.3 million for fiscal 2011, 2010 and 2009, respectively.

During the fourth quarter of fiscal 2009, we entered into a capital lease related to certain computer equipment.  The computer equipment was placed in service on December 31, 2009 and upon their purchase in fiscal 2011, was subsequently transferred into furniture, fixtures and equipment.  Furniture, fixtures and equipment as well as accumulated depreciation and amortization in the table above, for fiscal 2010, include the following amounts related to this capital lease (in thousands).  We did not have any capital leases as of the end of fiscal 2011.

Fiscal Year
2010

Computer equipment	$837
837
Less: Accumulated depreciation and amortization	(302)
Computer equipment, net	$535

NOTE 6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	Fiscal Year
	2011	2010

Accrued payroll and related expenses	$13,700	$11,377
Gift cards, gift certificates and store merchandise credits	7,315	7,644
Accrued self insurance liabilities	3,870	3,923
Accrued sales and use tax	4,586	3,350
Accrued cost of fixed assets and software	2,057	825
Other	12,725	10,844
Accrued liabilities	$44,253	$37,963

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

Financial assets and liabilities measured at fair value on a recurring basis as of the end of fiscal 2011 consisted of the following (in thousands):

	Balance at January 28, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$52,553	$52,553	$-	$-
Municipal bonds * (short-term)	16,503	-	16,503	-
Auction rate securities (long-term)	1,722	-	-	1,722
Total assets	$70,778	$52,553	$16,503	$1,722
Liabilities:
Deferred compensation plan * (long-term)	$4,410	$-	$4,410	$-

*In the third quarter of fiscal 2011, municipal bonds and deferred compensation plan amounts were reclassified to Level 2 upon further interpretation.  Prior year balances have been reclassified to conform with this change.

Financial assets and liabilities measured at fair value on a recurring basis as of the end of fiscal 2010 consisted of the following (in thousands):

	Balance at January 29, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$54,803	$54,803	$-	$-
Municipal bonds (short-term)	20,280	-	20,280	-
Certificates of deposit (short-term)	4,960	4,960	-	-
Municipal bonds (long-term)	508	-	508	-
Auction rate securities (long-term)	2,475	-	-	2,475
Total assets	$83,026	$59,763	$20,788	$2,475
Liabilities:
Deferred compensation plan (long-term)	$4,289	$-	$4,289	$-

The fair value of our short-term municipal bonds is based on market prices for similar assets from third-party pricing services using observable market information.  The money market funds fair value is determined based on quoted prices in active markets.  Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities has been determined based on a valuation model using current assumptions.  The model values the securities by estimating the present value of future principal and interest payments discounted at rates considered to reflect current market conditions.  Assumptions used in the valuation include those made about the liquidity horizon, or period of time expected, before the securities are successfully auctioned; coupon rates; weighted average cost of capital; and holding spreads and yields.  Other factors that impact our valuation include changes to credit ratings of our auction rate securities as well as to the underlying assets supporting these securities and the ongoing strength and quality of the credit markets.  Our valuation is subject to uncertainties that are difficult to predict and could change significantly based on future market conditions.  The deferred compensation plan liability represents the amount that would be earned by participants if the funds were invested in securities traded in active markets.  The fair value of the deferred compensation plan liability is determined based on quoted prices of similar assets that are traded in observable markets.

The activity of our auction rate securities in fiscal 2011, whose fair value was measured using Level 3 inputs, is summarized below (in thousands):

	Fiscal Year
	2011		2010
Carrying value at beginning of year	$2,475		$3,220
Redemptions	(850)	*	(900)
Total gains
Included in earnings	-		-
Included in other comprehensive income	97	**	155
Carrying value at end of year	$1,722		$2,475

*   Redemptions of $0.1 million, $0.7 million and $50,000 occurred during the first, second and third quarters of fiscal 2011, respectively.

**   Unrealized gains of $21,000 occurred during the first quarter of fiscal 2011, and unrealized losses of $17,000, $40,000 and $15,000 occurred during the second, third and fourth quarters of fiscal 2011, respectively.  In addition, the recovery in fair value of $139,000 and $9,000 which was previously temporarily impaired occurred during the first and third quarters of fiscal 2011, respectively.

NOTE 8. Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million that will expire on September 1, 2012.  Letters of credit, which are primarily used for inventory purchases, are issued under the credit agreement.  There were no letters of credit outstanding under the credit agreement as of the end of fiscal 2011 and as of the end of fiscal 2010, there were immaterial letters of credit outstanding.

NOTE 9. Commitments and Contingencies

Leases  We have entered into operating lease agreements for retail, distribution and office space, vehicles and equipment under primarily non-cancelable leases with terms ranging from approximately two to ten years.  The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or a percentage of annual store sales volume.  Certain leases provide for increasing minimum annual rental amounts.  Rent expense is recorded on a straight-line basis over the term of the lease based on us taking possession of premises.  Accordingly, deferred rent, as reflected in the accompanying balance sheets, represents the difference between rent expense accrued and amounts paid under the terms of the lease agreements.  Total rent expense for fiscal 2011, 2010 and 2009 was $52.3 million, $52.6 million and $53.6 million, respectively, including contingent rentals of $0.2 million, $0.2 million and $0.6 million, respectively.

Annual future minimum lease payments under operating leases as of the end of fiscal 2011 are as follows (in thousands):

Fiscal Year
2012	$55,963
2013	46,695
2014	37,201
2015	28,237
2016	20,893
Thereafter	36,036
Total minimum operating lease payments	$225,025

Litigation  From time to time, we are involved in other matters of litigation that arise in the ordinary course of business.  Though significant litigation or awards against us could seriously harm our business and financial results, we do not at this time expect any of our litigation to have a material adverse effect on our overall financial condition.

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

NOTE 10. Income Taxes

(Benefit) Provision for Income Taxes  The composition of the (benefit) provision for income taxes for fiscal 2011, 2010 and 2009 is as follows (in thousands):

	Fiscal Year
	2011	2010	2009

Current:
Federal	$(1,575)	$(4,040)	$4,198
State	831	(372)	834
	(744)	(4,412)	5,032

Deferred:
Federal	153	(814)	2,663
State	(736)	35	191
	(583)	(779)	2,854
Total income tax (benefit) expense	$(1,327)	$(5,191)	$7,886

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	Fiscal Year
	2011	2010

Current deferred tax assets (liabilities):
Inventory	$647	$675
Accrued expense and other	642	4,482
State taxes	(560)	(409)
Vacation accrual	1,029	1,193
Deferred compensation	1,694	1,625
Other assets, net	2,501	(1,516)
Net current deferred tax assets	5,953	6,050

Long-term deferred tax assets (liabilities):
Depreciation	(4,594)	(4,687)
Deferred rent	3,575	4,147
Stock-based compensation expense	3,695	5,470
Other assets, net	428	338
Total long-term deferred tax assets	3,104	5,268

A reconciliation of the benefit / provision for income taxes to the statutory tax rate is as follows:

	Fiscal Year
	2011	2010	2009

Statutory federal rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit and other	(2.3)	1.6	3.3
Stock-based compensation expense	(1.3)	(0.5)	0.3
FIN 48 reserve	9.1	(0.8)	2.4
Other permanent differences, net	1.7	3.4	(1.1)
Effective income tax rate	42.2%	38.7%	39.9%

We operate in numerous tax jurisdictions and are subject to routine tax examinations.  Future tax examinations could involve difficult issues and multiple years.  Although we cannot predict the outcome of future examinations, amounts that could be owed in excess of amounts accrued would impact future tax expense but would not be expected to have a material impact on our financial condition.

Uncertain Tax Positions As of the end of fiscal 2011, the total liability for income tax associated with unrecognized tax benefits was $2.0 million ($0.9 million net of federal benefit), of which $0.3 million ($0.2 million net of federal benefit) related to interest and $0.1 million related to penalties.  Our effective tax rate will be affected by any portion of this liability we may recognize.   As of the end of fiscal 2010, the total liability for income tax associated with unrecognized tax benefits was $2.6 million ($2.2 million net of federal benefit), of which $0.4 million ($0.2 million net of federal benefit) related to interest and $0.2 million related to penalties.

We believe that it is reasonably possible that $0.2 million ($0.1 million net of federal benefit) of our liability for unrecognized tax benefits of which $0.1 million ($37,000 net of federal benefit) of associated interest may be recognized in the next 12 months due to the settlement of audits and the expiration of statutes of limitations.  As such, we have classified this amount as a current liability.

The following table reconciles the amount recorded for the liability for income tax associated with unrecognized tax benefits as of the end of fiscal 2011 and 2010 (in thousands):

	Fiscal Year
	2011	2010
Unrecognized tax benefits - beginning of year	$2,017	$2,177
Additions:
Tax positions related to prior period	87	59
Tax positions related to current period	26	45
Reductions:
Tax positions related to prior period	(79)	(162)
Settlements	(21)	(9)
Lapse of statute of limitations	(434)	(93)
Unrecognized tax benefits - end of year	$1,596	$2,017

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits as a tax expense.  Tax expense for fiscal 2011 related to interest and penalties was $0.1 million and as of the end of fiscal 2011, we had accrued $0.4 million of interest and penalties related to uncertain tax positions.  Tax expense for fiscal 2010 related to interest and penalties was $0.1 million and as of the end of fiscal 2010, we had accrued $0.6 million of interest and penalties related to uncertain tax positions.

We operate stores throughout the United States, Puerto Rico and Canada, and as a result, we file income tax returns in the United States federal jurisdiction and various state, local and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities.  With few exceptions, we are no longer subject to United States federal, state, local or foreign income tax examinations for years before fiscal 2006.  While it is often difficult to predict the final outcome or the timing or resolution of any particular uncertain tax position, we believe our reserves for income taxes represent the most probable outcome.  We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances.

NOTE 11. (Loss) Earnings Per Share

Basic earnings or loss per share is computed by dividing net income or net loss, respectively, by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period.  Periods of net loss require the diluted computation to be the same as the basic computation.  As of the end of fiscal 2011, 2010 and 2009, options to purchase 3.6 million, 6.1 million and 5.2 million shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding.  The calculation of dilutive shares also excludes the portion of the performance stock awards granted to certain members of our management in March 2009 that are not expected to be earned or vest as the issuance of the underlying shares is contingent upon achieving certain performance goals in fiscal 2011.

A reconciliation of the numerator and denominator of basic and diluted (loss) earnings per share is as follows (in thousands except per share amounts):

	Fiscal Year
	2011	2010	2009

Basic (loss) earnings per share computation:
Numerator	$(1,818)	$(8,235)	$11,880
Denominator:
Weighted average common shares outstanding	43,892	44,554	44,134

Basic (loss) earnings per share	$(0.04)	$(0.18)	$0.27

Diluted (loss) earnings per share computation:
Numerator	$(1,818)	$(8,235)	$11,880
Denominator:
Weighted average common shares outstanding	43,892	44,554	44,134
Incremental shares from assumed exercise of options	-	-	275

Total shares	43,892	44,554	44,409

Diluted (loss) earnings per share	$(0.04)	$(0.18)	$0.27

NOTE 12. Share Repurchases

On August 17, 2011, we announced that our Board approved the repurchase of up to $25 million of our outstanding common stock during the period ended January 28, 2012.  As of January 28, 2012, we had completed the repurchase of 3,212,628 shares of our common stock for approximately $25 million (excluding expenses), which represents an average price of $7.78 per share.

We did not repurchase any shares of our common stock during fiscal 2010 or 2009.  All share repurchase programs have since expired.

NOTE 13. Employee Benefit Plan

Effective January 1, 1995, we adopted the Hot Topic 401(k) Plan, or the 401(k) Plan.  All employees who have been employed by us for at least one year, maintained a minimum of 1,000 hours worked during the year and are at least 21 years of age, are eligible to participate.  Employees may contribute up to 25% of their eligible compensation to the 401(k) Plan, subject to a statutorily prescribed annual limit.  We may at our discretion contribute certain amounts to eligible employees’ accounts.  In January 2009, we began to contribute 50% of the first 4% of participants’ eligible contributions into their 401(k) Plan accounts.  We contributed $381,000, $384,000 and $319,000 to eligible employees’ 401(k) accounts during fiscal 2011,  2010 and 2009 respectively.

NOTE 14. Deferred Compensation Plan

In August 2006, we adopted the Hot Topic Inc. Management Deferred Compensation Plan, or the Deferred Compensation Plan, for the purpose of providing highly compensated employees and members of our Board a program to meet their financial planning needs.  The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, or, in the case of members of our Board, 100% of their earned cash fees, all of which, together with the associated investment returns, are 100% vested from the outset.  The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan.  As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held within a “rabbi trust” on our consolidated balance sheet.  We may at our discretion contribute certain amounts to eligible employees’ accounts.  In January 2009, to the extent participants were ineligible to receive such contributions from participation in our 401(k) Plan, we began to contribute 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts.  As of the end of fiscal 2011, assets and associated liabilities of the Deferred Compensation Plan were $4.7 million and $4.4 million, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheets.  As of the end of fiscal 2010, assets and associated liabilities of the Deferred Compensation Plan were each $4.3 million.