Form 10-Q
period 2012-04-28
HOT TOPIC INC /CA/
filed 2012-05-23
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

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
 Yes ☐       No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  May 16, 2012 – 42,182,796 shares of common stock, no par value.

HOT TOPIC, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 28, 2012	April 30, 2011

Net sales	$171,544	$161,273
Cost of goods sold, including buying, distribution and occupancy costs	109,859	110,863
Gross margin	61,685	50,410

Selling, general and administrative expenses	55,603	62,799
Income (loss) from operations	6,082	(12,389)

Interest and other income, net	62	52
Income (loss) before provision (benefit) for income taxes	6,144	(12,337)

Provision (benefit) for income taxes	2,309	(4,676)
Net income (loss)	$3,835	$(7,661)

Earnings (loss) per share:
Basic	$0.09	$(0.17)
Diluted	$0.09	$(0.17)

Cash dividends declared and paid per share	$0.08	$0.07

Shares used in computing earnings (loss) per share:
Basic	42,139	44,713
Diluted	42,821	44,713

Comprehensive income (loss):
Net income (loss)	$3,835	$(7,661)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(58)	(24)
Unrealized (loss) gain on short-term and long-term investments, net of taxes of $0 and $54	(2)	90
Total other comprehensive (loss) income	(60)	66
Comprehensive income (loss)	$3,775	$(7,595)

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	April 28, 2012	January 28, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,032	$49,615
Short-term investments	14,520	16,503
Inventory	65,664	70,800
Prepaid expenses and other	15,287	19,574
Deferred tax assets	5,812	5,953
Total current assets	156,315	162,445

Property and equipment, net	105,294	105,790
Deposits and other	5,094	4,902
Long-term investments	3,013	1,722
Deferred tax assets	3,445	3,104
Total assets	$273,161	$277,963

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$24,632	$23,828
Accrued liabilities	37,478	44,253
Income taxes payable	85	171
Total current liabilities	62,195	68,252

Deferred rent and other	19,514	20,486
Income taxes payable	1,812	1,812
Deferred compensation	4,421	4,410

Commitments and contingencies

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common shares, no par value; 150,000,000 shares authorized;
42,182,796 and 42,047,991 shares issued and
outstanding at April 28, 2012 and January 28, 2012, respectively	131,180	129,354
Retained earnings	54,316	53,866
Accumulated other comprehensive loss	(277)	(217)
Total shareholders’ equity	185,219	183,003
Total liabilities and shareholders’ equity	$273,161	$277,963

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	April 28, 2012	April 30, 2011
OPERATING ACTIVITIES
Net income (loss)	$3,835	$(7,661)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,489	9,007
Stock-based compensation	1,001	861
Loss on disposal of property and equipment	901	2,405
Impairment of long-lived assets	306	1,130
Deferred taxes	(341)	(491)
Gift card breakage	(145)	(118)
Changes in operating assets and liabilities:
Inventory	5,067	7,724
Prepaid expenses and other current assets	4,287	(5,941)
Deposits and other assets	(192)	(261)
Accounts payable	804	5,194
Accrued liabilities	(6,592)	(4,297)
Deferred rent and other	(972)	(2,139)
Income taxes payable	(86)	(12)
Foreign currency translation gain	(8)	-
Net cash provided by operating activities	16,354	5,401

INVESTING ACTIVITIES
Purchases of property and equipment	(9,183)	(5,437)
Proceeds (purchases) from sale of short-term and long-term investments, net	689	(4,664)
Net cash used in investing activities	(8,494)	(10,101)

FINANCING ACTIVITIES
Excess tax benefit from stock-based compensation	273	44
Proceeds from employee stock purchases and exercise of stock options	649	448
Payment of capital lease obligation	-	(191)
Payment of cash dividends	(3,377)	(3,134)
Net cash used in financing activities	(2,455)	(2,833)
Increase (decrease) in cash and cash equivalents	5,405	(7,533)
Effect of foreign currency exchange rate changes on cash	12	(45)
Cash and cash equivalents at beginning of period	49,615	51,316
Cash and cash equivalents at end of period	$55,032	$43,738

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$-	$8
Cash received during the period for income taxes	$(3,804)	$(924)

See accompanying Notes to Condensed Consolidated Financial Statements.

HOT TOPIC, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  Organization and Basis of Presentation

Description of Business  We are a mall and web-based specialty retailer of apparel, accessories, music and gift items for young men and women whose lifestyles reflect a passion for music, fashion and pop culture.  We operate under two concepts: Hot Topic and Torrid.  Music and pop culture are the overriding inspirations at Hot Topic, and Torrid is focused on providing the best in fashion to young plus-size women.  At our Hot Topic stores and our website hottopic.com, we sell a selection of licensed and non-licensed apparel, accessories and gift items that are influenced by popular music artists and pop culture trends, designed to appeal to young men and women.  We also sell a limited assortment of music CDs and DVDs at Hot Topic.  At our Torrid stores and on our website torrid.com, we sell fashion forward apparel, lingerie, shoes and accessories for plus-size young women.  We generate revenues primarily through our retail stores in the United States of America, Puerto Rico and Canada, and online through our websites.  We were incorporated in California in 1988 and opened our first Hot Topic store the following year in fiscal 1989.  We opened our first Torrid store in fiscal 2001.  During the second quarter of fiscal 2011, the operations of ShockHound, our online digital music website launched in fiscal 2008, were discontinued.  Refer to “NOTE 2 – Recent Business Events” for more information concerning the discontinuation of ShockHound’s operations.

References to Hot Topic, Inc.  Throughout this report, the terms “we,” “us,” “our,” “company” and similar references refer to Hot Topic, Inc. and its wholly-owned subsidiaries.

Fiscal Year  Our fiscal year ends on the Saturday nearest to January 31.  References to the first quarter of fiscal 2012 and 2011 refer to the thirteen week periods ended April 28, 2012 and April 30, 2011, respectively.  References to fiscal 2012 refer to the 53-week period ending February 2, 2013.  References to fiscal 2011, 2010 and 2009 refer to the 52-week periods ended January 28, 2012, January 29, 2011, and January 30, 2010, respectively.  Fiscal 2013 refers to the 52-week period ending February 1, 2014.

Segment Information We currently have one reportable segment given the similarities of the economic characteristics between the Hot Topic and Torrid concepts.

Interim Financial Information  The information set forth in these condensed consolidated financial statements is unaudited except for the January 28, 2012 consolidated balance sheet data.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K filed on March 21, 2012.

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

Cost Reduction Plan  In November 2010, our Board approved a cost reduction plan, designed to meet the challenges of the environment at that time, which involved closing approximately 50 underperforming stores, a majority of which closed by the end of the first quarter of fiscal 2011.  These closures occurred as a result of natural lease expirations, exercising lease kick out clauses and other negotiations.  The cost reduction plan also included reducing our home office and field management positions, reducing planned capital expenditures in fiscal 2011 relative to fiscal 2010 and implementing other non-payroll overhead expense reduction initiatives.  As of the end of the second quarter of fiscal 2011, we had recorded all charges related to the cost reduction plan, completed the announced reduction of our home office and field management positions, and completed the implementation of non-payroll overhead expense reduction initiatives as part of the cost reduction plan.  As of the end of the first quarter of fiscal 2012, we closed 40 Hot Topic stores and seven Torrid stores.

The following table details charges related to the strategic business changes and cost reduction plan recorded since their implementation in the first quarter of fiscal 2011 and the fourth quarter of fiscal 2010, respectively, (in thousands).

		Non-Store
		Related
		Severance and	Inventory and
	Store Related	Outplacement	Asset-Related	Consulting	Stock Option
	Closure Costs 1	Costs	Costs 2	Fees	Expense	Total
Balance at October 30, 2010	$-	$-	$-	$-	$-	$-
Cost Reduction Plan charges	(7,077)	(1,850)	(830)	-	-	(9,757)
Cash payments	93	985	-	-	-	1,078
Non-cash adjustments	6,497	-	830	-	-	7,327
Balance at January 29, 2011	(487)	(865)	-	-	-	(1,352)
Cost Reduction Plan recovery	365	-	-	-	-	365
Strategic Business Changes charges	-	(1,583)	(9,605)	(1,606)	-	(12,794)
Cash payments	699	889	-	1,645	-	3,233
Non-cash adjustments	(659)	-	4,891	-	-	4,232
Balance at April 30, 2011	(82)	(1,559)	(4,714)	39	-	(6,316)
Cost Reduction Plan recovery	174	-	-	-	-	174
Strategic Business Changes charges	-	(1,330)	(532)	(1,383)	(1,072)	(4,317)
Cash payments	144	812	182	753	-	1,891
Non-cash adjustments	(455)	-	4,866	-	1,072	5,483
Balance at July 30, 2011	(219)	(2,077)	(198)	(591)	-	(3,085)
Cash payments	197	464	-	473	-	1,134
Non-cash adjustments	22	(43)	18	20	-	17
Balance at October 29, 2011	-	(1,656)	(180)	(98)	-	(1,934)
Cash payments	-	682	20	-	-	702
Non-cash adjustments	-	-	75	-	-	75
Balance at January 28, 2012	-	(974)	(85)	(98)	-	(1,157)
Cash payments	-	476	-	-	-	476
Non-cash adjustments	-	17	68	98	-	183
Balance at April 28, 2012	$-	$(481)	$(17)	$-	$-	$(498)

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

Discontinued Operations  During the second quarter of fiscal 2011, due to its slower than expected revenue growth, ShockHound’s operations were discontinued.  Revenues from partnerships entered into in the earlier part of fiscal 2010, as well as other revenues, did not build as much as we had anticipated.  See “Strategic Business Changes” above for more information concerning the discontinuation of ShockHound’s operations.

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

The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board.  Both incentive and non-statutory stock options granted by us under the 2006 Plan must carry an exercise price of at least 100% of the fair market value of our common stock on the date of grant.  Incentive stock options must carry an exercise price of at least 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock.  Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 10 years.  In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) the 732,456 shares of common stock remaining available for issuance under the 1996 Plan as of June 13, 2006, (b) an additional 2,350,000 shares and (c) the number of shares subject to stock awards as of June 13, 2006 under the 1996 Plan pursuant to the terms of the 1996 Plan.  As of the end of the first quarter of fiscal 2012, 951,426 shares were available for future grants under the 2006 Plan.  All awards to date under the 2006 Plan have been granted to our employees except for grants made for the independent consulting services provided by Lisa Harper in February 2011 and by an independent consultant in April 2012, both of which are further discussed below in this note.

Under our 1996 Non-Employee Directors’ Stock Option Plan, or the 1996 NEDSOP, we may grant and have granted stock options to non-employee directors.  The exercise price of options granted under the 1996 NEDSOP shall be determined by the Board at the date of grant and shall be 100% of the fair market value of our common stock on the date of grant.  Unless the Board determines otherwise, options vest over four years and generally expire ten years from the date of grant.  The total share reserve under the 1996 NEDSOP is 720,000 shares, of which 34,976 shares were available for future grants as of the end of the first quarter of fiscal 2012.  However, in June 2011, the Board suspended the plan given the near-depletion of the share reserve, subject to reinstatement in the event additional shares become available for future grants due to termination of unexercised awards, or amendment.  No options under the 1996 NEDSOP have been granted to anyone for their role as a consultant to the company.

In June 1996, the Board adopted the Employee Stock Purchase Plan, or the Stock Purchase Plan.   The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees.  All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan.  Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason.  In general, an employee may reduce their contribution or withdraw from participation in an offering at any time during the purchase period for such offering.  Employees receive a 15% discount on shares purchased under the Stock Purchase Plan.  Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted.  The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996.  Subsequent offerings have occurred every six months commencing January 1, 1997.  As of the end of the first quarter of fiscal 2012, 730,792 shares could still be sold to employees under the Stock Purchase Plan.  Compensation expense for the first quarter of fiscal 2012 and 2011 was $42,000 and $39,000, respectively, related to the fair value of the rights granted to participants under the plan.

In April 2012, we granted an independent consultant 2,525 shares of restricted common stock under the 2006 Plan.  This grant was substantially similar to the restricted common stock granted to non-employee directors described below except that vesting shall occur in full after providing six months of continuous service to us.  A charge of $4,000 was expensed for this grant during the first quarter of fiscal 2012.

In March 2012, we granted Lisa Harper an option to purchase 100,000 shares of our common stock under the 2006 Plan.  This 100,000 share option is subject to a service condition as well as a performance condition that the company achieve a defined earnings target in fiscal year 2012, which will be certified by the Compensation Committee of the Board during the first quarter of fiscal 2013.

In March 2012, June 2011, October 2010 and June 2010, we granted non-employee directors an aggregate of 515, 25,387, 5,638 and 31,763 shares of restricted common stock, respectively, under the 2006 Plan.  Restricted shares generally vest in one installment in the year subsequent to the grant year.  All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board.  The value of these grants is expensed over the vesting period.  During the first quarter of fiscal 2012 and 2011, $49,000 and $52,000, respectively, was expensed.

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

In March 2011, we granted certain employees the option to purchase an aggregate of 440,000 shares of our common stock, net of forfeitures, under the 2006 Plan.  These share options are subject to four-year vesting, but vesting will occur in full upon the occurrence of the vesting determination described above.

In February 2011, prior to her appointment as Chief Executive Officer, we granted Lisa Harper, in her capacity as an independent consultant, 17,568 shares of restricted common stock under the 2006 Plan.  This grant was substantially similar to the restricted common stock granted to non-employee directors described above.  The total charge of $98,000 was expensed for this grant during the first quarter of fiscal 2011.

In March 2009, we granted performance stock awards under the 2006 plan to certain members of our management.  These 2009 awards provided for the issuance of up to 100,000 shares of our common stock, net of forfeitures, with vesting and issuance contingent upon achieving a performance goal for fiscal 2011, based upon our operating income for that fiscal year; and prior to vesting (or termination without vesting), the awards constituted an agreement by us to issue shares to the extent this performance goal was ultimately met.  The market value of our common stock as of the 2009 grant date of these performance stock awards was $9.56.  Compensation expense for these awards was required to be recorded over the three-year terms of the awards, based on the market values as of the grant dates, with actual amounts expensed dependent upon the likelihood from period to period of vesting of these awards at the end of fiscal 2011.  In March 2012, the Board confirmed that the target performance goal for fiscal 2011 had not been met, and therefore all such awards terminated without vesting or issuance of the underlying shares.  We did not recognize any compensation expense for these 2009 awards.

The following table summarizes stock options outstanding under all of our plans as of the end of the first quarter of fiscal 2012:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 28, 2012	5,890,439	$9.29

Granted	1,350,554	$9.66
Exercised	(117,237)	$5.53
Forfeited or expired	(246,097)	$14.91

Outstanding at April 28, 2012	6,877,659	$9.22	7.52	$14,695

Exercisable at April 28, 2012	2,897,773	$11.48	5.23	$5,027

The total fair value of shares vested during the first quarter of fiscal 2012 and 2011 is $0.9 million and $1.3 million, respectively.

Cash proceeds, tax benefits and intrinsic values related to total stock options exercised during the first quarter of fiscal 2012 and 2011 are provided in the following table (in thousands):

	Three Months Ended
	April 28, 2012	April 30, 2011
Proceeds from stock options exercised	$649	$448
Tax benefit related to stock options exercised	$216	$44
Intrinsic value of stock options exercised	$540	$110

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

We estimate the fair values of the share options granted in March 2011, that are subject to the vesting determination, using a Monte Carlo simulation valuation model.  The fair values of the options to purchase the aggregate of 440,000 shares, net of forfeitures, are amortized over the vesting period determined by this model.  The entire fair value of the 500,000 share option was recognized as compensation expense during fiscal 2011.

The effect of recording stock-based compensation for the first quarter of fiscal 2012 and 2011 was as follows (in thousands, except per share amounts):

	Three Months Ended
	April 28, 2012	April 30, 2011
Stock-based compensation by type of award:
Employee and director stock options and awards	$955	$822
Non-employee stock award	4	-
Employee stock purchase plan	42	39
Total stock-based compensation expense	1,001	861
Tax effect on stock-based compensation expense	(362)	(308)
Net effect on net income (loss)	$639	$553

For the first quarter of fiscal 2012 and 2011, $161,000 and $113,000, respectively, of stock-based compensation expense was recorded as a component of cost of goods sold and the remainder, $0.8 million and $0.7 million, respectively, was charged to selling, general and administrative expense.

As of the end of the first quarter of fiscal 2012 and 2011, we had $8.0 million and $5.7 million, respectively, of unrecognized expense related to non-vested stock option grants (with the exception of Lisa Harper’s 100,000 stock options granted in March 2012 that are subject to the performance condition, and the aggregate of 440,000 stock options granted in March 2011 that are subject to the vesting determination), which is expected to be recognized over weighted average periods of 2.95 years and 2.79 years, respectively.

As of the end of the first quarter of fiscal 2012, we had $0.3 million of unrecognized expense related to Lisa Harper’s option to purchase 100,000 shares of our common stock granted in March 2012 that are subject to the performance condition, which is expected to be recognized over a weighted average period of 3.92 years.

As of the end of the first quarter of fiscal 2012 and 2011, we had $0.4 million and $1.2 million, respectively, of unrecognized expense related to the options to purchase an aggregate of 440,000 shares of our common stock granted in March 2011 that are subject to the vesting determination, which is expected to be recognized over weighted average periods of 2.92 years and 3.92 years, respectively.

As of the end of the first quarter of fiscal 2012 and 2011, we had $38,000 and $17,000, respectively, of unrecognized expense related to restricted stock grants, which is expected to be recognized over weighted average periods of 0.13 and 0.33 years, respectively.

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

The following weighted average assumptions were used in the Black-Scholes option valuation model for stock options granted during the first quarter of fiscal 2012 and 2011:

	Three Months Ended
	April 28, 2012	April 30, 2011
Risk free interest rate	1%	2%
Expected life	5 years	5 years
Expected volatility	57%	58%
Expected dividend yield	4%	5%

Weighted average fair value at grant date	$3.43	$1.96

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

NOTE 4. Cash Dividends

In April 2010, the Board authorized a $1.00 per share special one-time cash dividend that was paid to shareholders of record at the close of business on April 19, 2010 and a $0.07 per share regular quarterly cash dividend that was also paid to shareholders of record at the close of business on April 19, 2010.  Subsequent payments of the $0.07 per share regular quarterly cash dividend occurred every quarter since then until the fourth quarter of fiscal 2011.  On March 7, 2012, we announced that our Board authorized an increase in the regular quarterly cash dividend from $0.07 per share to $0.08 per share.  The $0.08 per share dividend was paid in April 2012 to shareholders of record at the close of business on April 16, 2012.  We released the funds used to pay for this regular quarterly cash dividend during the first quarter of fiscal 2012.  Our Board will determine future regular quarterly cash dividends after giving consideration to our then existing levels of profit, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  As of the end of the first quarter of fiscal 2012, total dividends paid in fiscal 2012 amounted to $3.4 million consisting of the $0.08 per share regular quarterly cash dividend.  As of the end of the first quarter of fiscal 2011, total dividends paid in fiscal 2011 amounted to $3.1 million, consisting of the $0.07 per share regular quarterly cash dividend.

NOTE 5. Earnings (Loss) Per Share

Basic earnings or loss per share is computed by dividing net income or net loss, respectively, by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period.  Periods of net loss require the diluted computation to be the same as the basic computation.  As of the end of the first quarter of fiscal 2012 and 2011, options to purchase 3.2 and 5.0 million shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding.

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	April 28, 2012	April 30, 2011
Basic and diluted earnings (loss) per share computation:
Numerator	$3,835	$(7,661)
Denominator:
Weighted average common shares outstanding	42,139	44,713
Incremental shares from assumed exercise/issuance of options and awards	682	-
Total shares	42,821	44,713

Basic earnings (loss) per share	$0.09	$(0.17)
Diluted earnings (loss) per share	$0.09	$(0.17)

NOTE 6.  Short-Term and Long-Term Investments

Our short-term investments consist of highly-rated interest-bearing municipal bonds that have maturities that are less than one year and are accounted for as available for sale.  As of the end of the first quarter of fiscal 2012 and as of the end of fiscal 2011, short-term investments consisted of municipal bonds of $14.5 million and $16.5 million, respectively.  Refer to “NOTE 8 – Fair Value Measurements” for further discussion on how we determined the fair value of our short-term investments.  The associated unrealized net losses in both the first quarter of fiscal 2012 and in the full year of fiscal 2011, respectively, were immaterial and have been recorded in the consolidated statements of comprehensive income (loss).

As of the end of the first quarter of fiscal 2012, our long-term investments were comprised of auction rate securities and highly-rated interest-bearing municipal bonds that have maturities that are more than one year and are accounted for as available for sale.  As of the end of the first quarter of fiscal 2012, the fair value of our long-term municipal bonds was $1.3 million and the associated unrealized losses were immaterial and recorded in the consolidated statements of comprehensive income (loss).  As of the end of fiscal 2011, our long-term investments comprised of auction rate securities.

Our auction rate securities are AAA/A3-rated debt instruments with maturities of 25 years.  They are accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education.  Their interest rates are reset through an auction process, most commonly at intervals of approximately 4 weeks.  This same auction process is designed to provide a means by which these securities can be sold and prior to 2008 had provided a liquid market for them.  There continues to be uncertainty in the global credit and capital markets, which has resulted in the failure of auctions representing the auction rate securities we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids.  While we have continued to earn and receive interest on our auction rate securities through the date of this report, we concluded that their estimated fair value no longer approximates par value.  Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities has been based on a valuation model using current assumptions.  Refer to “NOTE 8 – Fair Value Measurements” for further discussion on how we determined the fair value of our investment in auction rate securities.

As of the end of the first quarter of fiscal 2012 and as of the end of fiscal 2011, the fair value of our auction rate securities remained the same at $1.7 million.  The fair value of our remaining auction rate securities as of the end of the first quarter of fiscal 2012 reflects a cumulative decline of $0.4 million from the par value.  This cumulative $0.4 million decline ($0.2 million net of tax) is deemed temporary as we have the ability to hold these securities and we do not have the intent to sell them below par value.  Furthermore, it is not likely that we will be required to sell the securities before the recovery of their amortized cost basis.  If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations.  In addition, in the event that we decide to sell these securities and it becomes likely that we will be required to sell the securities before the recovery of their amortized cost basis, we may be required to recognize impairment charges against income.  We have classified all auction rate securities as non-current assets on our consolidated balance sheet, as we do not expect them to successfully auction and recover their full or par value within the next 12 months.

As of the end of the first quarter of fiscal 2012 and 2011, we recorded immaterial unrealized gains and losses, respectively, for our auction rate securities in the consolidated statements of comprehensive income (loss).

NOTE 7.  Impact of Recently Issued Accounting Pronouncements

In May 2011, the FASB issued new guidance that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards, or IFRS.  The new guidance changes some fair value measurement principles and disclosure requirements under U.S. GAAP.  Several new disclosures about Level 3 measurements are required, including quantitative information about the significant unobservable inputs used in the measurement, a qualitative discussion about the sensitivity of recurring measurements to changes in the unobservable inputs disclosed and a description of the valuation processes used by us.  The new guidance was effective for interim or fiscal years beginning on or after December 15, 2011, with early adoption prohibited.  Our adoption of this new guidance on January 29, 2012 did not have a material impact on our financial condition or results of operations.

In June 2011, the FASB issued a final standard requiring entities to present net income (loss) and other comprehensive income (loss) in either a single continuous statement or in two separate, but consecutive, statements of net income (loss) and other comprehensive income (loss).  The new standard eliminates the option to present items of other comprehensive income (loss) in the statement of changes in equity.  The new requirements do not change which components of comprehensive income (loss) are recognized in net income (loss) or other comprehensive income (loss), or when an item of other comprehensive income (loss) must be reclassified to net income (loss).  Also, earnings (loss) per share computations do not change.  The new requirements were effective for interim and fiscal years beginning after December 15, 2011, with early adoption permitted.  Full retrospective application is required.  As this standard relates only to the presentation of other comprehensive income (loss), our adoption of this new guidance on January 29, 2012 did not have a material impact on our financial condition or results of operations.

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

Financial assets and liabilities measured at fair value on a recurring basis as of the end of the first quarter of fiscal 2012 consisted of the following (in thousands):

	Balance at April 28, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$56,846	$56,846	$-	$-
Municipal bonds (short-term)	14,520	-	14,520	-
Municipal bonds (long-term)	1,286	-	1,286	-
Auction rate securities (long-term)	1,727	-	-	1,727
Total assets	$74,379	$56,846	$15,806	$1,727
Liabilities:
Deferred compensation plan (long-term)	$4,421	$-	$4,421	$-

The fair value of our short-term and long-term municipal bonds is based on market prices for similar assets from third-party pricing services using observable market information.  The money market funds fair value is determined based on quoted prices in active markets.  Due to the lack of availability of observable market quotes on our auction rate securities, the fair market value of these securities has been determined based on an internal valuation model which incorporates primarily management’s own current assumptions.  The model values the securities by estimating the present value of future principal and interest payments discounted at rates considered to reflect current market conditions.  Significant assumptions used in the valuation include those made about the liquidity horizon which we currently estimate to be approximately five years and the net trading yield rate which we currently estimate to be approximately 5%.  The fair value measurement of our auction rate securities has an inverse relationship with our liquidity horizon assumption and changes in this assumption may cause the fair value to be significantly impacted.  Other factors that impact our valuation include changes to credit ratings of our auction rate securities as well as to the underlying assets supporting these securities and the ongoing strength and quality of the credit markets.  Our valuation is subject to uncertainties that are difficult to predict and could change significantly based on future market conditions.  The deferred compensation plan liability represents the amount that would be earned by participants if the funds were invested in securities traded in active markets.  The fair value of the deferred compensation plan liability is determined based on quoted prices of similar assets that are traded in observable markets.

The activity of our auction rate securities through the first quarter of fiscal 2012, whose fair value was measured using Level 3 inputs, is summarized below (in thousands):

Non-current
Carrying value as of January 28, 2012	$1,722
Total gains
Included in earnings	-
Included in other comprehensive (loss) income1	5
Carrying value as of April 28, 2012	$1,727

1	Unrealized gains of $5,000 occurred during the first quarter of fiscal 2012.

NOTE 9.  Deferred Compensation Plan

In August 2006, we adopted the Hot Topic Inc. Management Deferred Compensation Plan, or the Deferred Compensation Plan, for the purpose of providing highly compensated employees and members of our Board a program to meet their financial planning needs.  The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, or, in the case of members of our Board, 100% of their earned cash fees, all of which, together with the associated investment returns, are 100% vested from the outset.  The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan.  As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held within a “rabbi trust” on our consolidated balance sheet.  We may at our discretion contribute certain amounts to eligible employees’ accounts.  In January 2009, to the extent participants were ineligible to receive such contributions from participation in our 401(k) Plan, we began to contribute 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts.  As of the end of the first quarter of fiscal 2012, assets and associated liabilities of the Deferred Compensation Plan were $4.8 million and $4.4 million, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheets.  As of the end of fiscal 2011, assets and associated liabilities of the Deferred Compensation plan were $4.7 and $4.4 million, respectively.

NOTE 10.  Valuation of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  For our Hot Topic and Torrid concepts, we group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified.  Factors we consider important that could trigger an impairment review of our stores or online operations include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend.  When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate, which we currently estimate to be approximately 13%, determined by management.  These cash flows are calculated by netting future estimated sales of each store against estimated cost of goods sold, occupancy costs and other store operating expenses such as payroll, supplies, repairs and maintenance and credit/debit card fees.  The discount rate, the estimated sales and the aforementioned costs and expenses used for this nonrecurring fair value measurement are considered significant Level 3 inputs as defined in “NOTE 8 – Fair Value Measurements.”  Changes in these assumptions may cause the fair value to be significantly impacted.  In the event future performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges.  While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future store impairment charges.

For the first quarter of fiscal 2012 and 2011, we recorded store impairment charges of $0.3 million and $1.1 million (of which $0.9 million related to the strategic business changes), respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations.

NOTE 11.  Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million that will expire on September 1, 2012.  Letters of credit, which are primarily used for inventory purchases, are issued under the credit agreement.  There were letters of credit outstanding for $47,000 as of the end of the first quarter of fiscal 2012 and there were no letters of credit outstanding as of the end of fiscal 2011.

NOTE 12.  Income Taxes

As of the end of the first quarter of fiscal 2012, the total liability for income tax associated with unrecognized tax benefits was $1.9 million ($0.8 million net of federal benefit), of which $0.2 million ($0.1 million net of federal benefit) related to interest and $0.1 million related to penalties.  Our effective tax rate will be affected by any portion of this liability we may recognize.  As of the end of fiscal 2011, the total liability for income tax associated with unrecognized tax benefits was $2.0 million ($0.9 million net of federal benefit), of which $0.3 million  ($0.2 million net of federal benefit) related to interest and $0.1 million related to penalties.

We believe that it is reasonably possible that some portion of our liability for unrecognized tax benefits may be recognized in the next 12 months due to the settlement of audits and the expiration of statutes of limitations.  As such, we have classified this amount, which is immaterial as of the end of the first quarter of fiscal 2012, as a current liability.

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits as a tax expense.  Tax expense during the first quarter of fiscal 2012 and 2011 related to interest and penalties was not material.  As of the end of the first quarter of fiscal 2012 and as of the end of fiscal 2011, we had accrued $0.3 million and $0.4 million, respectively, of interest and penalties related to uncertain tax positions.

We operate stores throughout the United States as well as in Canada and Puerto Rico, and as a result, we file income tax returns in the United States federal jurisdiction and various state, local and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities.  With few exceptions, we are no longer subject to United States federal, state, local or foreign income tax examinations for years before fiscal 2007.  While it is often difficult to predict the final outcome or the timing or resolution of any particular uncertain tax position, we believe our reserves for income taxes represent the most probable outcome.  We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances.

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

We did not repurchase any shares of our common stock during the first quarter of fiscal 2012.  All share repurchase programs have since expired.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

From time to time, in both written reports (such as this report) and oral statements, we make “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  We intend that such forward-looking statements be subject to the “safe harbors” created by these sections.  Generally, the words “believes,” “anticipates,” “expects,” “continue,” “intends,” “will,” “may,” “plans” and similar expressions identify such forward-looking statements, although not all forward-looking statements contain these identifying words.  These statements include, for example, statements regarding our expectations, beliefs, intentions or strategies regarding the future, such as the extent and timing of future revenues and expenses, economic conditions affecting consumer demand, ability to realize anticipated benefits of cost reduction plans and business changes, ability to grow or maintain comparable sales, response to new concepts and other expected financial results and information.  All forward-looking statements included in this report are based on information available to us as of the date of this report and we assume no obligation to update or revise any forward-looking statements to reflect events or circumstances that occur after such statements are made.  Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements.  These risks, as well as other risks and uncertainties, are located, among other places, in this Part I, Item 2 and in Part II, Item 1A under the caption “Risk Factors.”

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

Strategic Business Changes  We have completed the implementation of all planned initiatives related to the strategic business changes approved by the Board in fiscal 2011 to improve our operating results and to better position us for growth.  The business changes involved discontinuing the operations of ShockHound; writing down inventory; writing down property and equipment that are no longer critical to our strategic direction; and implementing other strategic business and operational initiatives.  As of the end of the second quarter of fiscal 2011, we had incurred all charges related to the strategic business changes.

Cost Reduction Plan  The cost reduction plan, which was designed to meet the challenges of the environment at that time, involved closing approximately 50 underperforming stores, a majority of which closed at the end of the first quarter of fiscal 2011.  These closures occurred as a result of natural lease expirations, exercising lease kick out clauses and other negotiations.  The implementation of the cost reduction plan was expected to improve annual income of approximately $13 million.  The cost reduction plan also included reducing our home office and field management positions, reducing planned capital expenditures in fiscal 2011 to approximately $25 million from $31 million in fiscal 2010 and implementing other non-payroll overhead expense reduction initiatives.  As of the end of the second quarter of fiscal 2011, we had recorded all charges related to the cost reduction plan, completed the announced reduction of our home office and field management positions, and completed the implementation of non-payroll overhead expense reduction initiatives as part of the cost reduction plan.  As of the end of the first quarter of fiscal 2012, we had closed 40 Hot Topic stores and seven Torrid stores as part of the plan.

The following table details charges related to the strategic business changes and the cost reduction plan recorded since their implementation in the first quarter of fiscal 2011 and the fourth quarter of fiscal 2010, respectively, (in thousands).

		Non-Store
		Related
		Severance and	Inventory and
	Store Related	Outplacement	Asset-Related	Consulting	Stock Option
	Closure Costs 1	Costs	Costs 2	Fees	Expense	Total
Balance at October 30, 2010	$-	$-	$-	$-	$-	$-
Cost Reduction Plan charges	(7,077)	(1,850)	(830)	-	-	(9,757)
Cash payments	93	985	-	-	-	1,078
Non-cash adjustments	6,497	-	830	-	-	7,327
Balance at January 29, 2011	(487)	(865)	-	-	-	(1,352)
Cost Reduction Plan recovery	365	-	-	-	-	365
Strategic Business Changes charges	-	(1,583)	(9,605)	(1,606)	-	(12,794)
Cash payments	699	889	-	1,645	-	3,233
Non-cash adjustments	(659)	-	4,891	-	-	4,232
Balance at April 30, 2011	(82)	(1,559)	(4,714)	39	-	(6,316)
Cost Reduction Plan recovery	174	-	-	-	-	174
Strategic Business Changes charges	-	(1,330)	(532)	(1,383)	(1,072)	(4,317)
Cash payments	144	812	182	753	-	1,891
Non-cash adjustments	(455)	-	4,866	-	1,072	5,483
Balance at July 30, 2011	(219)	(2,077)	(198)	(591)	-	(3,085)
Cash payments	197	464	-	473	-	1,134
Non-cash adjustments	22	(43)	18	20	-	17
Balance at October 29, 2011	-	(1,656)	(180)	(98)	-	(1,934)
Cash payments	-	682	20	-	-	702
Non-cash adjustments	-	-	75	-	-	75
Balance at January 28, 2012	-	(974)	(85)	(98)	-	(1,157)
Cash payments	-	476	-	-	-	476
Non-cash adjustments	-	17	68	98	-	183
Balance at April 28, 2012	$-	$(481)	$(17)	$-	$-	$(498)

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

Discontinued Operations  During the second quarter of fiscal 2011, due to its slower than expected revenue growth, ShockHound’s operations were discontinued.  Revenues from partnerships entered into in the earlier part of fiscal 2010, as well as other revenues, did not build as much as we had anticipated.  See “Strategic Business Changes” above for more information concerning the discontinuation of ShockHound’s operations.

Comparable Sales and Store Count  We consider a store comparable after it has been open for 15 full fiscal months.  If a store is closed during a fiscal year, it is only included in the computation of comparable sales for full fiscal months in which it was open.  Partial fiscal months are excluded from the computation of comparable sales.  During the first quarter of fiscal 2012, we began including our internet sales in the computation of comparable sales.  All prior year comparable sales results have been adjusted.

The following table shows our comparable sales results, including Internet, by division for the first quarter of fiscal 2012 and 2011.

	Comparable Sales
	% Change
First Quarter	2012	2011
Hot Topic	9.5%	(0.8)%
Torrid	2.5%	6.5%
Total Company	7.5%	1.2%

During the first quarter of fiscal 2012, the comparable sales increase in the Hot Topic division resulted primarily from increases in the fashion apparel and license categories, partially offset by decreases in the music and fashion accessories categories.  During the same period, the comparable sales increase in the Torrid division was due to an increase in apparel, partially offset by a decrease in accessories.

We continue to evaluate the need to close, remodel, relocate or open new stores.  The following table shows our store expansion and closure activity during the first quarter of fiscal 2012 and 2011.   Our planned store expansion and closure activity in fiscal 2012 is also reflected in the table.

	Number of Stores
	Actual		Estimate
	Three Months Ended	Three Months Ended
	April 28, 2012	April 30, 2011	Fiscal 2012
Hot Topic
Beginning of Period	628	657	628
Open	1	-	2
Close*	(5)	(15)	(13)
End of Period	624	642	617
Remodel/relocate	13	11	50

Torrid
Beginning of Period	148	153	148
Open	17	1	55
Close*	(1)	(3)	(14)
End of Period	164	151	189
Remodel/relocate	1	-	6

*Includes stores impacted by our cost reduction plan.

Share Repurchase Our recent share repurchase activity is discussed in more detail in “NOTE 14 – Share Repurchase” contained in the accompanying financial statements.

Cash Dividends  We began to pay cash dividends during the first quarter of fiscal 2010.  Cash dividends are discussed in more detail in “NOTE 4 – Cash Dividends” contained in the accompanying financial statements.

Segment Information  We currently have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts.

Seasonality  Our business, particularly at Hot Topic, is subject to seasonal influences.  Refer to “Item 1 – Business” included in our annual report on Form 10-K filed on March 21, 2012, for further discussion about the seasonality of our business.

Key Performance Indicators  There are several key indicators that we use to help us evaluate the financial condition and operating performance of our business, including:

Store Sales Productivity is used to assess the operational performance of each of our stores.  Store productivity metrics include year over year store sales comparisons (or comparable sales results), net store sales per average square foot, number of transactions per store, dollars per transaction, number of units sold per store and number of units per transaction.

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

Three Months Ended April 28, 2012 Compared to the Three Months Ended April 30, 2011

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales.  The discussion that follows should be read in conjunction with this table:

For the three months ended:	April 28, 2012	April 30, 2011

Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	64.0	68.7

Gross margin	36.0	31.3
Selling, general and administrative expenses	32.4	38.9

Income (loss) before provision (benefit) for income taxes	3.6	(7.6)
Provision (benefit) for income taxes	1.4	(2.8)

Net income (loss)	2.2%	(4.8	) %

Net sales increased $10.2 million, or 6.3%, to $171.5 million during the first quarter of fiscal 2012 from $161.3 million during the first quarter of fiscal 2011.  The components of this $10.2 million increase in net sales are as follows:

Amount
(in millions)	Description
$10.5	Hot Topic comparable sales increase of 9.5%.
2.7	Increase in Torrid sales including stores not yet qualifying as comparable stores (includes 22 new stores and two expanded or relocated stores opened since the first quarter of the prior year).
0.6	Increase in Hot Topic sales including stores not yet qualifying as comparable stores (includes two new stores and 31 expanded or relocated stores opened since the first quarter of the prior year).
0.6	Torrid comparable sales increase of 2.5%.
(4.2)	Decrease in sales due to the closure of 20 Hot Topic stores and nine Torrid stores since the first quarter of the prior year.
$10.2	Total

Gross margin increased $11.3 million, or 22.4%, to $61.7 million during the first quarter of fiscal 2012 from $50.4 million during the first quarter of fiscal 2011.  As a percentage of net sales, gross margin increased to 36.0% during the first quarter of fiscal 2012 from 31.3% in the first quarter of fiscal 2011.  The significant components of this 4.7 percentage point increase in gross margin as a percentage of net sales are as follows:

%	Description
3.9	Increase in merchandise margin as a result of higher realized markup and lower markdowns as a percentage of sales which included markdowns from the strategic business changes charge last year.
0.5	Decrease in distribution expenses, primarily due to lower payroll and related costs, freight, depreciation, and leverage on higher sales.
0.5	Decrease in store depreciation expenses related to store closures and leverage on higher sales.
0.1	Store occupancy percentage decrease primarily due to leverage on higher sales, partially offset by deferred rent credits recognized in the prior fiscal year as part of our cost reduction plan.
(0.3)	Increase in buying payroll expenses.
4.7%	Total

Selling, general and administrative expenses decreased $7.2 million, or 11.5%, to $55.6 million during the first quarter of fiscal 2012 from $62.8 million during the first quarter of fiscal 2011.  As a percentage of net sales, selling, general and administrative expenses decreased to 32.4% in the first quarter of fiscal 2012 from 38.9% in the first quarter of fiscal 2011.  The significant components of the 6.5 percentage point decrease in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
(4.4)
Costs associated with the write-down of non-critical property and equipment, severance payments, consulting fees and other costs related to the strategic business changes incurred in the first quarter of the prior fiscal year.

(1.8)
Decrease in store payroll expenses and related costs as a result of leverage on higher sales, improved store productivity, and store closures, partially offset by higher store performance based bonuses.

(0.4)
Decrease in other general and administrative expenses due to lower payroll and depreciation costs, partially offset by an increase in consulting fees, computer maintenance costs and software assets write off.

(0.9)	Decrease in other store expenses, primarily due to debit/credit card processing costs, utility expenses, supplies, and repair and maintenance costs.
(0.1)	Decrease in marketing expenses, primarily due to leverage on higher sales and reductions in direct marketing programs and marketing events, partially offset by higher payroll.
0.2	Increase in preopening expenses as a result of a greater number of new, relocated and remodeled stores in the first quarter of fiscal 2012 as compared to the same period in the prior fiscal year.
0.9	Increase in performance based bonuses.
(6.5)%	Total

Income from operations increased $18.5 million to $6.1 million during the first quarter of fiscal 2012 from loss from operations of $12.4 million during the first quarter of fiscal 2011.  As a percentage of net sales, income from operations was 3.6% in the first quarter of fiscal 2012 compared to loss from operations of 7.6% in the first quarter of fiscal 2011.

Provision for income taxes was $2.3 million in the first quarter of fiscal 2012 compared to a benefit of $4.7 million in the first quarter of fiscal 2011.  The effective tax rate was 37.6% for the first quarter of fiscal 2012 compared to 37.9% for the first quarter of 2011.

LIQUIDITY AND CAPITAL RESOURCES

Historically and during the first quarter of fiscal 2012, uses of cash have been to purchase merchandise inventories, improve our information technology infrastructure and fund new store openings, store remodels and relocations.  We also funded cash dividend payments totaling $3.4 million during the first quarter of fiscal 2012 and $12.2 million in the full fiscal year of 2011.  Our cash dividends are discussed in more detail in “NOTE 4 – Cash Dividends” contained in the accompanying financial statements.  While we did not repurchase any of our common stock during the first quarter of fiscal 2012, one of our primary uses of cash during fiscal 2011 was to repurchase an aggregate of $25 million of our common stock (discussed in more detail in “NOTE 14 – Share Repurchase” contained in the accompanying financial statements).  During the first quarter of fiscal 2012 and the full fiscal year of 2011, we made cash outlays of approximately $0.5 million and $7 million, respectively, related to the strategic business changes and cost reduction plan discussed in more detail in “NOTE 2 – Business Events” contained in the accompanying financial statements.  We have typically satisfied our cash requirements principally from cash flows from operations and we also maintain a $5 million unsecured credit agreement (discussed in more detail in “NOTE 11 – Bank Credit Agreement” contained in the accompanying financial statements).

Cash, cash equivalents and short-term and long-term investments, including auction rate securities, held by us were $72.6 million and $67.8 million as of the end of the first quarter of fiscal 2012 and as of the end of fiscal 2011, respectively, and are discussed in more detail in “NOTE 6 – Short-Term and Long-Term Investments” contained in the accompanying financial statements.  We believe our current cash balances and cash generated from operations will be sufficient to fund our operations through at least the next 12 months.  Auctions representing the auction rate securities we hold have continued to fail and will limit our ability to liquidate these investments for some period of time.  However, we do not believe the auction failures will impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Net cash flows provided by operating activities were $16.4 million and $5.4 million in the first quarter of fiscal 2012 and 2011, respectively.  The $11 million increase in net cash provided by operating activities in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 was primarily attributable to an increase in net income and a decrease in prepaid expenses and other current assets, partially offset by decreases in accounts payable and accrued liabilities, and an increase in inventory.

Net cash flows used in investing activities were $8.5 million and $10.1 million in the first quarter of fiscal 2012 and 2011, respectively.  The $1.6 million decrease in net cash used in investing activities in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 was primarily attributable to a $5.3 million decrease in short-term and long-term investments, partially offset by a $3.7 million increase in purchases of property and equipment.

Net cash flows used in financing activities were $2.5 million and $2.8 million in the first quarter of fiscal 2012 and 2011, respectively.  The $0.3 million decrease in cash flows used in financing activities was primarily attributable to an increase in proceeds from the sale of shares and an increase in the excess benefit from stock-based compensation, partially offset by an increase in the cash dividends paid.

The following table summarizes our contractual obligations as of the end of the first quarter of fiscal 2012 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period (in thousands)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$208,933	$49,697	$74,195	$45,863	$39,178
Purchase obligations	96,418	96,418	-	-	-
Letters of credit and other obligations	6,198	3,525	2,673	-	-
Income tax audit settlements¹	28	28	-	-	-
Total contractual obligations	$311,577	$149,668	$76,868	$45,863	$39,178

1.
Due to the uncertainty regarding the timing of future cash outflows associated with other noncurrent unrecognized tax benefits of $1.5 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amount in the contractual obligations table above.

We anticipate we will spend approximately $37 million on capital expenditures in fiscal 2012.  Of the $37 million, we plan to spend approximately $25 million for store construction and other improvements to existing stores, including remodels and relocations.  We plan to spend the remaining $12 million on various improvements in our information technology infrastructure, including technological improvements at the store level and the purchase of new computer hardware and software.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.  For a further discussion about the application of these and other accounting policies, refer to the notes included in our Annual Report on Form 10-K filed on March 21, 2012.

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

Valuation of Long-Lived Assets We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  For our Hot Topic and Torrid concepts, we group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified.  Factors we consider important that could trigger an impairment review of our stores or online operations include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend.  When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management.  These cash flows are calculated by netting future estimated sales of each store against estimated cost of goods sold, occupancy costs and other store operating expenses such as payroll, supplies, repairs and maintenance and credit/debit card fees.  The discount rate, the estimated sales and the aforementioned costs and expenses used for this nonrecurring fair value measurement are considered significant Level 3 inputs as defined in “NOTE 8 – Fair Value Measurements.”  Changes in these assumptions may cause the fair value to be significantly impacted.  In the event future performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges.  While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future store impairment charges.

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

We recognize estimated gift card breakage as a component of net sales in proportion to actual gift card redemptions over the period that remaining gift card values are redeemed.  Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by us for which liability was recorded in prior periods.  While customer redemption patterns result in estimated gift card breakage, which approximates 5% to 6%, changes in our customers’ behavior could impact the amount that ultimately is unused and could affect the amount recognized as a component of net sales.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are not a party to any derivative financial instruments.  Our exposure to market risk primarily relates to changes in interest rates on our investments with maturities of less than three months (which are considered to be cash and cash equivalents) and short-term and long-term investments with maturities in excess of three months.  A 100 basis point change in interest rates over a three-month period would not have a material impact on the fair value of our investment portfolio as of the end of the first quarter of fiscal 2012.  Cash, cash equivalents and short-term and long-term investments, including auction rate securities, are discussed in more detail in “NOTE 6 – Short-Term and Long-Term Investments” contained in the accompanying financial statements.

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

Item 1A.  Risk Factors

CERTAIN RISKS RELATED TO OUR BUSINESS

Before deciding to invest in Hot Topic, Inc. or to maintain or increase an investment in Hot Topic, Inc., readers should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  The risks described below are not the only risks we face.  Additional risks that are not presently known to us or that we currently deem immaterial may also affect our business.  If any of these known or unknown risks actually occur, our business, financial condition and results of operations could be seriously harmed, and our stock price could decline.  The risks described below include certain changes to the “Risk Factors” set forth in our Annual Report on Form 10-K filed on March 21, 2012.

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

System security risk issues and system failures could disrupt our internal operations or information technology services provided to customers

Computer hacking attacks, as well as computer mal ware, denial-of-service attacks and viruses, have become increasingly prevalent in recent years.  Using such methods and others, experienced computer programmers, hackers and other users may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns.  As a result, we could incur significant expenses addressing problems created by security breaches of our network.  Moreover, we could incur significant expenses in connection with system failures.  In addition, hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.  The costs to us to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions.  In addition, our systems are not fully redundant and could be subject to failure.  Our disaster recovery planning may not be sufficient, and we may not have adequate insurance coverage to compensate us for any significant casualty loss.

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

Uncertainty in the global capital and credit markets may materially impair the liquidity of a portion our cash and investment portfolio

We hold cash, cash equivalents and short-term and long-term investments, including auction rate securities (discussed in more detail in “NOTE 6 – Short-Term and Long-Term Investments” contained in the accompanying financial statements).  Continued failures of auctions for the auction rate securities we hold limit our ability to liquidate these investments and are expected to continue failing for some period of time.  Although the money market funds and municipal bonds we hold are highly rated and are comprised of high-quality, liquid instruments, if the financial markets trading the underlying assets experience a disruption, we may need to temporarily rely on other forms of liquidity.  In addition, a risk exists that our cash and investments may not always be optimally managed and this may affect our profitability and results of operations.

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

Timing, seasonal issues and other fluctuations outside of our control could negatively impact our financial performance for given periods

Our business, particularly our Hot Topic division, is subject to seasonal influences that affect our comparable sales.  There are heavier concentrations of sales during the back-to-school, Halloween and holiday (defined as the week of Thanksgiving through the first few days of January) seasons and other periods when schools are not in session.  Our results of operations may fluctuate materially depending on, among other things, the timing of store openings and related pre-opening and other startup expenses; net sales contributed by new stores; increases or decreases in comparable sales; timing, popularity of and our ability to obtain, certain pop culture-related licenses, including on an exclusive basis; releases of new music, film and television; releases of new music/pop culture-related products; our ability to efficiently source and distribute products; changes in our merchandise mix and the challenges involved in getting the right mix into stores at the right time; shifts in timing of certain holidays; weather conditions; and overall economic conditions.

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

Significant fluctuation in the value of the United States dollar or foreign exchange rates may affect our profitability

Substantially all of our foreign purchases of merchandise have been negotiated and paid for in United States dollars.  As a result, our sourcing operations may be adversely affected by significant fluctuation in the value of the United States dollar against foreign currencies, restrictions on the transfer of funds and other trade disruptions.  A portion of our revenues come from foreign markets.  Changes in foreign exchange rates applicable to these markets may adversely affect our revenues, even if the volume of sales remains the same.  We may not be able to repatriate revenues earned in foreign markets.

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

Our stock price could fluctuate substantially for reasons outside of our control

Our common stock is quoted on the Nasdaq Stock Market, which has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect our stock price without regard to our financial performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and comparable sales; announcements by other apparel, accessory, music and gift item retailers; the trading volume of our stock; changes in estimates of our performance by securities analysts; litigation; overall economic and political conditions, including the global economic downturn; the condition of the financial markets, including the credit crisis; and other events or factors outside of our control could cause our stock price to fluctuate substantially.

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

3.3	Amended and Restated Bylaws, as amended. (Filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (333-5054-LA) and incorporated herein by reference.)

10.1a	Second Amendment to the Amended and Restated Employment Letter Agreement between the Registrant and Gerald Cook dated March 16, 2012.

10.2a	Second Amendment to the Amended and Restated Employment Letter Agreement between the Registrant and James McGinty dated March 16, 2012.

31.1	Certification, dated May 23, 2012 of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated May 23, 2012, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated May 23, 2012, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

a	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc. (Registrant)

Date:	May 23, 2012	/s/ Lisa Harper
Lisa Harper
Chief Executive Officer
(Principal Executive Officer)

Date:	May 23, 2012	/s/ James McGinty
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

3.3	Amended and Restated Bylaws, as amended. (Filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (333-5054-LA) and incorporated herein by reference.)

10.1a	Second Amendment to the Amended and Restated Employment Letter Agreement between the Registrant and Gerald Cook dated March 16, 2012.

10.2a	Second Amendment to the Amended and Restated Employment Letter Agreement between the Registrant and James McGinty dated March 16, 2012.

31.1	Certification, dated May 23, 2012 of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated May 23, 2012, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated May 23, 2012, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

a	Denotes management contract or compensatory plan or arrangement.