Form 10-Q
period 2012-07-28
HOT TOPIC INC /CA/
filed 2012-08-21
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

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
 Yes ☐                      No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  August 16, 2012  – 42,282,382 shares of common stock, no par value.

HOT TOPIC, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011

Net sales	$157,828	$150,950	$329,372	$312,223
Cost of goods sold, including buying,
distribution and occupancy costs	103,977	102,288	213,836	213,152
Gross margin	53,851	48,662	115,536	99,071

Selling, general and administrative expenses	55,091	58,760	110,694	121,558
(Loss) income from operations	(1,240)	(10,098)	4,842	(22,487)

Interest and other (expense) income, net	(6)	82	56	134
(Loss) income before (benefit) provision for
income taxes	(1,246)	(10,016)	4,898	(22,353)

(Benefit) provision for income taxes	(478)	(3,796)	1,831	(8,472)
Net (loss) income	$(768)	$(6,220)	$3,067	$(13,881)

(Loss) earnings per share:
Basic	$(0.02)	$(0.14)	$0.07	$(0.31)
Diluted	$(0.02)	$(0.14)	$0.07	$(0.31)

Cash dividends declared and paid per share	$0.08	$0.07	$0.16	$0.14

Shares used in computing (loss) earnings per share:
Basic	42,252	44,843	42,196	44,778
Diluted	42,252	44,843	42,915	44,778

Comprehensive (loss) income:
Net (loss) income	$(768)	$(6,220)	$3,067	$(13,881)
Other comprehensive (loss) income:

Foreign currency translation adjustment	(34)	25	(92)	1
Unrealized gain (loss) on short-term and long-term investments, net of taxes of $2 and $26 for the six-month periods	7	(22)	5	68
Total other comprehensive (loss) income	(27)	3	(87)	69
Comprehensive (loss) income	$(795)	$(6,217)	$2,980	$(13,812)

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	July 28, 2012	January 28, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,575	$49,615
Short-term investments	12,068	16,503
Inventory	80,239	70,800
Prepaid expenses and other	16,006	17,474
Deferred tax assets	5,706	5,953
Total current assets	165,594	160,345

Property and equipment, net	106,863	105,790
Deposits and other	7,165	7,002
Long-term investments	1,724	1,722
Deferred tax assets	3,900	3,104
Total assets	$285,246	$277,963

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$34,051	$23,828
Accrued liabilities	42,736	44,253
Income taxes payable	1,350	171
Total current liabilities	78,137	68,252

Deferred rent and other	19,217	20,486
Income taxes payable	593	1,812
Deferred compensation	4,596	4,410

Commitments and contingencies

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common shares, no par value; 150,000,000 shares authorized;
42,282,382 and 42,047,991 shares issued and
outstanding at July 28, 2012 and January 28, 2012, respectively	132,836	129,354
Retained earnings	50,171	53,866
Accumulated other comprehensive loss	(304)	(217)
Total shareholders’ equity	182,703	183,003
Total liabilities and shareholders’ equity	$285,246	$277,963

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six Months Ended
	July 28, 2012	July 30, 2011
OPERATING ACTIVITIES
Net income (loss)	$3,067	$(13,881)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,941	18,217
Stock-based compensation	2,068	2,724
Loss on disposal of property and equipment	954	2,507
Impairment of long-lived assets	509	1,861
Deferred taxes	(794)	(1,171)
Gift card breakage	(261)	(249)
Changes in operating assets and liabilities:
Inventory	(9,594)	(2,681)
Prepaid expenses and other current assets	1,468	(7,318)
Deposits and other assets	(163)	(291)
Accounts payable	10,224	13,258
Accrued liabilities	(888)	2,733
Deferred rent and other	(1,269)	(3,690)
Income taxes payable	(40)	(3)
Foreign currency translation gain	63	-
Net cash provided by operating activities	22,285	12,016

INVESTING ACTIVITIES
Purchases of property and equipment	(19,491)	(12,102)
Proceeds from sale of short-term and long-term investments, net of purchases	4,435	10,974
Net cash used in investing activities	(15,056)	(1,128)

FINANCING ACTIVITIES
Excess tax benefit from stock-based compensation	421	194
Proceeds from employee stock purchases and exercise of stock options	1,073	1,111
Payment of capital lease obligation	-	(191)
Payment of cash dividends	(6,762)	(6,278)
Net cash used in financing activities	(5,268)	(5,164)
Increase in cash and cash equivalents	1,961	5,724
Effect of foreign currency exchange rate changes on cash	(1)	(35)
Cash and cash equivalents at beginning of period	49,615	51,316
Cash and cash equivalents at end of period	$51,575	$57,005

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$1	$10
Cash paid (received) during the period for income taxes	$2,219	$(900)

See accompanying Notes to Condensed Consolidated Financial Statements.

HOT TOPIC, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  Organization and Basis of Presentation

Description of Business  We are a mall and web-based specialty retailer of apparel, accessories, music and gift items for young men and women whose lifestyles reflect a passion for music, fashion and pop culture.  We operate under two concepts: Hot Topic and Torrid.  Music and pop culture are the overriding inspirations at Hot Topic, and Torrid is focused on providing the best in fashion to young plus-size women.  At our Hot Topic stores and our website hottopic.com, we sell a selection of licensed and non-licensed apparel, accessories and gift items that are influenced by popular music artists and pop culture trends, designed to appeal to young men and women.  We also sell a limited assortment of music CDs and DVDs at Hot Topic.  At our Torrid stores and on our website torrid.com, we sell on-trend fashion apparel, lingerie and accessories inspired by and designed to fit the young, voluptuous woman who wears a size 12 and up.  We generate revenues primarily through our retail stores in the United States of America, Puerto Rico and Canada, and online through our websites.  We were incorporated in California in 1988 and opened our first Hot Topic store the following year in fiscal 1989.  We opened our first Torrid store in fiscal 2001.  During the second quarter of fiscal 2011, the operations of ShockHound, our online digital music website launched in fiscal 2008, were discontinued.  Refer to “NOTE 2 – Business Events” for more information concerning the discontinuation of ShockHound’s operations.

References to Hot Topic, Inc.  Throughout this report, the terms “we,” “us,” “our,” “company” and similar references refer to Hot Topic, Inc. and its wholly-owned subsidiaries.

Fiscal Year  Our fiscal year ends on the Saturday nearest to January 31.  References to the second quarter of fiscal 2012 and 2011 refer to the thirteen week periods ended July 28, 2012 and July 30, 2011, respectively.  References to fiscal 2012 refer to the 53-week period ending February 2, 2013.  References to fiscal 2011, 2010 and 2009 refer to the 52-week periods ended January 28, 2012, January 29, 2011, and January 30, 2010, respectively.  Fiscal 2013 refers to the 52-week period ending February 1, 2014.

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

In the opinion of management, all adjustments necessary for a fair presentation have been included in these condensed consolidated financial statements.

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

Cost Reduction Plan  In November 2010, our Board approved a cost reduction plan, designed to meet the challenges of the environment at that time, which involved closing approximately 50 underperforming stores, a majority of which closed by the end of the first quarter of fiscal 2011.  These closures occurred as a result of natural lease expirations, exercising lease kick out clauses and other negotiations.  The cost reduction plan also included reducing our home office and field management positions, reducing planned capital expenditures in fiscal 2011 relative to fiscal 2010 and implementing other non-payroll overhead expense reduction initiatives.  As of the end of the second quarter of fiscal 2011, we had recorded all charges related to the cost reduction plan, completed the announced reduction of our home office and field management positions, and completed the implementation of non-payroll overhead expense reduction initiatives as part of the cost reduction plan.  As of the end of the second quarter of fiscal 2012, we had closed all underperforming stores related to the cost reduction plan, totaling 41 Hot Topic stores and seven Torrid stores.

The following table details charges related to the strategic business changes and cost reduction plan recorded since their implementation in the first quarter of fiscal 2011 and the fourth quarter of fiscal 2010, respectively, (in thousands).

		Non-Store Related
		Severance and	Inventory and
	Store Related	Outplacement	Asset-Related	Consulting	Stock Option
	Closure Costs 1	Costs	Costs 2	Fees	Expense	Total
Balance at October 30, 2010	$-	$-	$-	$-	$-	$-
Cost Reduction Plan charges	(7,077)	(1,850)	(830)	-	-	(9,757)
Cash payments	93	985	-	-	-	1,078
Non-cash adjustments	6,497	-	830	-	-	7,327
Balance at January 29, 2011	(487)	(865)	-	-	-	(1,352)
Cost Reduction Plan recovery	365	-	-	-	-	365
Strategic Business Changes charges	-	(1,583)	(9,605)	(1,606)	-	(12,794)
Cash payments	699	889	-	1,645	-	3,233
Non-cash adjustments	(659)	-	4,891	-	-	4,232
Balance at April 30, 2011	(82)	(1,559)	(4,714)	39	-	(6,316)
Cost Reduction Plan recovery	174	-	-	-	-	174
Strategic Business Changes charges	-	(1,330)	(532)	(1,383)	(1,072)	(4,317)
Cash payments	144	812	182	753	-	1,891
Non-cash adjustments	(455)	-	4,866	-	1,072	5,483
Balance at July 30, 2011	(219)	(2,077)	(198)	(591)	-	(3,085)
Cash payments	197	464	-	473	-	1,134
Non-cash adjustments	22	(43)	18	20	-	17
Balance at October 29, 2011	-	(1,656)	(180)	(98)	-	(1,934)
Cash payments	-	682	20	-	-	702
Non-cash adjustments	-	-	75	-	-	75
Balance at January 28, 2012	-	(974)	(85)	(98)	-	(1,157)
Cash payments	-	476	-	-	-	476
Non-cash adjustments	-	17	68	98	-	183
Balance at April 28, 2012	-	(481)	(17)	-	-	(498)
Cash payments	-	318	-	-	-	318
Non-cash adjustments	-	23	17	-	-	40
Balance at July 28, 2012	$-	$(140)	$-	$-	$-	$(140)

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

NOTE 3.  Stock-Based Compensation

Stock Plan Activity
Under our 1996 Equity Incentive Plan, or the 1996 Plan, we granted stock options, stock bonuses and other awards to our employees, directors and consultants as deemed appropriate by the Board.  Options granted were subject to different vesting terms as determined by the Board and the maximum term of options granted was 10 years.  On June 14, 2006, the 1996 Plan expired and was replaced with the 2006 Equity Incentive Plan, or the 2006 Plan.  Upon the expiration of the 1996 Plan, no shares had been granted to consultants and 732,456 shares out of an aggregate of 18,300,000 shares of common stock were authorized and available for grant.

Under our 2006 Plan, we granted stock options, stock bonuses and other awards to our employees, directors and consultants as deemed appropriate by the Board.  Options granted were subject to different vesting terms as determined by the Board and the maximum term of options granted was 10 years.  On June 5, 2012, the 2006 Plan was terminated and replaced with the 2012 Equity Incentive Plan, or the 2012 Plan.  The 2012 Plan was approved by the Board on March 16, 2012 and by our shareholders on June 5, 2012.  Upon the termination of the 2006 Plan, no shares had been granted to consultants, except for the independent consulting services provided by Lisa Harper in February 2011 and by an independent consultant in April 2012.  There were 942,602 shares out of an aggregate of 3,082,456 shares of common stock authorized and available for grant upon the termination of the 2006 Plan.

The 2012 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board.  Both incentive and non-statutory stock options granted by us under the 2012 Plan must carry an exercise price of at least 100% of the fair market value of our common stock on the date of grant.  Incentive stock options must carry an exercise price of at least 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock.  Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 8 years.  In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) 942,602 and 34,976 shares of common stock remaining available for issuance under the 2006 Plan and the 1996 Non-Employee Directors’ Stock Option Plan, or the 1996 NEDSOP, respectively, as of June 5, 2012, (b) an additional 3,100,000 shares and (c) the number of shares subject to stock awards as of June 5, 2012 under the 2006 Plan and the 1996 NEDSOP pursuant to the terms of the 2006 Plan and the 1996 NEDSOP.  As of the end of the second quarter of fiscal 2012, 3,856,736 shares were available for future grants under the 2012 Plan.  All awards to date under the 2012 Plan have been granted to our employees and directors, and none have been granted to consultants.

Under the 1996 NEDSOP, we granted stock options to non-employee directors.  Options granted were subject to different vesting terms as determined by the Board and the maximum term of options granted was 10 years.  On June 5, 2012, the 1996 NEDSOP was terminated.  Upon the termination of the 1996 NEDSOP, no shares had been granted to anyone for their role as a consultant to the company and 34,976 shares out of an aggregate of 720,000 shares of common stock were authorized and available for grant.

In June 1996, the Board adopted the Employee Stock Purchase Plan, or the Stock Purchase Plan.   The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees.  All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan.  Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason.  In general, an employee may reduce their contribution or withdraw from participation in an offering at any time during the purchase period for such offering.  Employees receive a 15% discount on shares purchased under the Stock Purchase Plan.  Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted.  The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996.  Subsequent offerings have occurred every six months commencing January 1, 1997.  As of the end of the second quarter of fiscal 2012, 692,372 shares could still be sold to employees under the Stock Purchase Plan.  Compensation expense for the second quarter of fiscal 2012 and 2011 was $42,000 and $39,000, respectively, related to the fair value of the rights granted to participants under the plan.  During fiscal year-to-date 2012 and 2011, $84,000 and $78,000, respectively, was expensed.

In June 2012, we granted non-employee directors an aggregate of 21,008 shares of restricted common stock under the 2012 Plan.  In March 2012 and June 2011, we granted non-employee directors an aggregate of 515 and 25,387 shares of restricted common stock, respectively, under the 2006 Plan.  Restricted shares generally vest in one installment in the year subsequent to the grant year.  All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board.  The value of these grants is expensed over the vesting period.  During the second quarter of fiscal 2012 and 2011, $50,000 and $47,000, respectively, was expensed.  During the fiscal year-to-date 2012 and 2011, $99,000 and $99,000, respectively, was expensed.

In April 2012, we granted an independent consultant 2,525 shares of restricted common stock under the 2006 Plan.  This grant was substantially similar to the restricted common stock granted to non-employee directors described above except that vesting shall occur in full after providing six months of continuous service to the company.  A charge of $13,000 and $17,000 was expensed for this grant during the second quarter of fiscal 2012 and fiscal year-to-date 2012, respectively.

In March 2012, we granted Lisa Harper an option to purchase 100,000 shares of our common stock under the 2006 Plan.  This 100,000 share option is subject to a service condition as well as a performance condition that the company achieves a defined earnings target in fiscal year 2012, which will be certified by the Compensation Committee of the Board during the first quarter of fiscal 2013.

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

The following table summarizes stock options outstanding under all of our plans as of the end of the second quarter of fiscal 2012, as well as activity during fiscal year-to-date 2012:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 28, 2012	5,890,439	$9.29

Granted	1,683,354	$9.68
Exercised	(152,501)	$5.62
Forfeited or expired	(391,247)	$13.73

Outstanding at July 28, 2012	7,030,045	$9.21	7.23	$12,951

Exercisable at July 28, 2012	3,032,067	$11.03	5.15	$5,282

The total fair value of shares vested during the second quarter of fiscal 2012 and 2011 is $0.6 million and $1.0 million, respectively.  The total fair value of shares vested during fiscal-year-to-date 2012 and 2011 was $1.5 and $2.3 million, respectively.

Cash proceeds, tax benefits and intrinsic values related to total stock options exercised during the second quarter of fiscal 2012 and 2011 and during fiscal year-to-date 2012 and 2011 are provided in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Proceeds from stock options exercised	$208	$494	$857	$942
Tax benefit related to stock options exercised	$49	$44	$265	$88
Intrinsic value of stock options exercised	$123	$110	$663	$220

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

The effect of recording stock-based compensation for the second quarter of fiscal 2012 and 2011 and for fiscal year-to-date 2012 and 2011 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Stock-based compensation by type of award:
Employee and director stock options and awards	$1,012	$1,824	$1,967	$2,646
Non-employee stock award	13	-	17	-
Employee stock purchase plan	42	39	84	78
Total stock-based compensation expense	1,067	1,863	2,068	2,724
Tax effect on stock-based compensation expense	(385)	(711)	(747)	(1,019)
Net effect on net income or loss	$682	$1,152	$1,321	$1,705

For the second quarter of fiscal 2012 and 2011, $172,000 and $105,000, respectively, of stock-based compensation expense was recorded as a component of cost of goods sold and the remainder, $0.9 million and $1.8 million, respectively, was charged to selling, general and administrative expense.

For fiscal year-to-date 2012 and 2011, $333,000 and $218,000, respectively, of stock-based compensation expense was recorded as a component of cost of goods sold and the remainder, $1.7 million and $2.5 million, respectively, was charged to selling, general and administrative expense.

As of the end of the second quarter of fiscal 2012 and 2011, we had $8.0 million and $5.1 million, respectively, of unrecognized expense related to non-vested stock option grants (with the exception of Lisa Harper’s 100,000 stock options granted in March 2012 that are subject to the performance condition, and the aggregate of 440,000 stock options granted in March 2011 that are subject to the vesting determination), which are expected to be recognized over weighted average periods of 2.87 years and 2.77 years, respectively.

As of the end of the second quarter of fiscal 2012, we had $0.3 million of unrecognized expense related to Lisa Harper’s option to purchase 100,000 shares of our common stock granted in March 2012 that are subject to the performance condition, which is expected to be recognized over a weighted average period of 3.67 years.  This option to purchase 100,000 shares has a $3.44 weighted average fair value at grant date.

As of the end of the second quarter of fiscal 2012 and 2011, we had $0.3 million and $1.0 million, respectively, of unrecognized expense related to the options to purchase an aggregate of 440,000 shares of our common stock granted in March 2011 that are subject to the vesting determination, which is expected to be recognized over weighted average periods of 2.67 years and 3.67 years, respectively.

As of the end of the second quarter of fiscal 2012 and 2011, we had $175,000 and $150,000, respectively, of unrecognized expense related to restricted stock grants, which is expected to be recognized over weighted average periods of 0.78 and 0.72 years, respectively.

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

The following weighted average assumptions were used in the Black-Scholes option valuation model for stock options granted:

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Risk free interest rate	1%	2%	1%	2%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	58%	58%	57%	58%
Expected dividend yield	3%	4%	4%	5%

Weighted average fair value at grant date (with the exception of Lisa Harper’s 100,000 stock options granted in March 2012 that are subject to the performance condition)	$3.77	$2.68	$3.50	$2.10

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

NOTE 4. Cash Dividends

On July 5, 2012, we announced that our Board authorized a regular quarterly cash dividend of $0.08 per share.  The $0.08 per share dividend was paid in July 2012 to shareholders of record at the close of business on July 16, 2012.  We released the funds used to pay for this regular quarterly cash dividend during the second quarter of fiscal 2012.  Our Board will determine future regular quarterly cash dividends after giving consideration to our then existing levels of profit, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  As of the end of the second quarter of fiscal 2012 and 2011, total dividends paid in fiscal 2012 and 2011 amounted to $6.8 million and $6.3 million, respectively.

NOTE 5. (Loss) Earnings Per Share

Basic earnings or loss per share is computed by dividing net income or net loss, respectively, by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period.  Periods of net loss require the diluted computation to be the same as the basic computation.  As of the end of the second quarter of fiscal 2012 and 2011, options to purchase 3.2 million and 4.0 million shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding.  For fiscal year-to-date 2012 and 2011, options to purchase 3.2 million and 4.2 million shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding.

A reconciliation of the numerator and denominator of basic and diluted (loss) earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Basic and diluted (loss) earnings per share computation:
Numerator	$(768)	$(6,220)	$3,067	$(13,881)
Denominator:
Weighted average common shares outstanding	42,252	44,843	42,196	44,778
Incremental shares from assumed exercise/issuance of options and awards	-	-	719	-
Total shares	42,252	44,843	42,915	44,778

Basic (loss) earnings per share	$(0.02)	$(0.14)	$0.07	$(0.31)
Diluted (loss) earnings per share	$(0.02)	$(0.14)	$0.07	$(0.31)

NOTE 6.  Short-Term and Long-Term Investments

Our short-term investments consist of highly-rated interest-bearing municipal bonds that have maturities that are less than one year and are accounted for as available for sale.  As of the end of the second quarter of fiscal 2012 and as of the end of fiscal 2011, short-term investments consisted of municipal bonds of $12.1 million and $16.5 million, respectively.  Refer to “NOTE 8 – Fair Value Measurements” for further discussion on how we determined the fair value of our short-term investments.  The associated unrealized net gains and losses in fiscal year-to-date 2012 and in the full year of fiscal 2011, respectively, were immaterial and have been recorded in the consolidated statements of comprehensive income (loss).

As of the end of the second quarter of fiscal 2012 and as of the end of fiscal 2011, our long-term investment comprised of an auction rate security.  Our auction rate security is a AAA/A3-rated debt instrument with a maturity of 25 years.  It is accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education.  Its interest rate is reset through an auction process, most commonly at intervals of approximately 4 weeks.  This same auction process is designed to provide a means by which this security can be sold and prior to 2008 had provided a liquid market for it.  There continues to be uncertainty in the global credit and capital markets, which has resulted in the failure of auctions representing the auction rate security we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids.  While we have continued to earn and receive interest on our auction rate security through the date of this report, we concluded that its estimated fair value no longer approximates par value.  Due to the lack of availability of observable market quotes on our auction rate security, the fair market value of this security has been based on a valuation model using current assumptions.  Refer to “NOTE 8 – Fair Value Measurements” for further discussion on how we determined the fair value of our auction rate security investment.

As of the end of the second quarter of fiscal 2012 and as of the end of fiscal 2011, the fair value of our auction rate security remained the same at $1.7 million.  The fair value of our auction rate security as of the end of the second quarter of fiscal 2012 reflects a cumulative decline of $0.4 million from the par value.  This cumulative $0.4 million decline ($0.2 million net of tax) is deemed temporary as we have the ability to hold this security and we do not have the intent to sell it below par value.  Furthermore, it is not likely that we will be required to sell the security before the recovery of its amortized cost basis.  If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations.  In addition, in the event that we decide to sell this security and it becomes likely that we will be required to sell the security before the recovery of its amortized cost basis, we may be required to recognize impairment charges against income.  We have classified our auction rate security as a non-current asset on our consolidated balance sheet, as we do not expect it to successfully auction and recover its full or par value within the next 12 months.

For the second quarter of fiscal 2012 and 2011, we recorded immaterial unrealized losses and for fiscal year-to-date 2012, we recorded immaterial unrealized gains, for our auction rate security in the consolidated statements of comprehensive income (loss).  For fiscal year-to-date 2011, we recorded unrealized gains of $0.1 million ($0.1 million net of tax).

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

Financial assets and liabilities measured at fair value on a recurring basis as of the end of the second quarter of fiscal 2012 consisted of the following (in thousands):

	Balance at July 28, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$50,120	$50,120	$-	$-
Municipal bonds (short-term)	12,069	-	12,069	-
Auction rate securities (long-term)	1,724	-	-	1,724
Total assets	$63,913	$50,120	$12,069	$1,724
Liabilities:
Deferred compensation plan (long-term)	$4,596	$-	$4,596	$-

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

The activity of our auction rate securities through the second quarter of fiscal 2012, whose fair value was measured using Level 3 inputs, is summarized below (in thousands):

Non-current
Carrying value as of January 28, 2012	$1,722
Total gains
Included in earnings	-
Included in other comprehensive (loss) income1	2
Carrying value as of July 28, 2012	$1,724

1	Unrealized gains of $5,000 and unrealized losses $3,000 occurred during the first and second quarters of fiscal 2012, respectively.

NOTE 9.  Deferred Compensation Plan

In August 2006, we adopted the Hot Topic Inc. Management Deferred Compensation Plan, or the Deferred Compensation Plan, for the purpose of providing highly compensated employees and members of our Board a program to meet their financial planning needs.  The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, or, in the case of members of our Board, 100% of their earned cash fees, all of which, together with the associated investment returns, are 100% vested from the outset.  The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan.  As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held within a “rabbi trust” on our consolidated balance sheet.  We may at our discretion contribute certain amounts to eligible employees’ accounts.  In January 2009, to the extent participants were ineligible to receive such contributions from participation in our 401(k) Plan, we began to contribute 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts.  As of the end of the second quarter of fiscal 2012, assets and associated liabilities of the Deferred Compensation Plan were $4.8 million and $4.6 million, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheets.  As of the end of fiscal 2011, assets and associated liabilities of the Deferred Compensation Plan were $4.7 million and $4.4 million, respectively.

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

For the second quarter of fiscal 2012 and 2011, we recorded store impairment charges of $0.1 million and $0.4 million, respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations.  For fiscal year-to-date fiscal 2012 and 2011, we recorded store impairment charges of $0.4 million and $1.6 million, respectively.

NOTE 11.  Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million that will expire on September 1, 2013.  Letters of credit, which are primarily used for inventory purchases, are issued under the credit agreement.  There were no letters of credit as of the end of the second quarter of fiscal 2012 and as of the end of fiscal 2011.

NOTE 12.  Income Taxes

As of the end of the second quarter of fiscal 2012, the total liability for income tax associated with unrecognized tax benefits consisted of tax of $1.5 million ($0.7 million net of federal benefit), interest of $0.2 million ($0.1 million net of federal benefit) and $0.1 million related to penalties.  Our effective tax rate will be affected by any portion of this liability we may recognize.  As of the end of fiscal 2011, the total liability for income tax associated with unrecognized tax benefits consisted of tax of $1.6 million ($0.7 million net of federal benefit), interest of $0.3 million ($0.2 million net of federal benefit) and $0.1 million related to penalties.

We believe that it is reasonably possible that our liability for unrecognized tax benefits consisting of tax of $1 million ($0.7 million net of federal benefit), interest of $0.2 million ($0.1 million net of federal benefit) and penalties of $0.1 million, may be recognized in the next 12 months due to the settlement of audits and the expiration of statutes of limitations.  As such, we have classified these amounts as current liabilities.

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits as a tax expense.  Tax expense during the second quarter of fiscal 2012 and 2011 related to interest and penalties was not material.  As of the end of the second quarter of fiscal 2012 and as of the end of fiscal 2011, we had accrued $0.3 million and $0.4 million, respectively, of interest and penalties related to uncertain tax positions.

We operate stores throughout the United States as well as in Canada and Puerto Rico, and as a result, we file income tax returns in the United States federal jurisdiction and various states, local and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities.  With few exceptions, we are no longer subject to United States federal, state, local or foreign income tax examinations for years before fiscal 2007.  While it is often difficult to predict the final outcome or the timing or resolution of any particular uncertain tax position, we believe our reserves for income taxes represent the most probable outcome.  We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances.

NOTE 13.  Commitments and Contingencies

From time to time, we are involved in matters of litigation that arise in the ordinary course of business.  Though significant litigation or awards against us could seriously harm our business and financial results, we do not at this time expect any of our litigation to have a material adverse effect on our overall financial condition.

NOTE 14.  Share Repurchase

On August 17, 2011, we announced that our Board approved the repurchase of up to $25 million of our outstanding common stock during the period ended January 28, 2012.  As of the end of fiscal 2011, we had completed the repurchase of 3,212,628 shares of our common stock under this program for approximately $25 million (excluding expenses), which represents an average price of $7.78 per share.

On June 6, 2012, we announced that our Board approved the repurchase of up to $15 million of our outstanding common stock during the period ending February 2, 2013.  As of the end of the second quarter of fiscal 2012, we had not repurchased any shares of our common stock under this program.

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

Cost Reduction Plan  The cost reduction plan, which was designed to meet the challenges of the environment at that time, involved closing approximately 50 underperforming stores, a majority of which closed at the end of the first quarter of fiscal 2011.  These closures occurred as a result of natural lease expirations, exercising lease kick out clauses and other negotiations.  The implementation of the cost reduction plan was expected to improve annual income of approximately $13 million.  The cost reduction plan also included reducing our home office and field management positions, reducing planned capital expenditures in fiscal 2011 to approximately $25 million from $31 million in fiscal 2010 and implementing other non-payroll overhead expense reduction initiatives.  As of the end of the second quarter of fiscal 2011, we had recorded all charges related to the cost reduction plan, completed the announced reduction of our home office and field management positions, and completed the implementation of non-payroll overhead expense reduction initiatives as part of the cost reduction plan.  As of the end of the second quarter of fiscal 2012, we had closed all underperforming stores related to the cost reduction plan, totaling 41 Hot Topic stores and seven Torrid stores.

The following table details charges related to the strategic business changes and the cost reduction plan recorded since their implementation in the first quarter of fiscal 2011 and the fourth quarter of fiscal 2010, respectively, (in thousands).

		Non-Store Related
		Severance and	Inventory and
	Store Related	Outplacement	Asset-Related	Consulting	Stock Option
	Closure Costs 1	Costs	Costs 2	Fees	Expense	Total
Balance at October 30, 2010	$-	$-	$-	$-	$-	$-
Cost Reduction Plan charges	(7,077)	(1,850)	(830)	-	-	(9,757)
Cash payments	93	985	-	-	-	1,078
Non-cash adjustments	6,497	-	830	-	-	7,327
Balance at January 29, 2011	(487)	(865)	-	-	-	(1,352)
Cost Reduction Plan recovery	365	-	-	-	-	365
Strategic Business Changes charges	-	(1,583)	(9,605)	(1,606)	-	(12,794)
Cash payments	699	889	-	1,645	-	3,233
Non-cash adjustments	(659)	-	4,891	-	-	4,232
Balance at April 30, 2011	(82)	(1,559)	(4,714)	39	-	(6,316)
Cost Reduction Plan recovery	174	-	-	-	-	174
Strategic Business Changes charges	-	(1,330)	(532)	(1,383)	(1,072)	(4,317)
Cash payments	144	812	182	753	-	1,891
Non-cash adjustments	(455)	-	4,866	-	1,072	5,483
Balance at July 30, 2011	(219)	(2,077)	(198)	(591)	-	(3,085)
Cash payments	197	464	-	473	-	1,134
Non-cash adjustments	22	(43)	18	20	-	17
Balance at October 29, 2011	-	(1,656)	(180)	(98)	-	(1,934)
Cash payments	-	682	20	-	-	702
Non-cash adjustments	-	-	75	-	-	75
Balance at January 28, 2012	-	(974)	(85)	(98)	-	(1,157)
Cash payments	-	476	-	-	-	476
Non-cash adjustments	-	17	68	98	-	183
Balance at April 28, 2012	-	(481)	(17)	-	-	(498)
Cash payments	-	318	-	-	-	318
Non-cash adjustments	-	23	17	-	-	40
Balance at July 28, 2012	$-	$(140)	$-	$-	$-	$(140)

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

Comparable Sales and Store Count  We consider a store comparable after it has been open for 15 full fiscal months.  If a store is closed during a fiscal year, it is only included in the computation of comparable sales for full fiscal months in which it was open.  Partial fiscal months are excluded from the computation of comparable sales.  During the first quarter of fiscal 2012, we began including our internet sales in the computation of comparable sales.  All prior year comparable sales results have been adjusted. The following table shows our comparable sales results, including Internet, by division for the second quarter of fiscal 2012 and 2011 and fiscal year-to-date 2012 and 2011.

	Comparable Sales			Comparable Sales
	% Change			% Change
Second Quarter	2012	2011	Year-to-date	2012	2011
Hot Topic	3.9%	1.7%	Hot Topic	6.8%	0.4%
Torrid	4.0%	7.4%	Torrid	3.2%	6.9%
Total Company	3.9%	3.2%	Total Company	5.8%	2.1%

During the second quarter of fiscal 2012, the comparable sales increase in the Hot Topic division resulted primarily from increases in the fashion apparel and license categories, partially offset by decreases in the music and fashion accessories categories.  During the same period, the comparable sales increase in the Torrid division was due to an increase in apparel, partially offset by a decrease in accessories.

We continue to evaluate the need to close, remodel, relocate or open new stores.  The following table shows our store expansion and closure activity during the fiscal year-to-date 2012 and 2011.   Our planned store expansion and closure activity in fiscal 2012 is also reflected in the table.

	Number of Stores
	Actual		Estimate
	Six Months Ended	Six Months Ended
	July 28, 2012	July 30, 2011	Fiscal 2012
Hot Topic
Beginning of Period	628	657	628
Open	2	1	2
Close*	(10)	(22)	(13)
End of Period	620	636	617
Remodel/relocate	33	19	50

Torrid
Beginning of Period	148	153	148
Open	27	1	55
Close*	(4)	(9)	(12)
End of Period	171	145	191
Remodel/relocate	4	-	6

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

Three Months Ended July 28, 2012 Compared to the Three Months Ended July 30, 2011

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales.  The discussion that follows should be read in conjunction with this table:

For the three months ended:	July 28, 2012	July 30, 2011

Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	65.9	67.8

Gross margin	34.1	32.2
Selling, general and administrative expenses	34.9	38.9

Loss before benefit for income taxes	(0.8)	(6.7)
Benefit for income taxes	(0.3)	(2.6)

Net loss	(0.5)%	(4.1)%

Net sales increased $6.9 million, or 4.6%, to $157.8 million during the second quarter of fiscal 2012 from $150.9 million during the second quarter of fiscal 2011.  The components of this $6.9 million increase in net sales are as follows:

Amount
(in millions)	Description
$4.7	Increase in sales from Hot Topic and Torrid stores not yet qualifying as comparable stores.
3.7	Hot Topic comparable sales increase of 3.9%.
1.6	Torrid comparable sales increase of 4.0%.
(3.1)	Decrease in sales due to store closures.
$6.9	Total

Gross margin increased $5.2 million, or 10.7%, to $53.9 million during the second quarter of fiscal 2012 from $48.7 million during the second quarter of fiscal 2011.  As a percentage of net sales, gross margin increased to 34.1% during the second quarter of fiscal 2012 from 32.2% in the second quarter of fiscal 2011.  The significant components of this 1.9 percentage point increase in gross margin as a percentage of net sales are as follows:

%	Description
1.2	Increase in merchandise margin primarily as a result of higher realized markup.
0.4	Decrease in store depreciation expenses related to leverage on higher sales and store closures.
0.4	Decrease in distribution expenses, primarily due to lower freight, depreciation, supplies, and leverage on higher sales, partially offset by higher payroll and consulting costs.
0.2	Store occupancy percentage decrease primarily due to leverage on higher sales, partially offset by deferred rent credits recognized in the prior fiscal year as part of our cost reduction plan.
(0.3)	Increase in buying payroll expenses.
1.9%	Total

Selling, general and administrative expenses decreased $3.7 million, or 6.3%, to $55.1 million during the second quarter of fiscal 2012 from $58.8 million during the second quarter of fiscal 2011.  As a percentage of net sales, selling, general and administrative expenses decreased to 34.9% in the second quarter of fiscal 2012 from 38.9% in the second quarter of fiscal 2011.  The significant components of the 4.0 percentage point decrease in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
(2.7)
Costs associated with the write-down of non-critical property and equipment, severance payments, consulting fees and other costs related to the strategic business changes incurred in the second quarter of the prior fiscal year.

(1.3)	Decrease in store and internet payroll expenses and related benefits as a result of leverage on higher sales, improved productivity, and lower store performance based bonuses.
(0.8)	Decrease in other store expenses, primarily due to lower debit/credit card processing costs, utility expenses, supplies, and freight costs, partially offset by higher inventory service fees.
(0.7)	Decrease in depreciation, relocation costs, and asset impairment charges, partially offset by an increase in computer maintenance costs.
0.2	Increase in marketing expenses, primarily due to increases in payroll, marketing events, and media placement costs, partially offset by decreases in store signage expenses.
0.2	Increase in preopening expenses as a result of a greater number of new, relocated and remodeled stores in the second quarter of fiscal 2012.
1.1	Increase in performance based bonuses.
(4.0)%	Total

Loss from operations decreased $8.9 million to $1.2 million during the second quarter of fiscal 2012 from $10.1 million during the second quarter of fiscal 2011.  As a percentage of net sales, loss from operations was 0.8% in the second quarter of fiscal 2012 compared to 6.7% in the second quarter of fiscal 2011.

Benefit for income taxes was $0.5 million in the second quarter of fiscal 2012 compared to $3.8 million in the second quarter of fiscal 2011.  The effective tax rate was 38.3% for the second quarter of fiscal 2012 compared to 37.9% for the second quarter of 2011.

Six Months Ended July 28, 2012 Compared to the Six Months Ended July 30, 2011

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales.  The discussion that follows should be read in conjunction with this table:

For the six months ended:	July 28, 2012	July 30, 2011

Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	64.9	68.3

Gross margin	35.1	31.7
Selling, general and administrative expenses	33.6	38.9

Income (loss) before provision (benefit) for income taxes	1.5	(7.2)
Provision (benefit) for income taxes	0.6	(2.8)

Net income (loss)	0.9%	(4.4)%

Net sales increased $17.2 million, or 5.5%, to $329.4 million during fiscal year-to-date 2012 from $312.2 million during fiscal year-to-date 2011.  The components of this $17.2 million increase in net sales are as follows:

Amount (in millions)	Description
$13.1	Hot Topic comparable sales increase of 6.8%.
7.9	Increase in sales from Torrid stores not yet qualifying as comparable stores.
2.7	Torrid comparable sales increase of 3.2%.
0.8	Increase in sales from Hot Topic stores not yet qualifying as comparable stores (includes two new stores and 43 expanded or relocated stores opened since the second quarter of the prior year).
(7.3)	Decrease in sales due to store closures.
$17.2	Total

Gross margin increased $16.4 million, or 16.5%, to $115.5 million during fiscal year-to-date 2012 from $99.1 million during fiscal year-to-date 2011.  As a percentage of net sales, gross margin increased to 35.1% during the fiscal year-to-date 2012 from 31.7% in the fiscal year-to-date 2011.  The significant components of this 3.4 percentage point increase in gross margin as a percentage of net sales are as follows:

%	Description
2.6	Increase in merchandise margin as a result of higher realized markup and lower markdowns, which included markdowns from strategic business changes in the prior fiscal year.
0.5	Decrease in distribution expenses, primarily due to lower freight, depreciation, supplies, payroll costs, and leverage on higher sales, partially offset by higher consulting fees.
0.5	Decrease in store depreciation expenses related to store closures and leverage on higher sales.
0.1	Store occupancy percentage decrease primarily due to leverage on higher sales, partially offset by deferred rent credits recognized in the prior fiscal year as part of our cost reduction plan.
(0.3)	Increase in buying payroll expenses.
3.4%	Total

Selling, general and administrative expenses decreased $10.9 million, or 9.0%, to $110.7 million during fiscal year-to-date 2012 from $121.6 million during fiscal year-to-date 2011.  As a percentage of net sales, selling, general and administrative expenses decreased to 33.6% in fiscal year-to-date 2012 from 38.9% in fiscal year-to-date 2011.  The significant components of the 5.3 percentage point decrease in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
(3.6)
Costs associated with the write-down of non-critical property and equipment, severance payments, consulting fees and other costs related to the strategic business changes incurred in the  prior fiscal year.

(1.5)	Decrease in store and internet payroll expenses and related benefits as a result of leverage on higher sales and improved productivity.
(0.8)	Decrease in other store expenses, primarily due to lower debit/credit card processing costs, utility expenses, supplies, and freight costs.
(0.6)	Decrease in general and administrative payroll, depreciation and relocation costs, partially offset by an increase in consulting fees and computer maintenance costs and software assets writeoff.
0.2	Increase in preopening expenses as a result of a greater number of new, relocated and remodeled stores in fiscal 2012.
1.0	Increase in performance based bonuses.
(5.3)%	Total

Income from operations increased $27.3 million to $4.8 million during fiscal year-to-date 2012 from loss from operations of $22.5 million during fiscal year-to-date 2011.  As a percentage of net sales, income from operations was 1.5% in fiscal year-to-date 2012 compared to loss from operations of 7.2% in the fiscal year-to-date 2011.

Provision for income taxes was $1.8 million in fiscal year-to-date 2012 compared to a benefit for income taxes of $8.5 million in fiscal year-to-date 2011.  The effective tax rate was 37.4% for fiscal year-to-date 2012 compared to 37.9% for fiscal year-to-date 2011.

LIQUIDITY AND CAPITAL RESOURCES

Historically and during the second quarter of fiscal 2012, uses of cash have been to purchase merchandise inventories, improve our information technology infrastructure and fund new store openings, store remodels and relocations.  We also funded cash dividend payments totaling $6.8 million during fiscal year-to-date 2012 and $12.2 million in the full fiscal year of 2011.  Our cash dividends are discussed in more detail in “NOTE 4 – Cash Dividends” contained in the accompanying financial statements.  While we have not repurchased any of our common stock during fiscal 2012, one of our primary uses of cash during fiscal 2011 was to repurchase an aggregate of $25 million of our common stock (discussed in more detail in “NOTE 14 – Share Repurchase” contained in the accompanying financial statements).  During fiscal 2012 and the full fiscal year of 2011, we made cash outlays of approximately $0.8 million and $7 million, respectively, related to the strategic business changes and cost reduction plan discussed in more detail in “NOTE 2 – Business Events” contained in the accompanying financial statements.  We have typically satisfied our cash requirements principally from cash flows from operations and we also maintain a $5 million unsecured credit agreement (discussed in more detail in “NOTE 11 – Bank Credit Agreement” contained in the accompanying financial statements).

Cash, cash equivalents and short-term and long-term investments, including auction rate securities, held by us were $65.4 million and $67.8 million as of the end of the second quarter of fiscal 2012 and as of the end of fiscal 2011, respectively, and are discussed in more detail in “NOTE 6 – Short-Term and Long-Term Investments” contained in the accompanying financial statements.  We believe our current cash balances and cash generated from operations will be sufficient to fund our operations through at least the next 12 months.  Auctions representing the auction rate securities we hold have continued to fail and will limit our ability to liquidate these investments for some period of time.  However, we do not believe the auction failures will impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Net cash flows provided by operating activities were $22.3 million and $12.0 million during fiscal year-to-date 2012 and 2011, respectively.  The $10.3 million increase in net cash provided by operating activities in fiscal year-to-date 2012 as compared to fiscal year-to-date 2011 was primarily attributable to an increase in net income and a decrease in prepaid expenses and other current assets, partially offset by decreases in accounts payable and accrued liabilities, and an increase in inventory.

Net cash flows used in investing activities were $15.1 million and $1.1 million during fiscal year-to-date 2012 and 2011, respectively.  The $14 million increase in net cash used in investing activities in fiscal year-to-date 2012 as compared to fiscal year-to-date 2011 was primarily attributable to a $7.4 million increase in purchases of property and equipment and a $6.6 million decrease in proceeds from sale of short-term and long-term investments, net of purchases.

Net cash flows used in financing activities were $5.3 million and $5.2 million during fiscal year-to-date 2012 and 2011, respectively.  The $0.1 million increase in cash flows used in financing activities was primarily attributable to an increase in the cash dividends paid.

The following table summarizes our contractual obligations as of fiscal year-to-date 2012 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period (in thousands)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$223,376	$50,597	$80,083	$49,546	$43,150
Purchase obligations	87,077	87,077	-	-	-
Letters of credit and other obligations	6,755	4,647	2,108	-	-
Income tax audit settlements¹	506	506	-	-	-
Total contractual obligations	$317,714	$142,827	$82,191	$49,546	$43,150

1.
The $0.5 million of income tax audit settlements relate to certain open audits we expect to be fully settled in fiscal 2012 and to gross unrecognized tax benefits for which the statutes of limitations are expected to expire in fiscal 2012.  Due to the uncertainty regarding the timing of future cash outflows associated with other noncurrent unrecognized tax benefits of $0.4 million, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amount in the contractual obligations table above.

In fiscal 2012, we anticipate we will spend approximately $25 million on capital expenditures for store construction and other improvements to existing stores, including remodels and relocations.  In fiscal 2012, we also plan to spend approximately $12 million on capital expenditures for various improvements in our information technology infrastructure, including technological improvements at the store level and the purchase of new computer hardware and software. We may make additional capital expenditures in fiscal 2012 for other strategic and operational purposes.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are not a party to any derivative financial instruments.  Our exposure to market risk primarily relates to changes in interest rates on our investments with maturities of less than three months (which are considered to be cash and cash equivalents) and short-term and long-term investments with maturities in excess of three months.  A 100 basis point change in interest rates over a three-month period would not have a material impact on the fair value of our investment portfolio as of the end of the second quarter of fiscal 2012.  Cash, cash equivalents and short-term and long-term investments, including auction rate securities, are discussed in more detail in “NOTE 6 – Short-Term and Long-Term Investments” contained in the accompanying financial statements.

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

System security risk issues and system failures could disrupt our internal operations or information technology services provided to customers

Computer hacking attacks, as well as computer malware, denial-of-service attacks and viruses, have become increasingly prevalent in recent years.  Using such methods and others, experienced computer programmers, hackers and other users may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns.  As a result, we could incur significant expenses addressing problems created by security breaches of our network.  Moreover, we could incur significant loss of revenue and increased expenses in connection with system failures.  In addition, hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.  The costs to us to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions.  In addition, our systems are not fully redundant and could be subject to failure.  Our disaster recovery planning may not be sufficient, and we may not have adequate insurance coverage to compensate us for any significant casualty loss.

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

Timing, seasonal issues and other fluctuations outside of our control could negatively impact our financial performance for given periods

Our business, particularly our Hot Topic division, is subject to seasonal influences that affect our comparable sales.  There are heavier concentrations of sales during the back-to-school, Halloween and holiday (defined as the week of Thanksgiving through the first few days of January) seasons and other periods when schools are not in session.  Our results of operations may fluctuate materially depending on, among other things, the timing of store openings and related pre-opening and other startup expenses; net sales contributed by new stores; increases or decreases in comparable sales; timing, popularity of and our ability to obtain, certain pop culture-related licenses, including on an exclusive basis; releases of new music, movies and television shows; releases of new music/pop culture-related products; our ability to efficiently source and distribute products; changes in our merchandise mix and the challenges involved in getting the right mix into stores at the right time; shifts in timing of certain holidays; weather conditions; and overall economic conditions.

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

3.3	Amended and Restated Bylaws, as amended. (Filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (333-5054-LA) and incorporated herein by reference.)

10.1a	Form of Indemnity Agreement entered into between Registrant and its directors and officers.

10.2a	Amended and Restated Employment Agreement, dated as of March 16, 2012, by and between Registrant and Lisa Harper.

10.3a
2012 Equity Incentive Plan (the “2012 Plan”).  (Filed as Exhibit 99.1 to Registrant’s Initial Registration Statement on Form S-8 (333-181887), filed on June 5, 2012 and incorporated herein by reference.)

10.4a
Form of Restricted Stock Agreement of Registrant pursuant to the 2012 Plan.  (Filed as Exhibit 99.2 to Registrant’s Initial Registration Statement on Form S-8 (333-181887), filed on June 5, 2012 and incorporated herein by reference.)

10.5a
Form of Nonstatutory Stock Option Agreement of Registrant pursuant to the 2012 Plan.  (Filed as Exhibit 99.3 to Registrant’s Initial Registration Statement on Form S-8 (333-181887), filed on June 5, 2012 and incorporated herein by reference.)

31.1	Certification, dated August 21, 2012 of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated August 21, 2012, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated August 21, 2012, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

a	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc.
(Registrant)

Date:	August 21, 2012	/s/ Lisa Harper
Lisa Harper
Chief Executive Officer
(Principal Executive Officer)

Date:	August 21, 2012	/s/ James McGinty
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

3.3	Amended and Restated Bylaws, as amended. (Filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (333-5054-LA) and incorporated herein by reference.)

10.1a	Form of Indemnity Agreement entered into between Registrant and its directors and officers.

10.2a	Amended and Restated Employment Agreement, dated as of March 16, 2012, by and between Registrant and Lisa Harper.

10.3a
2012 Equity Incentive Plan (the “2012 Plan”).  (Filed as Exhibit 99.1 to Registrant’s Initial Registration Statement on Form S-8 (333-181887), filed on June 5, 2012 and incorporated herein by reference.)

10.4a
Form of Restricted Stock Agreement of Registrant pursuant to the 2012 Plan.  (Filed as Exhibit 99.2 to Registrant’s Initial Registration Statement on Form S-8 (333-181887), filed on June 5, 2012 and incorporated herein by reference.)

10.5a
Form of Nonstatutory Stock Option Agreement of Registrant pursuant to the 2012 Plan.  (Filed as Exhibit 99.3 to Registrant’s Initial Registration Statement on Form S-8 (333-181887), filed on June 5, 2012 and incorporated herein by reference.)

31.1	Certification, dated August 21, 2012 of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated August 21, 2012, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated August 21, 2012, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

a Denotes management contract or compensatory plan or arrangement.