Form 10-Q
period 2012-10-27
HOT TOPIC INC /CA/
filed 2012-11-20
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

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

626) 839-4681
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

Yes ☐                      No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  November 15, 2012  – 42,311,202 shares of common stock, no par value.

HOT TOPIC, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Net sales	$179,413	$175,822	$508,785	$488,045
Cost of goods sold, including buying,
distribution and occupancy costs	115,174	116,238	329,010	329,389
Gross margin	64,239	59,584	179,775	158,656

Selling, general and administrative expenses	57,379	55,361	168,073	176,919
Income (loss) from operations	6,860	4,223	11,702	(18,263)

Interest and other income, net	39	88	96	222
Income (loss) before provision (benefit) for
income taxes	6,899	4,311	11,798	(18,041)

Provision (benefit) for income taxes	2,610	1,198	4,441	(7,274)
Net income (loss)	$4,289	$3,113	$7,357	$(10,767)

Earnings (loss) per share:
Basic	$0.10	$0.07	$0.17	$(0.24)
Diluted	$0.10	$0.07	$0.17	$(0.24)

Cash dividends declared and paid per share	$0.08	$0.07	$0.24	$0.21

Shares used in computing earnings (loss) per share:
Basic	42,319	43,942	42,237	44,492
Diluted	43,056	44,481	42,962	44,492

Comprehensive income (loss):
Net income (loss)	$4,289	$3,113	$7,357	$(10,767)
Other comprehensive income (loss):
Foreign currency translation adjustment	9	53	(77)	54
Unrealized gain (loss) on short-term and long-term investments, net of taxes of $1 and $35 for the nine-month periods	5	(28)	10	40
Total other comprehensive income (loss)	14	25	(67)	94
Comprehensive income (loss)	$4,303	$3,138	$7,290	$(10,673)

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	October 27, 2012	January 28, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,767	$49,615
Short-term investments	10,080	16,503
Inventory	90,745	70,800
Prepaid expenses and other	10,980	17,474
Deferred tax assets	5,610	5,953
Total current assets	166,182	160,345

Property and equipment, net	109,297	105,790
Deposits and other	7,734	7,002
Long-term investments	1,730	1,722
Deferred tax assets	4,402	3,104
Total assets	$289,345	$277,963

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$36,368	$23,828
Accrued liabilities	41,466	44,253
Income taxes payable	1,306	171
Total current liabilities	79,140	68,252

Deferred rent and other	19,977	20,486
Income taxes payable	533	1,812
Deferred compensation	4,933	4,410

Commitments and contingencies

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common shares, no par value; 150,000,000 shares authorized;
42,309,869 and 42,047,991 shares issued and
outstanding at October 27, 2012 and January 28, 2012, respectively	133,981	129,354
Retained earnings	51,065	53,866
Accumulated other comprehensive loss	(284)	(217)
Total shareholders’ equity	184,762	183,003
Total liabilities and shareholders’ equity	$289,345	$277,963

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine Months Ended
	October 27, 2012	October 29, 2011
OPERATING ACTIVITIES
Net income (loss)	$7,357	$(10,767)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,178	27,070
Stock-based compensation	3,152	3,395
Loss on disposal of property and equipment	1,032	2,615
Impairment of long-lived assets	469	2,198
Deferred taxes	(1,298)	(1,162)
Gift card breakage	(354)	(356)
Foreign currency translation gain	61	-
Changes in operating assets and liabilities:
Inventory	(20,097)	(14,594)
Prepaid expenses and other current assets	6,495	(4,645)
Deposits and other assets	(732)	307
Accounts payable	12,538	11,871
Accrued liabilities	(1,776)	(358)
Deferred rent and other	(509)	(4,696)
Income taxes payable	(145)	(690)
Net cash provided by operating activities	31,371	10,188

INVESTING ACTIVITIES
Purchases of property and equipment	(30,187)	(17,112)
Proceeds from sale of short-term and long-term investments, net of purchases	6,425	11,852
Net cash used in investing activities	(23,762)	(5,260)

FINANCING ACTIVITIES
Excess tax benefit from stock-based compensation	472	589
Proceeds from employee stock purchases and exercise of stock options	1,213	2,844
Payment of cash dividends	(10,148)	(9,253)
Payment of capital lease obligation	-	(191)
Repurchase of common stock	-	(23,170)
Net cash used in financing activities	(8,463)	(29,181)
Decrease in cash and cash equivalents	(854)	(24,253)
Effect of foreign currency exchange rate changes on cash	6	3
Cash and cash equivalents at beginning of period	49,615	51,316
Cash and cash equivalents at end of period	$48,767	$27,066

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$1	$9
Cash paid (received) during the period for income taxes	$2,357	$(891)

See accompanying Notes to Condensed Consolidated Financial Statements.

HOT TOPIC, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  Organization and Basis of Presentation

Description of Business  We are a mall and web-based specialty retailer of apparel, accessories, music and gift items for young men and women whose lifestyles reflect a passion for music, fashion and pop culture.  We primarily operate under two concepts: Hot Topic and Torrid.  We launched a new test retail concept, Blackheart, during the fourth quarter of fiscal 2012.  Refer to “NOTE 15 – Subsequent Events” for more information concerning Blackheart.  Music and pop culture are the overriding inspirations at Hot Topic, and Torrid is focused on providing the best in fashion to young plus-size women.  At our Hot Topic stores and our website hottopic.com, we sell a selection of licensed and non-licensed apparel, accessories and gift items that are influenced by popular music artists and pop culture trends, designed to appeal to young men and women.  We also sell a limited assortment of music CDs and DVDs at Hot Topic.  At our Torrid stores and on our website torrid.com, we sell on-trend fashion apparel, lingerie and accessories inspired by and designed to fit the young, voluptuous woman who wears a size 12 and up.  We generate revenues primarily through our retail stores in the United States of America, Puerto Rico and Canada, and online through our websites.  We were incorporated in California in 1988 and opened our first Hot Topic store the following year in fiscal 1989.  We opened our first Torrid store in fiscal 2001.  During the second quarter of fiscal 2011, the operations of ShockHound, an online digital music website launched in fiscal 2008, were discontinued.  Refer to “NOTE 2 – Business Events” for more information concerning the discontinuation of ShockHound’s operations.

References to Hot Topic, Inc.  Throughout this report, the terms “we,” “us,” “our,” “company” and similar references refer to Hot Topic, Inc. and its wholly-owned subsidiaries.

Fiscal Year  Our fiscal year ends on the Saturday nearest to January 31.  References to the third quarter of fiscal 2012 and 2011 refer to the thirteen week periods ended October 27, 2012 and October 29, 2011, respectively.  References to fiscal 2012 refer to the 53-week period ending February 2, 2013.  References to fiscal 2011, 2010 and 2009 refer to the 52-week periods ended January 28, 2012, January 29, 2011, and January 30, 2010, respectively.  Fiscal 2013 refers to the 52-week period ending February 1, 2014.

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

		Non-Store Related
		Severance and	Inventory and
	Store Related	Outplacement	Asset-Related	Consulting	Stock Option
	Closure Costs 1	Costs	Costs 2	Fees	Expense	Total
Balance at October 30, 2010	$-	$-	$-	$-	$-	$-
Cost Reduction Plan charges	(7,077)	(1,850)	(830)	-	-	(9,757)
Cash payments	93	985	-	-	-	1,078
Non-cash adjustments	6,497	-	830	-	-	7,327
Balance at January 29, 2011	(487)	(865)	-	-	-	(1,352)
Cost Reduction Plan recovery	365	-	-	-	-	365
Strategic Business Changes charges	-	(1,583)	(9,605)	(1,606)	-	(12,794)
Cash payments	699	889	-	1,645	-	3,233
Non-cash adjustments	(659)	-	4,891	-	-	4,232
Balance at April 30, 2011	(82)	(1,559)	(4,714)	39	-	(6,316)
Cost Reduction Plan recovery	174	-	-	-	-	174
Strategic Business Changes charges	-	(1,330)	(532)	(1,383)	(1,072)	(4,317)
Cash payments	144	812	182	753	-	1,891
Non-cash adjustments	(455)	-	4,866	-	1,072	5,483
Balance at July 30, 2011	(219)	(2,077)	(198)	(591)	-	(3,085)
Cash payments	197	464	-	473	-	1,134
Non-cash adjustments	22	(43)	18	20	-	17
Balance at October 29, 2011	-	(1,656)	(180)	(98)	-	(1,934)
Cash payments	-	682	20	-	-	702
Non-cash adjustments	-	-	75	-	-	75
Balance at January 28, 2012	-	(974)	(85)	(98)	-	(1,157)
Cash payments	-	476	-	-	-	476
Non-cash adjustments	-	17	68	98	-	183
Balance at April 28, 2012	-	(481)	(17)	-	-	(498)
Cash payments	-	318	-	-	-	318
Non-cash adjustments	-	23	17	-	-	40
Balance at July 28, 2012	-	(140)	-	-	-	(140)
Cash payments	-	133	-	-	-	133
Non-cash adjustments	-	7	-	-	-	7
Balance at October 27, 2012	$-	$-	$-	$-	$-	$-

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

The 2012 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board.  Both incentive and non-statutory stock options granted by us under the 2012 Plan must carry an exercise price of at least 100% of the fair market value of our common stock on the date of grant.  Incentive stock options must carry an exercise price of at least 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock.  Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 8 years.  In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) 942,602 and 34,976 shares of common stock remaining available for issuance under the 2006 Plan and the 1996 Non-Employee Directors’ Stock Option Plan, or the 1996 NEDSOP, respectively, as of June 5, 2012, (b) an additional 3,100,000 shares and (c) the number of shares subject to stock awards as of June 5, 2012 under the 2006 Plan and the 1996 NEDSOP pursuant to the terms of the 2006 Plan and the 1996 NEDSOP.  As of the end of the third quarter of fiscal 2012, 3,976,103 shares were available for future grants under the 2012 Plan.  All awards to date under the 2012 Plan have been granted to our employees and directors, and none have been granted to consultants.

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

In June 1996, the Board adopted the Employee Stock Purchase Plan, or the Stock Purchase Plan.   The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees.  All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan.  Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason.  In general, an employee may reduce their contribution or withdraw from participation in an offering at any time during the purchase period for such offering.  Employees receive a 15% discount on shares purchased under the Stock Purchase Plan.  Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted.  The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996.  Subsequent offerings have occurred every six months commencing January 1, 1997.  As of the end of the third quarter of fiscal 2012, 692,372 shares could still be sold to employees under the Stock Purchase Plan.  Compensation expense for the third quarter of fiscal 2012 and 2011 was $66,000 and $45,000, respectively, related to the fair value of the rights granted to participants under the plan.  During fiscal year-to-date 2012 and 2011, $150,000 and $123,000, respectively, was expensed.

In June 2012, we granted non-employee directors an aggregate of 21,008 shares of restricted common stock under the 2012 Plan.  In March 2012 and June 2011, we granted non-employee directors an aggregate of 515 and 25,387 shares of restricted common stock, respectively, under the 2006 Plan.  Restricted shares generally vest in one installment in the year subsequent to the grant year.  All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board.  The value of these grants is expensed over the vesting period.  During the third quarter of fiscal 2012 and 2011, $50,000 and $45,000, respectively, was expensed.  During the fiscal year-to-date 2012 and 2011, $149,000 and $144,000, respectively, was expensed.

In April 2012, we granted an independent consultant 2,525 shares of restricted common stock under the 2006 Plan.  This grant was substantially similar to the restricted common stock granted to non-employee directors described above except that vesting occurred in full after providing six months of continuous service to the company.  A charge of $8,000 and $25,000 was expensed for this grant during the third quarter of fiscal 2012 and fiscal year-to-date 2012, respectively.  As of the end of the third quarter of fiscal 2012, we had recorded all charges related to this grant.

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

In March 2011, we granted certain employees the option to purchase an aggregate of 415,000 shares of our common stock, net of forfeitures, under the 2006 Plan.  These share options are subject to four-year vesting, but vesting will occur in full upon the occurrence of the vesting determination described above.

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

The following table summarizes stock options outstanding under all of our plans as of the end of the third quarter of fiscal 2012, as well as activity during fiscal year-to-date 2012:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 28, 2012	5,890,439	$9.29

Granted	1,708,354	$9.68
Exercised	(177,463)	$5.62
Forfeited or expired	(535,614)	$13.00

Outstanding at October 27, 2012	6,885,716	$9.19	7.05	$8,685

Exercisable at October 27, 2012	3,253,320	$10.62	5.31	$4,245

The total fair value of shares vested during the third quarter of fiscal 2012 and 2011 is $0.9 million and $0.7 million, respectively.  The total fair value of shares vested during fiscal-year-to-date 2012 and 2011 was $2.4 and $3.0 million, respectively.

Cash proceeds, tax benefits and intrinsic values related to total stock options exercised during the third quarter of fiscal 2012 and 2011 and during fiscal year-to-date 2012 and 2011 are provided in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Proceeds from stock options exercised	$140	$1,733	$997	$2,675
Tax benefit related to stock options exercised	$41	$394	$306	$482
Intrinsic value of stock options exercised	$103	$986	$766	$1,206

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

We estimate the fair values of the share options granted in March 2011, that are subject to the vesting determination, using a Monte Carlo simulation valuation model.  The fair values of the options to purchase the aggregate of 415,000 shares, net of forfeitures, are amortized over the vesting period determined by this model.  The entire fair value of the 500,000 share option was recognized as compensation expense during fiscal 2011.

The effect of recording stock-based compensation for the third quarter of fiscal 2012 and 2011 and for fiscal year-to-date 2012 and 2011 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Stock-based compensation by type of award:
Employee and director stock options and awards	$1,010	$626	$2,977	$3,370
Non-employee stock award	8	-	25	-
Employee stock purchase plan	66	45	150	123
Total stock-based compensation expense	1,084	671	3,152	3,493
Tax effect on stock-based compensation expense	(384)	(278)	(1,131)	(1,296)
Net effect on net income or loss	$700	$393	$2,021	$2,197

For the third quarter of fiscal 2012 and 2011, $127,000 and $118,000, respectively, of stock-based compensation expense was recorded as a component of cost of goods sold and the remainder, $1.0 million and $0.6 million, respectively, was charged to selling, general and administrative expense.

For fiscal year-to-date 2012 and 2011, $460,000 and $336,000, respectively, of stock-based compensation expense was recorded as a component of cost of goods sold and the remainder, $2.7 million and $3.2 million, respectively, was charged to selling, general and administrative expense.

As of the end of the third quarter of fiscal 2012 and 2011, we had $7.0 million and $5.7 million, respectively, of unrecognized expense related to non-vested stock option grants (with the exception of Lisa Harper’s 100,000 stock options granted in March 2012 that are subject to the performance condition, and the aggregate of 415,000 stock options granted in March 2011 that are subject to the vesting determination), which are expected to be recognized over weighted average periods of 2.68 years and 2.79 years, respectively.

As of the end of the third quarter of fiscal 2012, we had $0.2 million of unrecognized expense related to Lisa Harper’s option to purchase 100,000 shares of our common stock granted in March 2012 that are subject to the performance condition, which is expected to be recognized over a weighted average period of 3.42 years.  This option to purchase 100,000 shares has a $3.44 weighted average fair value at grant date.

As of the end of the third quarter of fiscal 2012 and 2011, we had $0.3 million and $0.7 million, respectively, of unrecognized expense related to the options to purchase an aggregate of 415,000 shares of our common stock granted in March 2011 that are subject to the vesting determination, which is expected to be recognized over weighted average periods of 2.42 years and 3.42 years, respectively.

As of the end of the third quarter of fiscal 2012 and 2011, we had $117,000 and $105,000, respectively, of unrecognized expense related to restricted stock grants, which is expected to be recognized over weighted average periods of 0.61 and 0.48 years, respectively.

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

The following weighted average assumptions were used in the Black-Scholes option valuation model for stock options granted:

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Risk free interest rate	1%	2%	1%	2%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	58%	58%	57%	58%
Expected dividend yield	3%	4%	4%	4%

Weighted average fair value at grant date (with the exception of Lisa Harper’s 100,000 stock options granted in March 2012 that are subject to the performance condition)	$3.55	$3.01	$3.50	$2.42

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

NOTE 4. Cash Dividends

On October 3, 2012, we announced that our Board authorized a regular quarterly cash dividend of $0.08 per share.  The $0.08 per share dividend was paid in October 2012 to shareholders of record at the close of business on October 15, 2012.  We released the funds used to pay for this regular quarterly cash dividend during the third quarter of fiscal 2012.  Our Board will determine future regular quarterly cash dividends after giving consideration to our then existing levels of profit, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  Total dividends paid during fiscal year-to-date 2012 and 2011 amounted to $10.1 million and $9.3 million, respectively.

NOTE 5. Earnings (Loss) Per Share

Basic earnings or loss per share is computed by dividing net income or net loss, respectively, by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period.  Periods of net loss require the diluted computation to be the same as the basic computation.  During the third quarter of fiscal 2012 and 2011, options to purchase 3.7 million and 2.8 million shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding.  During fiscal year-to-date 2012 and 2011, options to purchase 3.4 million and 3.6 million shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding.

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Basic and diluted earnings (loss) per share computation:
Numerator	$4,289	$3,113	$7,357	$(10,767)
Denominator:
Weighted average common shares outstanding	42,319	43,942	42,237	44,492
Incremental shares from assumed exercise/issuance of options and awards	737	539	725	-
Total shares	43,056	44,481	42,962	44,492

Basic earnings (loss) per share	$0.10	$0.07	$0.17	$(0.24)
Diluted earnings (loss) per share	$0.10	$0.07	$0.17	$(0.24)

NOTE 6.  Short-Term and Long-Term Investments

Our short-term investments consist of highly-rated interest-bearing municipal bonds that have maturities that are less than one year and are accounted for as available for sale.  As of the end of the third quarter of fiscal 2012 and as of the end of fiscal 2011, short-term investments consisted of municipal bonds of $10.1 million and $16.5 million, respectively.  Refer to “NOTE 8 – Fair Value Measurements” for further discussion on how we determined the fair value of our short-term investments.  The associated unrealized net gains and losses in fiscal year-to-date 2012 and in the full year of fiscal 2011, respectively, were immaterial and have been recorded in the consolidated statements of comprehensive income (loss).

As of the end of the third quarter of fiscal 2012 and as of the end of fiscal 2011, our long-term investment comprised of an auction rate security.  Our auction rate security is a AAA/A3-rated debt instrument with a maturity of 25 years.  It is accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education.  Its interest rate is reset through an auction process, most commonly at intervals of approximately 4 weeks.  This same auction process is designed to provide a means by which this security can be sold and prior to 2008 had provided a liquid market for it.  There continues to be uncertainty in the global credit and capital markets, which has resulted in the failure of auctions representing the auction rate security we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids.  While we have continued to earn and receive interest on our auction rate security through the date of this report, we concluded that its estimated fair value no longer approximates par value.  Due to the lack of availability of observable market quotes on our auction rate security, the fair market value of this security has been based on a valuation model using current assumptions.  Refer to “NOTE 8 – Fair Value Measurements” for further discussion on how we determined the fair value of our auction rate security investment.

As of the end of the third quarter of fiscal 2012 and as of the end of fiscal 2011, the fair value of our auction rate security remained the same at $1.7 million.  The fair value of our auction rate security as of the end of the third quarter of fiscal 2012 reflects a cumulative decline of $0.4 million from the par value.  This cumulative $0.4 million decline ($0.2 million net of tax) is deemed temporary as we have the ability to hold this security and we do not have the intent to sell it below par value.  Furthermore, it is not likely that we will be required to sell the security before the recovery of its amortized cost basis.  If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations.  In addition, in the event that we decide to sell this security and it becomes likely that we will be required to sell the security before the recovery of its amortized cost basis, we may be required to recognize impairment charges against income.  We have classified our auction rate security as a non-current asset on our consolidated balance sheet, as we do not expect it to successfully auction and recover its full or par value within the next 12 months.

For the third quarter of fiscal 2012 and fiscal year-to-date 2012, we recorded immaterial unrealized gains for our auction rate security in the consolidated statements of comprehensive income (loss).   We recorded immaterial unrealized losses for the first quarter of fiscal 2011 and for fiscal year-to-date 2011, we recorded unrealized gains of $0.1 million ($0.1 million net of tax).

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

Financial assets and liabilities measured at fair value on a recurring basis as of the end of the third quarter of fiscal 2012 consisted of the following (in thousands):

	Balance at October 27, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$44,851	$44,851	$-	$-
Municipal bonds (short-term)	10,080	-	10,080	-
Auction rate security (long-term)	1,730	-	-	1,730
Total assets	$56,661	$44,851	$10,080	$1,730
Liabilities:
Deferred compensation plan (long-term)	$4,933	$-	$4,933	$-

The fair value of our short-term municipal bonds is based on market prices for similar assets from third-party pricing services using observable market information.  The money market funds fair value is determined based on quoted prices in active markets.  Due to the lack of availability of observable market quotes on our auction rate security, the fair market value of this security has been determined based on an internal valuation model which incorporates primarily management’s own current assumptions.  The model values the securities by estimating the present value of future principal and interest payments discounted at rates considered to reflect current market conditions.  Significant assumptions used in the valuation include those made about the liquidity horizon which we currently estimate to be approximately five years and the net trading yield rate which we currently estimate to be approximately 5%.  The fair value measurement of our auction rate security has an inverse relationship with our liquidity horizon assumption and changes in this assumption may cause the fair value to be significantly impacted.  Other factors that impact our valuation include changes to credit ratings of our auction rate security as well as to the underlying assets supporting these securities and the ongoing strength and quality of the credit markets.  Our valuation is subject to uncertainties that are difficult to predict and could change significantly based on future market conditions.  The deferred compensation plan liability represents the amount that would be earned by participants if the funds were invested in securities traded in active markets.  The fair value of the deferred compensation plan liability is determined based on quoted prices of similar assets that are traded in observable markets.

The activity of our auction rate security through the third quarter of fiscal 2012, whose fair value was measured using Level 3 inputs, is summarized below (in thousands):

Non-current
Carrying value as of January 28, 2012	$1,722
Total gains
Included in earnings	-
Included in other comprehensive income 1	8
Carrying value as of October 27, 2012	$1,730

1	Unrealized gains of $5,000 and $6,000 occurred during the first and third quarters of fiscal 2012, respectively, and unrealized losses of $3,000 occurred during the second quarter of fiscal 2012.

NOTE 9.  Deferred Compensation Plan

In August 2006, we adopted the Hot Topic Inc. Management Deferred Compensation Plan, or the Deferred Compensation Plan, for the purpose of providing highly compensated employees and members of our Board a program to meet their financial planning needs.  The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, or, in the case of members of our Board, 100% of their earned cash fees, all of which, together with the associated investment returns, are 100% vested from the outset.  The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan.  As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held within a “rabbi trust” on our consolidated balance sheet.  We may at our discretion contribute certain amounts to eligible employees’ accounts.  In January 2009, to the extent participants were ineligible to receive such contributions from participation in our 401(k) Plan, we began to contribute 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts.  As of the end of the third quarter of fiscal 2012, assets and associated liabilities of the Deferred Compensation Plan were each $4.9 million, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheets.  As of the end of fiscal 2011, assets and associated liabilities of the Deferred Compensation Plan were $4.7 million and $4.4 million, respectively.

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

For the third quarter of fiscal 2012, store impairment charges were immaterial and for the third quarter of fiscal 2011, we recorded store impairment charges of $0.3 million, which are included in selling, general and administrative expenses in our consolidated statements of operations.  For fiscal year-to-date 2012 and 2011, we recorded store impairment charges of $0.4 million and $1.9 million, respectively.

NOTE 11.  Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million that will expire on September 1, 2013.  Letters of credit, which are primarily used for inventory purchases, are issued under the credit agreement.  There were no letters of credit as of the end of the third quarter of fiscal 2012 and as of the end of fiscal 2011.

NOTE 12.  Income Taxes

As of the end of the third quarter of fiscal 2012, the total liability for income tax associated with unrecognized tax benefits consisted of tax of $1.5 million ($1.0 million net of federal benefit), interest of $0.2 million ($0.1 million net of federal benefit) and $0.1 million related to penalties.  Our effective tax rate will be affected by any portion of this liability we may recognize.  As of the end of fiscal 2011, the total liability for income tax associated with unrecognized tax benefits consisted of tax of $1.6 million ($0.7 million net of federal benefit), interest of $0.3 million ($0.2 million net of federal benefit) and $0.1 million related to penalties.

We believe that it is reasonably possible that our liability for unrecognized tax benefits consisting of tax of $1.0 million ($0.7 million net of federal benefit), interest of $0.2 million ($0.1 million net of federal benefit) and penalties of $0.1 million, may be recognized in the next 12 months due to the settlement of audits and the expiration of statutes of limitations.  As such, we have classified these amounts as current liabilities.

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits as a tax expense.  Tax expense during the third quarter of fiscal 2012 and 2011 related to interest and penalties was not material.  As of the end of the third quarter of fiscal 2012 and as of the end of fiscal 2011, we had accrued $0.3 million and $0.4 million, respectively, of interest and penalties related to uncertain tax positions.

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

On June 6, 2012, we announced that our Board approved the repurchase of up to $15 million of our outstanding common stock and as of the end of the third quarter of fiscal 2012, we had not repurchased any shares of our common stock under this program. Subsequent to the third quarter of fiscal 2012, we announced that our Board approved an increase of this stock repurchase program, up to $25 million of our common stock.  Refer to “NOTE 15 – Subsequent Events” for further discussion on this increase.

NOTE 15.  Subsequent Events

During the fourth quarter of fiscal 2012, we announced the launch of a new test retail concept, Blackheart, offering an expanded collection of dark, edgy, sexy lingerie, accessories and beauty products in some stores and an ecommerce website: blackheartlingerie.com.

On October 31, 2012, we announced that our Board approved an increase of our stock repurchase program from up to $15 million (previously announced on June 6, 2012), to $25 million, of our outstanding common stock. This program is expected to remain in effect until we complete the repurchase of approximately $25 million of our outstanding common stock or it is terminated by the Board.

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

OVERVIEW

Business   We are a mall and web-based specialty retailer of apparel, accessories, music and gift items for young men and women whose lifestyles reflect a passion for music, fashion and pop culture.  We primarily operate under two concepts: Hot Topic and Torrid.  Our business is discussed in more detail in “NOTE 1 – Organization and Basis of Presentation” contained in the accompanying financial statements.  During the fourth quarter of fiscal 2012, we launched a new test retail concept, Blackheart, which is discussed in more detail in “NOTE 15 – Subsequent Events” contained in the accompanying financial statements.

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

		Non-Store Related
		Severance and	Inventory and
	Store Related	Outplacement	Asset-Related	Consulting	Stock Option
	Closure Costs 1	Costs	Costs 2	Fees	Expense	Total
Balance at October 30, 2010	$-	$-	$-	$-	$-	$-
Cost Reduction Plan charges	(7,077)	(1,850)	(830)	-	-	(9,757)
Cash payments	93	985	-	-	-	1,078
Non-cash adjustments	6,497	-	830	-	-	7,327
Balance at January 29, 2011	(487)	(865)	-	-	-	(1,352)
Cost Reduction Plan recovery	365	-	-	-	-	365
Strategic Business Changes charges	-	(1,583)	(9,605)	(1,606)	-	(12,794)
Cash payments	699	889	-	1,645	-	3,233
Non-cash adjustments	(659)	-	4,891	-	-	4,232
Balance at April 30, 2011	(82)	(1,559)	(4,714)	39	-	(6,316)
Cost Reduction Plan recovery	174	-	-	-	-	174
Strategic Business Changes charges	-	(1,330)	(532)	(1,383)	(1,072)	(4,317)
Cash payments	144	812	182	753	-	1,891
Non-cash adjustments	(455)	-	4,866	-	1,072	5,483
Balance at July 30, 2011	(219)	(2,077)	(198)	(591)	-	(3,085)
Cash payments	197	464	-	473	-	1,134
Non-cash adjustments	22	(43)	18	20	-	17
Balance at October 29, 2011	-	(1,656)	(180)	(98)	-	(1,934)
Cash payments	-	682	20	-	-	702
Non-cash adjustments	-	-	75	-	-	75
Balance at January 28, 2012	-	(974)	(85)	(98)	-	(1,157)
Cash payments	-	476	-	-	-	476
Non-cash adjustments	-	17	68	98	-	183
Balance at April 28, 2012	-	(481)	(17)	-	-	(498)
Cash payments	-	318	-	-	-	318
Non-cash adjustments	-	23	17	-	-	40
Balance at July 28, 2012	-	(140)	-	-	-	(140)
Cash payments	-	133	-	-	-	133
Non-cash adjustments	-	7	-	-	-	7
Balance at October 27, 2012	$-	$-	$-	$-	$-	$-

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

Comparable Sales and Store Count  We consider a store comparable after it has been open for 15 full fiscal months.  If a store is closed during a fiscal year, it is only included in the computation of comparable sales for full fiscal months in which it was open.  Partial fiscal months are excluded from the computation of comparable sales.  During the first quarter of fiscal 2012, we began including our internet sales in the computation of comparable sales.  All prior year comparable sales results have been adjusted. The following table shows our comparable sales results, including Internet, by division for the third quarter of fiscal 2012 and 2011 and fiscal year-to-date 2012 and 2011.

	% Change			% Change
Third Quarter	2012	2011	Year-to-date	2012	2011
Hot Topic	0.1%	(1.5)%	Hot Topic	4.2%	(0.3)%
Torrid	0.5%	3.3%	Torrid	2.4%	5.7%
Total Company	0.2%	(0.5)%	Total Company	3.8%	1.2%

During the third quarter of fiscal 2012, the comparable sales increase in the Hot Topic division resulted primarily from increases in the fashion apparel and license categories, partially offset by decreases in the music and fashion accessories categories.  During the same period, the comparable sales increase in the Torrid division was due to an increase in apparel, partially offset by a decrease in accessories.

We continue to evaluate the need to open, remodel, relocate or close stores.  The following table shows our store expansion and closure activity during the fiscal year-to-date 2012 and 2011.   Our planned store expansion and closure activity in fiscal 2012 is also reflected in the table.

	Number of Stores
	Actual		Estimate
	Nine Months Ended	Nine Months Ended
	October 27, 2012	October 29, 2011	Fiscal 2012
Hot Topic
Beginning of Period	628	657	628
Open	2	1	2
Close	(10)	(24)	(13)
End of Period	620	634	617
Remodel/relocate	47	29	49

Torrid
Beginning of Period	148	153	148
Open	45	2	50
Close	(7)	(9)	(8)
End of Period	186	146	190
Remodel/relocate	5	1	6

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

Three Months Ended October 27, 2012 Compared to the Three Months Ended October 29, 2011

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales.  The discussion that follows should be read in conjunction with this table:

For the three months ended:	October 27, 2012	October 29, 2011

Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	64.2	66.1

Gross margin	35.8	33.9
Selling, general and administrative expenses	32.0	31.5

Income before provision for income taxes	3.8	2.4
Provision for income taxes	1.4	0.6

Net income	2.4%	1.8%

Net sales increased $3.6 million, or 2.0%, to $179.4 million during the third quarter of fiscal 2012, from $175.8 million during the third quarter of fiscal 2011.  The components of this $3.6 million increase in net sales are as follows:

Amount
(in millions)	Description
$6.7	Increase in sales from Torrid stores not yet qualifying as comparable stores.
0.2	Torrid comparable sales increase of 0.5%.
0.1	Hot Topic comparable sales increase of 0.1%.
0.1	Increase in sales from Hot Topic stores not yet qualifying as comparable stores.
(3.5)	Decrease in sales due to store closures and other.
$3.6	Total

Gross margin increased $4.6 million, or 7.7%, to $64.2 million during the third quarter of fiscal 2012, from $59.6 million during the third quarter of fiscal 2011.  As a percentage of net sales, gross margin increased to 35.8% during the third quarter of fiscal 2012, from 33.9% in the third quarter of fiscal 2011.  The significant components of this 1.9 percentage point increase in gross margin as a percentage of net sales are as follows:

%	Description
1.7	Increase in merchandise margin as a result of higher realized markup primarly due to an increase in products designed internally and a decrease in clearance sales.
0.3	Decrease in store depreciation expenses related to lower expenses from comparable stores and store closures.
0.1	Decrease in distribution expenses primarily due to lower depreciation and supply expenses and leverage on higher sales, partially offset by higher freight costs.
(0.1)	Increase in store occupancy expense primarily due to higher rent expense as a result of an increase in the number of stores.
(0.1)	Increase in buying payroll expenses.
1.9%	Total

Selling, general and administrative expenses increased $2.0 million, or 3.6%, to $57.4 million during the third quarter of fiscal 2012, from $55.4 million during the third quarter of fiscal 2011.  As a percentage of net sales, selling, general and administrative expenses increased to 32.0% in the third quarter of fiscal 2012, from 31.5% in the third quarter of fiscal 2011.  The significant components of the 0.5 percentage point increase in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
1.5	Increase in performance based bonuses.
0.2	Increase in preopening expenses as a result of a greater number of new, relocated and remodeled stores in the third quarter of fiscal 2012.
0.1	Increase in store payroll expenses as a result of higher store performance based bonuses.
(0.5)	Decrease in depreciation, store asset impairment write-offs, telecommunication expenses and travel costs, partially offset by an increase in computer maintenance costs.
(0.8)	Decrease in other store expenses primarily due to lower utility costs, supply expenses, debit/credit card processing fees, and telecommunication expenses.
0.5%	Total

Income from operations increased $2.7 million to $6.9 million during the third quarter of fiscal 2012, from $4.2 million during the third quarter of fiscal 2011.  As a percentage of net sales, income from operations was 3.8% in the third quarter of fiscal 2012, compared to 2.4% in the third quarter of fiscal 2011.

Provision for income taxes was $2.6 million in the third quarter of fiscal 2012, compared to $1.2 million in the third quarter of fiscal 2011.  The effective tax rate was 37.8% for the third quarter of fiscal 2012, compared to 27.8% for the third quarter of fiscal 2011.  The effective tax rate increase is due to a reduction in the liability for income tax associated with the unrecognized tax benefits in the third quarter of fiscal 2011.

Nine Months Ended October 27, 2012 Compared to the Nine Months Ended October 29, 2011

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales.  The discussion that follows should be read in conjunction with this table:

For the nine months ended:	October 27, 2012	October 29, 2011

Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	64.7	67.5

Gross margin	35.3	32.5
Selling, general and administrative expenses	33.0	36.2

Income (loss) before provision (benefit) for income taxes	2.3	(3.7)
Provision (benefit) for income taxes	0.9	(1.5)

Net income (loss)	1.4%	(2.2)%

Net sales increased $20.8 million, or 4.3%, to $508.8 million during fiscal year-to-date 2012, from $488.0 million during fiscal year-to-date 2011.  The components of this $20.8 million increase in net sales are as follows:

Amount
(in millions)	Description
$14.5	Increase in sales from Torrid stores not yet qualifying as comparable stores.
14.4	Hot Topic comparable sales increase of 4.2%.
2.7	Torrid comparable sales increase of 2.4%.
0.7	Increase in sales from Hot Topic stores not yet qualifying as comparable stores.
(11.5)	Decrease in sales due to store closures and other.
$20.8	Total

Gross margin increased $21.1 million, or 13.3%, to $179.8 million during fiscal year-to-date 2012, from $158.7 million during fiscal year-to-date 2011.  As a percentage of net sales, gross margin increased to 35.3% during fiscal year-to-date 2012, from 32.5% in fiscal year-to-date 2011.  The significant components of this 2.8 percentage point increase in gross margin as a percentage of net sales are as follows:

%	Description
2.3
Increase in merchandise margin as a result of lower markdowns, which included markdowns from strategic business changes in the prior fiscal year, higher realized markup primarly due to an increase in products designed internally and a decrease in clearance sales.

0.4	Decrease in store depreciation expenses related to lower expenses from comparable stores and store closures.
0.3	Decrease in distribution expenses primarily due to lower depreciation, supplies, freight and payroll expenses, and leverage on higher sales.
(0.2)	Increase in buying payroll expenses.
2.8%	Total

Selling, general and administrative expenses decreased $8.8 million, or 5.0%, to $168.1 million during fiscal year-to-date 2012, from $176.9 million during fiscal year-to-date 2011.  As a percentage of net sales, selling, general and administrative expenses decreased to 33.0% in fiscal year-to-date 2012, from 36.2% in fiscal year-to-date 2011.  The significant components of the 3.2 percentage point decrease in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
(2.3)
Costs associated with the write-down of non-critical property and equipment, severance payments, consulting fees and other costs related to the strategic business changes incurred in the  prior fiscal year.

(1.0)	Decrease in store and internet payroll expenses and related benefits as a result of leverage on higher sales and improved productivity.
(0.8)	Decrease in other store expenses primarily due to lower utility costs, debit/credit card processing fees, and supply expenses.
(0.5)	Decrease in general and administrative payroll and related benefits, depreciation, telecommunication expenses and relocation costs, partially offset by an increase in computer maintenance costs.
0.2	Increase in preopening expenses as a result of a greater number of new, relocated and remodeled stores in fiscal 2012.
1.2	Increase in performance based bonuses.
(3.2)%	Total

Income from operations increased $30.0 million to $11.7 million during fiscal year-to-date 2012, from loss from operations of $18.3 million during fiscal year-to-date 2011.  As a percentage of net sales, income from operations was 2.3% in fiscal year-to-date 2012, compared to loss from operations of 3.7% in the fiscal year-to-date 2011.

Provision for income taxes was $4.4 million in fiscal year-to-date 2012, compared to a benefit for income taxes of $7.3 million in fiscal year-to-date 2011.  The effective tax rate was 37.6% for fiscal year-to-date 2012 compared to 40.3% for fiscal year-to-date 2011.  The effective tax rate decrease is due to a reduction in the liability for income tax associated with the unrecognized tax benefits during fiscal year-to-date 2011.

LIQUIDITY AND CAPITAL RESOURCES

Historically and during the third quarter of fiscal 2012, uses of cash have been to purchase merchandise inventories, improve our information technology infrastructure and fund new store openings, store remodels and relocations.  We also funded cash dividend payments totaling $10.1 million during fiscal year-to-date 2012 and $12.2 million in the full fiscal year of 2011.  Our cash dividends are discussed in more detail in “NOTE 4 – Cash Dividends” contained in the accompanying financial statements.  While we have not repurchased any of our common stock during fiscal 2012, one of our primary uses of cash during fiscal 2011 was to repurchase an aggregate of $25 million of our common stock (discussed in more detail in “NOTE 14 – Share Repurchase” contained in the accompanying financial statements).  During fiscal 2012 and the full fiscal year of 2011, we made cash outlays of approximately $0.9 million and $7 million, respectively, related to the strategic business changes and cost reduction plan discussed in more detail in “NOTE 2 – Business Events” contained in the accompanying financial statements.  We have typically satisfied our cash requirements principally from cash flows from operations.  We also maintain a $5 million unsecured credit agreement (discussed in more detail in “NOTE 11 – Bank Credit Agreement” contained in the accompanying financial statements).

Cash, cash equivalents and short-term and long-term investments, including an auction rate security, held by us were $60.6 million and $67.8 million as of the end of the third quarter of fiscal 2012 and as of the end of fiscal 2011, respectively, and are discussed in more detail in “NOTE 6 – Short-Term and Long-Term Investments” contained in the accompanying financial statements.  We believe our current cash balances and cash generated from operations will be sufficient to fund our operations through at least the next 12 months.  Auctions representing the auction rate security we hold have continued to fail and will limit our ability to liquidate this investment for some period of time.  However, we do not believe the auction failures will impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Net cash flows provided by operating activities were $31.4 million and $10.2 million during fiscal year-to-date 2012 and 2011, respectively.  The $21.2 million increase in net cash provided by operating activities in fiscal year-to-date 2012 as compared to fiscal year-to-date 2011 was primarily attributable to increases in net income and deferred rent, and a decrease in prepaid expenses and other current assets, partially offset by an increase in inventory and a decrease in accrued liabilities.

Net cash flows used in investing activities were $23.8 million and $5.3 million during fiscal year-to-date 2012 and 2011, respectively.  The $18.5 million increase in net cash used in investing activities in fiscal year-to-date 2012 as compared to fiscal year-to-date 2011 was primarily attributable to a $13.1 million increase in purchases of property and equipment and a $5.4 million decrease in proceeds from sale of short-term and long-term investments, net of purchases.

Net cash flows used in financing activities were $8.5 million and $29.2 million during fiscal year-to-date 2012 and 2011, respectively.  The decrease in cash flows used in financing activities was primarily attributable to the repurchases of common stock made during fiscal year-to-date 2011.

The following table summarizes our contractual obligations as of fiscal year-to-date 2012 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period (in thousands)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$231,453	$51,440	$80,411	$50,554	$49,048
Purchase obligations	101,401	101,401	-	-	-
Letters of credit and other obligations	4,922	3,354	1,568	-	-
Income tax audit settlements¹	506	506	-	-	-
Total contractual obligations	$338,282	$156,701	$81,979	$50,554	$49,048

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

In fiscal 2012, we anticipate we will spend approximately $25 million on capital expenditures for store construction and other improvements for new and existing stores, including remodels and relocations.  In fiscal 2012, we also plan to spend approximately $12 million on capital expenditures for various improvements in our information technology infrastructure, including technological improvements at the store level and the purchase of new computer hardware and software.

In fiscal 2013, we anticipate we will spend approximately $36 million on capital expenditures for store construction and other improvements for new and existing stores, including remodels and relocations.  We also plan to spend approximately $14 million on capital expenditures for various improvements in our information technology infrastructure, including technological improvements at the store level, further development and improvement of our eCommerce and logistic operations.  We may make additional capital expenditures for other strategic and operational purposes.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are not a party to any derivative financial instruments.  Our exposure to market risk primarily relates to changes in interest rates on our investments with maturities of less than three months (which are considered to be cash and cash equivalents) and short-term and long-term investments with maturities in excess of three months.  A 100 basis point change in interest rates over a three-month period would not have a material impact on the fair value of our investment portfolio as of the end of the third quarter of fiscal 2012.  Cash, cash equivalents and short-term and long-term investments, including an auction rate security, are discussed in more detail in “NOTE 6 – Short-Term and Long-Term Investments” contained in the accompanying financial statements.

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

Our success relies on popularity of music, pop culture and fashion trends, and our ability to react to them

Our financial performance is largely dependent upon the continued popularity of apparel, accessories and other merchandise inspired by music, film, television, pop culture, and fashion trends, particularly among teenagers and college-age adults.  The popularity of such products is influenced by the Internet; music videos and music television networks; the emergence of new artists; the success and timing of music releases, movies and television shows; and music/pop culture-related products.  The popularity of particular types of music, movies, television shows, artists, actors, styles, trends and brands is constantly changing.  Our failure to anticipate, identify and react appropriately to changing trends and preferences of our customers could lead to, among other things, excess inventories and higher markdowns.  There can be no assurance that the products we sell will be accepted by our customers.

We depend on a small number of key licensed products for a portion of our earnings and lower than expected sales of those products or the inability to obtain new licensed products could adversely affect our revenues

We license from others the rights to produce and/or sell certain products that contain a third party’s trademarks, designs and other intellectual property.  If the popularity of those licensed products diminishes or if we are unable to obtain new licensed products with comparable consumer demand, our sales could decline.  Furthermore, if we are unable to obtain favorable terms from licensors, our operational results may suffer.  We may not be able to prevent a licensor from choosing not to renew a license with us and/or from licensing a product to one of our competitors.

Our cost reduction plan and strategic business changes may not achieve their anticipated benefits and could adversely affect our operations and revenues and our ability to respond to future growth opportunities

We completed the implementation of all planned initiatives related to the strategic business changes announced in fiscal 2011 to improve our overall operations and reduce costs.  The strategic business changes involved closing underperforming stores, discontinuing our ShockHound operations, writing down inventory and writing down property and equipment that are no longer critical to the strategic direction of the company.  A number of factors could result in our not realizing the anticipated benefits from the initiatives.  Even if we are successful in implementing these initiatives, the loss of personnel and reduction in the number of stores we operate, among other things, may result in decreased operational efficiencies, unanticipated operational challenges and decreased revenues, or leave us unprepared to take advantage of growth opportunities in the future.

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

Expanding our operations to include new concepts presents risks.

We have expanded our business beyond the Hot Topic and Torrid concepts to include, in fiscal 2012, our  Blackheart test concept.  We may implement other new concepts in the future. Starting and operating new concepts presents new and challenging risks and uncertainties, including, among others, unanticipated operational problems; lack of experience; lack of customer acceptance; the inability to market a new concept effectively; new vendor relationships; competition from existing and new retailers; and diversion of management’s attention from our existing concepts.  If we do not operate Blackheart or any new concept effectively, it could materially impact our business.

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

Uncertainty in the global capital and credit markets may materially impair the liquidity of a portion our cash and investment portfolio

We hold cash, cash equivalents and short-term and long-term investments, including an auction rate security (discussed in more detail in “NOTE 6 – Short-Term and Long-Term Investments” contained in the accompanying financial statements).  Continued failures of auctions for the auction rate security we hold limit our ability to liquidate this investment and are expected to continue failing for some period of time.  Although the money market funds and municipal bonds we hold are highly rated and are comprised of high-quality, liquid instruments, if the financial markets trading the underlying assets experience a disruption, we may need to temporarily rely on other forms of liquidity.  In addition, a risk exists that our cash and investments may not always be optimally managed and this may affect our profitability and results of operations.

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

We are dependent upon shopping malls, strip centers and outlet centers remaining popular as shopping destinations, and maintaining good relationships with shopping mall, strip center and outlet center operators

The global economic downturn and other factors have diminished the ability of shopping mall, strip center and outlet center operators to operate profitably and, in some cases, forced them to declare bankruptcy or cease operations entirely.  The ongoing slowdown in the United States economy, uncertain economic outlook, and other factors could continue to curtail shopping mall, strip center and outlet center development, decrease customer traffic, reduce the number of hours landlords keep their shopping malls, strip centers and outlet centers open, cause landlords to lower their operational standards and negatively impact our lease contracts.  Consolidation of ownership of shopping malls, strip centers and outlet centers may give landlords more leverage in negotiations and adversely affect our ability to negotiate favorable lease terms.  Such consolidation may result in increased lease costs.  We believe we have favorable relationships with landlords and developers, however if this changes it could inhibit our ability to negotiate with them and may make it more difficult for us to manage our leases, including for us to expand, remodel or relocate to certain sites.  If our relations with landlords or developers become strained, or we otherwise encounter difficulties in leasing store sites, we may not be able to open stores in malls, strip centers and outlet centers we would otherwise be interested in maintaining stores; we may not be able to negotiate lease terms favorable to the company; and we may be inhibited in our ability to close underperforming stores.

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

Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or change the way we do business

Changes in laws and any future changes could make our operations more expensive or require us to change the way we do business.  Changes in federal and state minimum wage laws could require us to change our entire wage structure for stores.  Other laws related to treatment of employees, including laws related to employee benefits and privacy, could also negatively impact us, such as by increasing medical insurance costs and related expenses.  Changes in product safety or other consumer protection laws, and private-party enforcement of existing laws, could lead to increased costs to us for certain merchandise, additional labor costs associated with readying merchandise for sale, or serve as the basis for litigation.  Changes in laws affecting our supply chain, including the effect of the California Transparency in Supply Chain Act of 2012 and portions of the Dodd-Frank Wall Street Reform and Consumer Protection Act relating to conflict minerals, may adversely affect the sourcing, availability and pricing of certain materials which may be used in the manufacture of  some of our products.  In addition, we may incur additional legal and other costs to comply with the annual disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals which may be used in our products.

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

Environmental risks associated with the retail industry may result in significant costs and decreased sales

We are exposed to risks arising out of environmental matters and existing and potential laws relating to the protection of the environment.  Adverse and unexpected weather conditions, including such conditions caused by the global climate change phenomena, earthquakes and other natural disasters could affect our supply chain, mall traffic and customer interest in our products.  We receive apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources.  Stricter global and domestic greenhouse gas emission requirements may cause our vendors to incur higher costs, including increased transportation costs.  There is a risk that we may occupy retail space that may require remediation to comply with environmental laws.  In addition to potential liability for remediation costs, the cleanup process may cause our stores to be closed for an extended period of time, resulting in loss of sales.

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

3.3	Amended and Restated Bylaws, as amended. (Filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (333-5054-LA) and incorporated herein by reference.)

10.1a	Third Amendment dated November 24, 2012, to Amended and Restated Employment Agreement, dated as of September 6, 2012, by and between Registrant and Gerald Cook.

31.1	Certification, dated November 20, 2012, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated November 20, 2012, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated November 20, 2012, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

a	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc.
(Registrant)

Date: November 20, 2012	/s/ Lisa Harper
Lisa Harper
Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2012	/s/ James McGinty
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

3.3	Amended and Restated Bylaws, as amended. (Filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate. (Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (333-5054-LA) and incorporated herein by reference.)

10.1a	Third Amendment dated November 24, 2012, to Amended and Restated Employment Agreement, dated as of September 6, 2012, by and between Registrant and Gerald Cook.

31.1	Certification, dated November 20, 2012, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated November 20, 2012, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated November 20, 2012, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

a Denotes management contract or compensatory plan or arrangement.