Form 10-K
period 2013-02-02
HOT TOPIC INC /CA/
filed 2013-03-22
CIK 1017712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of July 28, 2012 the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $411,830,401 based on the closing price on that date of the Registrant’s Common Stock on the Nasdaq Stock Market.  All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates are deemed to be held by non-affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock was 40,672,424 as of March 18, 2013.

Documents Incorporated By Reference

Certain of the information required by Part III of this Form 10-K (Items 10 through 14) is incorporated by reference to portions of the Registrant’s Definitive Proxy Statement for the Registrant’s 2013 Annual Meeting of Shareholders, or alternatively, will be provided as an amendment to this Form 10-K, in either case to be filed with the Securities and Exchange Commission (the “SEC”) no later than 120 days after February 2, 2013.

HOT TOPIC, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE
FISCAL YEAR ENDED FEBRUARY 2, 2013

i

Cautionary Statement Regarding Forward-Looking Statements   From time to time, in both written reports (such as this report) and oral statements, we make “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that such forward-looking statements be subject to the “safe harbors” created by these sections. Generally, the words “believes,” “anticipates,” “expects,” “continue,” “intends,” “will,” “may,” “plans” and similar expressions identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements include, for example, statements regarding our expectations, beliefs, intentions or strategies regarding the future, such as the extent and timing of future revenues and expenses, economic conditions affecting consumer demand, ability to realize anticipated benefits of cost reduction plans and business changes, ability to grow or maintain comparable sales, response to new concepts, statements about the expected completion of the proposed merger with an affiliate of Sycamore Partners, and other expected financial results and information.  All forward-looking statements included in this report are based on information available to us as of the date of this report and we assume no obligation to update or revise any forward-looking statements to reflect events or circumstances that occur after such statements are made. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements. These risks, as well as other risks and uncertainties, are located in our reports on Forms 10-K, 10-Q and 8-K filed with or furnished to the Securities and Exchange Commission, or SEC, including in Part I, Item 1A under the caption “Risk Factors” and in Part II, Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

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

Fiscal Year   Our fiscal year ends on the Saturday nearest to January 31. References to fiscal 2013 refer to the 52-week period ending February 1, 2014.  References to fiscal 2012 refer to the 53-week period ended February 2, 2013.  References to fiscal 2011, 2010, 2009 and 2008 refer to the 52-week periods ended January 28, 2012, January 29, 2011, January 30, 2010 and January 31, 2009.

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

Merger  On March 6, 2013, we entered into an Agreement and Plan of Merger, or the Merger Agreement, providing for the acquisition of the company by an affiliate of Sycamore Partners Management, L.L.C., or Sycamore. Under the terms of the Merger Agreement, which was unanimously approved by our Board of Directors, or the Board, Sycamore will acquire all of the outstanding shares of our common stock for $14.00 per share in cash. The transaction, which is structured as a one-step merger with the company as the surviving corporation, or the Merger, is subject to customary closing conditions, including receipt of regulatory approvals and the approval of the holders of a majority of our outstanding shares. We currently plan to complete the proposed Merger in the second or third quarter of fiscal 2013.  However, we cannot assure you that the Merger will be completed nor can we predict the exact timing of the completion of the Merger because it is subject to governmental and regulatory review processes and other conditions, many of which are beyond our control.  If the Merger is approved and is consummated, we will no longer be a publicly-traded company, our shares will cease to be traded on Nasdaq and we expect to save approximately $2 million per year by eliminating expenses associated with being a publicly traded company. For more information, see “NOTE 15 – Subsequent Events” contained in the financial statements and notes included elsewhere in this annual report on Form 10-K, as well as our Current Report on Form 8-K filed with the Securities and Exchange Commission, or the SEC, on March 8, 2013.

Concepts

Hot Topic  At our Hot Topic stores and on our website hottopic.com, we sell a selection of licensed and non-licensed apparel, accessories and gift items that are influenced by popular music artists and pop culture trends.  We also sell a limited assortment of music CDs/vinyl LPs and DVDs.  Our merchandise is designed to appeal to young men and women who are passionate about and have diverse tastes in music and pop culture.

We strive to consistently be the first to expose our customers to new music, pop culture and fashion trends.  We believe our ability to quickly identify and source unique and diverse merchandise centered around music and pop culture is one of our competitive strengths.  We also believe that our deep-rooted knowledge of music and pop culture and rich music experiences that we offer are competitive strengths.  We opened our first Hot Topic store in California in fiscal 1989 and have since gained a national presence in the United States.

Torrid  At our Torrid stores and on our website torrid.com, we sell on-trend fashion apparel, lingerie and accessories inspired by and designed to fit the young, voluptuous woman who wears a size 12 and up.  Torrid’s merchandise is designed to appeal to women who are young at heart and in attitude, who want their clothes to be an extension of their lifestyles.  We believe that our ability to provide our plus-size customers with easy access to the latest and best in fashion without sacrificing fit or style is a core competitive strength of Torrid.  We opened our first Torrid store in fiscal 2001.  In fiscal 2012, Torrid implemented a new fashion merchandising strategy that involves vertically-designed and sourced styles.

Blackheart:  At our Blackheart stores and on our website blackheartlingerie.com,  we sell a collection of edgy bras, panties, corsets, hosiery, sleepwear, rock apparel, accessories and beauty products.  Blackheart targets women aged between 18 and 30 who consider lingerie to be a part of their fashion statement.  We opened our first Blackheart store in fiscal 2012.

Merchandising

Hot Topic Merchandise  Hot Topic’s music/pop culture-licensed merchandise includes tee shirts, hoodies, hats, jewelry, novelty items and a limited assortment of CDs/vinyl LPs and DVDs.  Our fashion selection, influenced by trends in music and pop culture, includes denim, shorts, jewelry, sunglasses, belts, bags and beauty products.  Hot Topic’s diverse and extensive selection of merchandise is regularly tested before it is available in all stores and on the website to stay current with customer demand and new product trends.

The following table shows, for the periods indicated, Hot Topic’s major merchandise categories expressed as a percentage of net sales:

	Fiscal Year
	2012	2011

Fashion apparel	16%	12%
Tees and hoodies	41	40
Accessories and other	43	48
	100%	100%

Torrid Merchandise  Torrid sells primarily private label merchandise that includes casual and dressy jeans and pants, fashion and novelty tops, intimate apparel, dresses, and fashion accessories.

The following table shows, for the periods indicated, Torrid’s major merchandise categories expressed as a percentage of net sales:

	Fiscal Year
	2012	2011

Apparel	78%	75%
Accessories	10	14
Intimates	12	11
	100%	100%

Merchandising Staff  Our merchandising teams typically consist of a mix of general and divisional merchandise managers, buyers and assistant buyers.  In determining which Hot Topic merchandise to purchase, the merchants:  attend trade shows, concerts and fan events; interact with customers and our store employees to gain insight into frequently requested merchandise and to identify upcoming trends before they happen; keep up with the latest movies, television shows, music and book series as well as work closely with major studios, labels and publishers to facilitate early access to future releases for merchandise programs; and monitor and interact with social media sites.  The Hot Topic merchant’s goal is not only to identify and act on trends early so we can be the first to market a look or property, but to quickly move on from them before the popularity of the trends wane.  At Torrid, in order to remain in tune with reigning trends and preferences, the merchandising team conducts fashion research from a variety of sources within and outside the United States.  Such sources include fashion industry publications, trade shows, emerging trends observed during international travel and customer interaction to determine customer interpretation and acceptance of these trends.

Purchasing Our goal is to provide exclusive, diverse, trend-setting merchandise to our customers early and at the right price.  We purchase merchandise from a broad base of domestic and international vendors and commit to merchandise in as little as two weeks and as much as four months in advance of delivery, depending on the category.  We constantly monitor sales to determine desirable product types and quantities, emerging or declining trends and the spending patterns of our customers.  We solicit input from our vendors and maintain productive relationships with them to support our effort to deliver quality, relevant merchandise that is reflective of new and emerging trends.  Torrid’s vertical sourcing strategy enables us to design products in-house and purchase directly from manufacturers.  No vendor individually accounted for more than 10% of our merchandise purchases during fiscal 2012.

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

Distribution and Fulfillment  To facilitate timely and efficient merchandise distribution to our stores and internet customers, we have distribution centers located in California and Tennessee, both of which are sufficient to meet our anticipated needs over the next several years.  Substantially all merchandise is delivered to our distribution centers and generally within one to two business days of receipt, it is inspected, allocated, picked, prepared and boxed for shipment to our stores.  Merchandise is shipped from the distribution centers daily and selective SKUs are identified to maintain back stock.

Stores

Location and Site Selection  As of the end of fiscal 2012, we operated 618, 190 and 5 primarily mall-based Hot Topic, Torrid and Blackheart stores, respectively, in the United States, Puerto Rico and Canada.  Refer to “Item 2 – Properties” for a geographical breakdown of stores by state and country.  In selecting a site for a new store, we target high-traffic shopping areas with favorable lease terms and suitable demographics of likely customers.

Design and Environment  The look and feel of our Hot Topic stores highlight the merchandise in a unique, high-energy and eclectic shopping atmosphere.  Our Torrid stores present a youthful atmosphere designed to create a comfortable and fun environment for our customers.

Sales  During fiscal 2012, average sales per Hot Topic store was $0.8 million and average sales per square foot was $472.  Average sales per Torrid store in fiscal 2012 was $0.9 million and average sales per square foot was $347.

Expansion     While we have significantly slowed our new Hot Topic store growth in the past few years, we aggressively pursued new Torrid store growth by increasing our store count by about one third during fiscal 2012.  We anticipate that in fiscal 2013, our new Torrid store growth will be equally aggressive.  New Hot Topic store growth will gain some traction in fiscal 2013 mainly through opening outlet stores.  We continue to focus on remodeling or relocating those stores where there is a reasonable expectation of satisfactory sales results after the remodel or relocation.  As we have done in the past, we renegotiate or extend existing leases with more favorable terms and close stores that do not meet our expectations of profitability.

In fiscal 2012, our capital investment to open a new Hot Topic store, including leasehold improvements and furniture and fixtures, was approximately $224,000.  The average initial gross inventory for a new Hot Topic store opened in fiscal 2012 was approximately $58,000.  Initial inventory requirements vary at new stores depending on the season and current merchandise trends. The average pre-opening costs for a new Hot Topic store are typically $14,000. The new Hot Topic stores have square footage similar to current averages of 1,740 square feet.

In fiscal 2012, our capital investment to open a new Torrid store, including leasehold improvements and furniture and fixtures, was approximately $294,000.  The average initial gross inventory for a new Torrid store opened in fiscal 2012 was approximately $65,000.  As with our Hot Topic stores, initial inventory requirements vary at new stores depending on the season and current merchandise trends.  The average pre-opening costs in fiscal 2012 for a new Torrid store were approximately $22,000.  The new Torrid stores have square footage similar to current averages of 2,507 square feet.

The following table shows our historical store expansion and closure activity, as well as the number of stores included in the comparable store base, for the periods indicated.  Our planned store expansion and closure activity in fiscal 2013 is also reflected in the table.  All activity is evaluated by our real estate committee.

	Number of Stores
	Estimate	Actual
	Fiscal Year
	2013	2012	2011	2010	2009	2008
Hot Topic
Beginning of Period	618	628	657	680	681	690
Open	15	2	1	6	2	4
Close *	(5)	(12)	(30)	(29)	(3)	(13)
End of Period	628	618	628	657	680	681
Remodel/relocate	50	48	29	24	16	14
Comparable store base	599	605	609	631	656	665

Torrid
Beginning of Period	190	148	153	156	159	151
Open	53	50	6	3	1	11
Close *	(10)	(8)	(11)	(6)	(4)	(3)
End of Period	233	190	148	153	156	159
Remodel/relocate	18	5	1	-	-	-
Comparable store base	158	131	139	150	152	136

Blackheart
Beginning of Period	5	-	n/a	n/a	n/a	n/a
Open	4	5	n/a	n/a	n/a	n/a
Close	-	-	n/a	n/a	n/a	n/a
End of Period	9	5	n/a	n/a	n/a	n/a
Remodel/relocate	-	-	n/a	n/a	n/a	n/a
Comparable store base	-	n/a	n/a	n/a	n/a	n/a

* Includes stores impacted by our cost reduction plan during the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011.

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

eCommerce Operations

Websites  Our hottopic.com, torrid.com and blackheartlingerie.com websites provide convenient access to a broad selection of merchandise for sale, including some internet exclusive items, information on upcoming events, promotions, store locations, job postings and community features.  Customers may also access our hottopic.com website through touchscreen kiosk terminals located within most Hot Topic stores.  These kiosks allow customers to access, purchase and ship merchandise from hottopic.com to the store for pickup or their homes.

The following table shows, for the periods indicated, internet sales (including sales made through kiosk terminals) for Hot Topic and Torrid (in thousands, except percent amounts):

	Fiscal Year
	2012	2011	2010

Hot Topic Internet Sales	$46,500	$48,200	$40,100

Hot Topic Internet Sales as a Percentage of Total Hot Topic Sales	8.5%	9.1%	7.4%

Torrid Internet Sales	$37,170	$36,390	$33,695

Torrid Internet Sales as a Percentage of Total Torrid Sales	20.2%	22.9%	21.6%

Total Company Internet Sales	$83,670	$84,590	$73,795

Total Company Internet Sales as a Percentage of Total Company Sales	11.4%	12.3%	10.6%

Marketing

Hot Topic   We strive to increase sales and our brand recognition, enhance the customer shopping experience and reach out to new customers using a unique combination of tools including: promotional signage in stores and on our website; viral online marketing; marketing via mobile devices; branded gift cards; loyalty program; social media; reliance on our customers and associates to tell people about us; compelling store designs; and experiential events.  Our loyalty program, HT+1, is free to join and is designed to build customer loyalty and encourage repeat sales.  HT+1 allows us to communicate to members about products and events that are relevant to them as well as giving members access to exclusive events that are not available to other customers.  Touchscreen kiosk terminals located within most Hot Topic stores offer another way that members may access their HT+1 loyalty accounts.

Torrid   We seek to build the Torrid brand with many of the same tools used by Hot Topic, as well as print media and direct mail.  Our Torrid loyalty program, divastyle®, gives us the chance to regularly communicate with our most loyal Torrid customers.  They are rewarded throughout the year with special offers, promotions, information and updates on new products and current trends available at Torrid.  Customers may also participate in our private label Torrid credit card program, divastatusSM.

Information Technology  Our information systems provide for the integration of store, internet, merchandising, distribution, financial and human resources records and data.  Many of these information systems have been customized in varying degrees to fit our business needs, and we license a full range of software from different vendors.  We regularly upgrade existing systems or replace all or part of an existing system with one that we believe is better suited to our business.  In addition, we occasionally implement new technology to support our business.  In the first quarter of fiscal 2013, we went live with a new Oracle merchandising system that we believe will better support the needs of our business.

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

\
Competition  The apparel, music and accessory categories within the retail industry in which we operate are highly competitive and are subject to rapidly changing consumer demands and preferences.  We compete with numerous retailers for vendors, teenage and young adult customers, suitable store locations and qualified associates and management personnel.  We currently compete with street alternative stores located primarily in metropolitan areas; shopping mall-based teenage and young adult-focused retailers; big-box discount stores; music stores; mail order catalogs and websites; and with numerous potential competitors who may begin or increase efforts to market and sell products competitive with Hot Topic, Torrid and Blackheart products.  Torrid has additional competitors who operate plus-size departments in department stores and discount stores, as does Blackheart, whose competitors operate underwear and lingerie departments in department stores and discount stores.  Increased competition could have a material adverse effect on our business, results of operations and financial condition.

Employees   As of the end of fiscal 2012, we employed approximately 2,100 full-time and 6,500 part-time associates.  Of our 8,600 associates, approximately 800 were headquarters and distribution center personnel and the remainder were field management and store associates.  The number of part-time associates changes based upon seasonal needs.  None of our associates are covered by collective bargaining agreements.

Executive Officers   Our executive officers and their ages are as follows:

Lisa Harper	53	Chief Executive Officer and Director
George Wehlitz, Jr.	52	Chief Financial Officer
Don Hendricks	46	Chief Operating Officer
Mark Mizicko	44	Chief Planning Officer

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

George Wehlitz Jr. has served as Chief Financial Officer since March 2013 and served as Interim Chief Financial Officer since January 2013.  Mr. Wehlitz joined us in April 2008 as Vice President, Finance.  From November 2005 to January 2008, Mr. Wehlitz was Chief Financial Officer at Cycle Gear, Inc., a specialty retailer of motorcycle apparel and accessories.  Mr. Wehlitz previously served Hot Topic, Inc. as Vice President, Controller from February 2002 to August 2003, and then served as Vice President, Finance from August 2003 to November 2005.  From August 2000 to February 2002, Mr. Wehlitz was Chief Financial Officer at The Popcorn Factory, a catalog company for gourmet popcorn gifts.  From 1987 to 2000, Mr. Wehlitz held various financial-related positions, at the divisional and corporate level, for The Bombay Company, Inc.  Mr. Wehlitz holds a B.A. degree in Accounting from Texas Christian University and is a Certified Public Accountant.

Don Hendricks joined us in August 2011 as Chief Information Officer and has served as Chief Operating Officer since March 2013.  From November 1998 to August 2011, Mr. Hendricks served in various information technology and distribution and logistics positions at Gymboree Corporation, most recently as Chief Information Officer.  Prior to Gymboree, Mr. Hendricks held various information technology positions with other retailers, including Bisgby & Kruthers and Reading, China & More.  Mr. Hendricks holds a B.A. degree from Loyola University of Chicago.

Mark Mizicko has served as Chief Planning Officer since March 2012.  Mr. Mizicko joined us in October 2011 as Senior Vice President, Planning and Allocation.  From April 2003 to March 2011, Mr. Mizicko served in various positions at Gymboree Corporation, including Vice President over functions such as Planning and Allocation, eCommerce, and Marketing and Logistics.  Prior to Gymboree, Mr. Mizicko served in various planning and inventory management roles with Williams-Sonoma, The Gap and Limited Brands.  Mr. Mizicko holds a B.S. degree in Economics from The Ohio State University.

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
RISKS RELATED TO THE PROPOSED MERGER

There are risks and uncertainties associated with the Merger

There are a number of risks and uncertainties relating to the Merger. For example:

●	the Merger may not be consummated (including as a result of a legal injunction) or may not be consummated as currently anticipated;

●	there can be no assurance that approval of our shareholders and the requisite regulatory approvals will be obtained;

●	there can be no assurance other conditions to the closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger;

●	if the Merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed;

●
failure of the Merger to close, or a delay in its closing, may have a negative impact on our ability to pursue alternative strategic transactions or our ability to implement alternative business plans;

●	under certain circumstances, if the Merger Agreement is terminated, we will be required to pay Sycamore a $21 million termination fee or reimburse Sycamore for up to $4.5 million of expenses;

●
pending the closing of the Merger, the Merger Agreement restricts us from engaging in certain actions without Sycamore’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the Merger;

●	any delay in completing, or the failure to complete, the Merger could have a negative impact on our business, stock price and our relationships with our customers or suppliers; and

●	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business and pursuit of our strategic initiatives.

We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us whether or not the Merger is consummated.

Our executive officers and directors may have interests that are different from, or in addition to, those of our shareholders generally.

Our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our shareholders generally. These interests include direct or indirect ownership of our common stock and stock options,  the acceleration of stock options and restricted stock upon consummation of the Merger, certain arrangements between certain of our executive officers and Parent, and other interests.  In addition, our executive officers may have certain rights to severance and other payments in the event that their employment is terminated following the consummation of the Merger. The interests of our director and executive officers in the proposed Merger will be described in more detail in the proxy statement regarding the proposed Merger that we will file with the SEC.

The Merger Agreement limits our ability to pursue alternative transactions to the Merger.

The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, limit our ability to discuss, facilitate or commit to third-party acquisition proposals to acquire all or a significant part of the company. In addition, we are required to pay a $21 million termination fee if we terminate the Merger Agreement under certain circumstances. These provisions place conditions on our ability to pursue offers from third parties that could result in greater value to our shareholders. The obligation to make the termination fee payment also could discourage a third party from pursuing an alternative acquisition proposal.

Hot Topic will no longer exist as a public company following the Merger and its shareholders will forego any increase in its value.

If the Merger is completed, we will no longer exist as a public company and our shareholders will forego any increase in the Company’s value that might have otherwise resulted from our possible future growth.

We are subject to litigation initiated in connection with the Merger, which could be time consuming and divert our resources and the attention of our management.

As described in Part I, Item 3, we and the individual members of our board of directors have been named as defendants in certain lawsuits relating to the Merger Agreement and the proposed Merger. The lawsuits generally allege that the our directors breached their fiduciary duties by engaging in a flawed sales process, by approving an inadequate price, and by agreeing to provisions that would allegedly preclude another interested buyer from making a financially superior proposal to acquire the company. The lawsuits also allege that the company, Sycamore and related entities aided and abetted the alleged breaches of fiduciary duties by the directors. Plaintiffs seek to enjoin the proposed transaction, declaratory relief, and attorneys’ fees. Although we believe that these suits are without merit, the defense of these suits may be expensive and may divert management’s attention and resources, which could adversely affect our business.

CERTAIN OTHER RISKS TO OUR BUSINESS

Our success relies on popularity of music, pop culture and fashion trends, and our ability to react to them

Our financial performance is largely dependent upon the continued popularity of apparel, accessories and other merchandise inspired by music, film, television, pop culture, and fashion trends, particularly among teenagers and young adults.  The popularity of such products is influenced by the internet; music videos and music television networks; the emergence of new artists; the success and timing of music releases, movies and television shows; music/pop culture-related products and fashion trends.  The popularity of particular types of music, movies, television shows, artists, actors, styles, trends and brands is constantly changing.  Our failure to anticipate, identify and react appropriately to changing trends and preferences of our customers could lead to, among other things, excess inventories and higher markdowns.  There can be no assurance that the products we sell will be accepted by our customers.

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

Opening, remodeling, relocating and closing stores may not achieve the anticipated benefits and could create challenges we may not be able to adequately meet

We depend on our ability to open new stores, manage our existing store base, ensure that the performance of our remodeled and relocated stores is at acceptable levels, and close underperforming stores.  In order to open, remodel and relocate stores, among other things, we need to locate suitable store sites, negotiate acceptable lease terms, obtain or maintain adequate capital resources on acceptable terms, source sufficient levels of inventory, hire and train store managers and sales associates, integrate new or relocated stores into our existing operations and maintain adequate distribution center space and information technology systems.  Moving or expanding store locations and operating stores in new markets, especially markets outside the continental United States, present competitive, merchandising and regulatory challenges we do not have experience in or know how to face.  There can be no assurance that moving or expanding store locations and operating stores in new markets will not adversely affect the individual financial performance of our existing stores or our overall results of operations.  In the event that the number of our stores increases, we may face risks associated with market saturation of our products and concepts.  Similarly, there can be no assurance that remodeling or relocating existing stores will not adversely affect either the individual financial performance of the store prior to the change or our overall results of operations.  Furthermore, there can be no assurance that we will successfully achieve our remodel or expansion targets or, if achieved, that planned remodel or expansion will result in profitable operations.

Expanding our operations to include new concepts presents risks.

We have expanded our business beyond the Hot Topic and Torrid concepts to include, in fiscal 2012, our Blackheart test concept.  We may implement other new concepts in the future. Starting and operating new concepts presents new and challenging risks and uncertainties, including, among others, unanticipated operational problems, lack of experience, lack of customer acceptance, the inability to market a new concept effectively, new vendor relationships, competition from existing and new retailers, and diversion of management’s attention from our existing concepts.  If we do not operate Blackheart or any new concept effectively, it could materially impact our business.

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

Risks associated with contracting directly with manufacturers for merchandise could hinder our financial performance

We are sourcing a greater percentage of our merchandise directly from manufacturers.  We have limited experience in sourcing and importing merchandise directly from manufacturers.  We may encounter administrative challenges and operational difficulties with the manufacturers from which we may source our merchandise.  Operational difficulties could include reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control and failures to meet production deadlines.  A manufacturer’s failure to ship merchandise to us on a timely basis or to meet the required quality standards could cause supply shortages that could result in lost sales.  If a manufacturer conducts its operations in a manner that is illegal or regarded as unethical, it could affect our business and our reputation could be damaged.

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

Uncertainty in the global capital and credit markets may materially impair the liquidity of a portion our cash and investment portfolio

We hold cash, cash equivalents and short-term and long-term investments, including an auction rate security (discussed in more detail in “NOTE 1 – Organization and Summary of Significant Accounting Policies” contained in the financial statements and notes included elsewhere in this annual report on Form 10-K).  Continued failures of auctions for the auction rate security we hold limit our ability to liquidate this investment and is expected to continue failing for some period of time.  Although the money market funds and municipal bonds we hold are highly rated and are comprised of high-quality, liquid instruments, if the financial markets trading the underlying assets experience a disruption, we may need to temporarily rely on other forms of liquidity.  In addition, a risk exists that our cash and investments may not always be optimally managed and this may affect our profitability and results of operations.

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

We lease all of our existing store locations, with lease terms expiring between 2013 and 2023.  As of the end of fiscal 2012, we had a total of approximately 1,096,000 leased store square feet for Hot Topic, approximately 495,000 leased store square feet for Torrid and approximately 9,000 leased store square feet for Blackheart.  The leases for most of the existing stores are for approximately ten-year terms and provide for minimum rent payments as well as contingent rent based upon a percent of sales in excess of the specified minimums.

We lease our headquarters and distribution center facility, located in City of Industry, California, which is approximately 250,000 square feet.  Our lease expires in April 2014, with an option to renew for two more five-year terms, and the annual base rent is approximately $1.1 million.  We own our distribution center in LaVergne, Tennessee, which is approximately 300,000 square feet.

The following chart shows, as of the end of fiscal 2012, the number of Hot Topic, Torrid and Blackheart stores operated within each state in the United States, Puerto Rico and Canada, as well as the aggregate number of Hot Topic, and Torrid stores we operated as of the end of fiscal 2011:

Hot Topic, Inc. Stores

	Hot Topic Stores	Torrid Stores	Blackheart Stores	Total Company

Alabama	7	1	-	8
Alaska	3	2	-	5
Arizona	15	8	-	23
Arkansas	6	-	-	6
California	75	44	3	122
Colorado	13	2	-	15
Connecticut	8	3	-	11
Delaware	2	-	-	2
Florida	36	8	-	44
Georgia	13	7	-	20
Hawaii	5	-	-	5
Idaho	4	-	-	4
Illinois	19	13	-	32
Indiana	14	3	-	17
Iowa	7	1	-	8
Kansas	6	-	-	6
Kentucky	6	1	-	7
Louisiana	8	3	-	11
Maine	2	1	-	3
Maryland	13	5	-	18
Massachusetts	14	3	-	17
Michigan	20	6	-	26
Minnesota	10	4	-	14
Mississippi	4	-	-	4
Missouri	13	4	-	17
Montana	3	-	-	3
Nebraska	4	1	-	5
Nevada	6	2	-	8
New Hampshire	5	1	-	6
New Jersey	15	6	-	21
New Mexico	7	1	-	8
New York	25	8	-	33
North Carolina	14	2	-	16
North Dakota	4	1	-	5
Ohio	26	6	-	32
Oklahoma	7	1	-	8
Oregon	6	3	-	9
Pennsylvania	31	1	-	32
Rhode Island	1	-	-	1
South Carolina	7	-	-	7
South Dakota	2	-	-	2
Tennessee	11	2	-	13
Texas	55	16	2	73
Utah	6	3	-	9
Vermont	1	-	-	1
Virginia	18	4	-	22
Washington	15	10	-	25
West Virginia	5	-	-	5
Wisconsin	11	2	-	13
Wyoming	1	-	-	1
Canada	4	-	-	4
Puerto Rico	5	1	-	6
FY 2012 Total	618	190	5	813
FY 2011 Total	628	148	-	776

Item 3.	Legal Proceedings

Between March 8 and March 19, 2013, seven putative class action complaints were filed in the Superior Court of California, County of Los Angeles in connection with the proposed acquisition of the company by an affiliate of Sycamore Partners. Each lawsuit names the company, its board of directors, Sycamore Partners and related entities as defendants. The lawsuits generally allege that the company’s directors breached their fiduciary duties by engaging in a flawed sales process, by approving an inadequate price, and by agreeing to provisions that would allegedly preclude another interested buyer from making a financially superior proposal to acquire the company. The lawsuits also allege that one or more of the company, Sycamore Partners and related entities aided and abetted the alleged breaches of fiduciary duties by the directors. Among other things, plaintiffs seek an injunction (to prevent consummation of the transaction), damages, declaratory relief, and attorneys’ fees. The company believes these lawsuits are without merit and intends to defend against them vigorously.

On March 19, 2013, an employee filed a lawsuit against the company in the Superior Court of California, County of Sacramento, on behalf of herself and a putative class. The lawsuit asserts claims for failure to provide adequate meal or rest breaks, failure to pay regular and overtime wages, failure to timely pay wages at end of employment, failure to provide compliant wage statements, failure to indemnify employees for business-related expenditures, and unfair business practices. The lawsuit seeks actual, compensatory and incidental damages, restitution, special damages, statutory penalties, punitive damages, pre-judgment interest, attorneys' fees and injunctive relief.  We intend to vigorously defend ourselves against the various claims, though at the present time we are unable to predict the outcome of this matter.

From time to time, we are also involved in other matters of litigation that arise in the ordinary course of business, but we do not at this time expect any of those matters to have a material adverse effect on our overall financial condition.

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

2012 Fiscal Year Quarters	High	Low

First Quarter	$10.73	$7.23
Second Quarter	$10.70	$8.81
Third Quarter	$10.41	$8.41
Fourth Quarter	$11.45	$8.25

2011 Fiscal Year Quarters	High	Low

First Quarter	$6.97	$5.05
Second Quarter	$8.45	$6.35
Third Quarter	$8.74	$6.05
Fourth Quarter	$7.82	$6.44

On March 18, 2013, the last sales price of our common stock as reported on the Nasdaq Stock Market was $13.83 per share. As of March 18, 2013, there were approximately 171 holders of record of our common stock.  This number does not reflect the actual number of beneficial holders of our common stock, which we believe is significantly higher.

Share Repurchase   On October 31, 2012, we announced that our Board approved an increase of our stock repurchase program from up to $15 million (previously announced on June 6, 2012), to $25 million, of our outstanding common stock.    As of the end of fiscal 2012, we had completed the repurchase of 2,535,370 shares of our common stock for approximately $25 million (excluding expenses), which represents an average price of $9.86 per share.

On August 17, 2011, we announced that our Board approved the repurchase of up to $25 million of our outstanding common stock during the period ended January 28, 2012.  As of the end of fiscal 2011, we had completed the repurchase of 3,212,628 shares of our common stock for approximately $25 million (excluding expenses), which represents an average price of $7.78 per share.

Purusant to the Merger Agreement (discussed in more detail in “Item 1 – Business” included elsewhere in this annual report on Form 10-K), we are prohibited from repurchasing shares of our common stock (with limited exceptions) following execution of the Merger Agreement on March 6, 2013.

The following table contains information regarding repurchases of our common stock during the fourth quarter of fiscal 2012:

Issuer Purchases of Equity Securities

Approximate
	Total		Total Number	Dollar Value of
	Number of	Average	of Shares Purchased	Shares that May
	Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Repurchased	per Share	Announced Program	Under the Program
(millions)
November 25, 2012 through December 29, 2012	2,535,370	$9.86	2,535,370	$-

We began to pay cash dividends during the first quarter of fiscal 2010; however, pursuant to the Merger Agreement (discussed in more detail in “Item 1 – Business” included elsewhere in this annual report on Form 10-K), we are prohibited from declaring or paying any dividends (including our regular quarterly cash dividend) following execution of the Merger Agreement on March 6, 2013. Cash dividends are discussed in more detail in “NOTE 4 – Cash Dividends” contained in the consolidated financial statements and notes included elsewhere in this annual report on Form 10-K.

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

The following graph shows a comparison of five-year cumulative total returns to shareholders for Hot Topic, the NASDAQ Composite Index and the NASDAQ Retail Trade Index for the period that commenced February 2, 2008 and ended on February 2, 2013.  The graph assumes an initial investment of $100 and that all dividends have been reinvested.

Item 6.	Selected Financial Data

The following table summarizes selected financial data for each of the five most recent fiscal years.  This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included elsewhere in this annual report on Form 10-K.

	Fiscal Year
	2012	2011	2010	2009	2008
	(In thousands, except per share data, number of stores, comparable sales and sales per square foot)
Statement of Operations Data:
Net sales	$741,745	$697,934	$708,244	$736,710	$761,074
Cost of goods sold, including buying, distribution and occupancy costs	473,505	465,081	474,917	480,453	487,769

Gross margin	268,240	232,853	233,327	256,257	273,305
Selling, general and administrative expenses	237,401	236,308	247,089	237,010	242,483

Income (loss) from operations	30,839	(3,455)	(13,762)	19,247	30,822
Other income and interest, net	138	310	336	519	1,670

Income (loss) before provision (benefit) for income taxes	30,977	(3,145)	(13,426)	19,766	32,492
Provision (benefit) for income taxes	11,507	(1,327)	(5,191)	7,886	12,750

Net income (loss)	$19,470	$(1,818)	$(8,235)	$11,880	$19,742

Earnings (loss) per share:
Basic	$0.46	$(0.04)	$(0.18)	$0.27	$0.45
Diluted	$0.46	$(0.04)	$(0.18)	$0.27	$0.45
Weighted average shares outstanding:
Basic	41,970	43,892	44,554	44,134	43,789
Diluted	42,737	43,892	44,554	44,409	43,913

Selected Operating Data:
Number of stores at year end	813	776	810	836	840
Comparable sales increase (decrease)1	3.4%	1.4%	(4.0)%	(3.5)%	2.7%
Average store sales per square foot	$436	$390	$401	$422	$444
Average store sales per store	$832	$773	$762	$801	$841

Balance Sheet Data:
Cash and short- and long-term investments	$51,721	$67,840	$79,539	$131,257	$105,912
Working capital	78,796	92,093	113,932	158,531	125,582
Total assets	274,945	277,963	310,607	376,394	370,571
Shareholders’ equity	$172,754	$183,003	$217,497	$277,047	$258,426

1All periods include internet sales.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations, financial condition and liquidity and other matters should be read in conjunction with the consolidated financial statements and notes included in “Item 8 – Financial Statements and Supplementary Data” elsewhere in this annual report on Form 10-K.  These statements have been prepared in conformity with accounting principles generally accepted in the United States of America and require our management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Actual results could differ from these estimates.  Our ability to achieve business objectives in fiscal 2013 and beyond will be dependent on many factors, known and unknown, including those outlined in the sections entitled “Cautionary Statement Regarding Forward Looking Disclosure” before Part I and “Item 1A – Risk Factors” included elsewhere in this annual report on Form 10-K.

Overview

Business  We are a specialty retailer of apparel, accessories and gift items operating under the Hot Topic and Torrid concepts.  We launched a new test retail concept, Blackheart, during the fourth quarter of fiscal 2012.  Our business is discussed in more detail in “Item 1 – Business” included elsewhere in this annual report on Form 10-K.

Merger  On March 6, 2013, we entered into the Merger Agreement with Sycamore. The Merger is discussed in more detail in “Item 1 – Business” included elsewhere in this annual report on Form 10-K.

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

		Non-Store Related
		Severance and	Inventory and
	Store Related	Outplacement	Asset-Related	Consulting	Stock Option
	Closure Costs 1	Costs	Costs 2	Fees	Expense	Total
Balance at October 30, 2010	$-	$-	$-	$-	$-	$-
Cost Reduction Plan charges	(7,077)	(1,850)	(830)	-	-	(9,757)
Cash payments	93	985	-	-	-	1,078
Non-cash adjustments	6,497	-	830	-	-	7,327
Balance at January 29, 2011	(487)	(865)	-	-	-	(1,352)
Cost Reduction Plan recovery	365	-	-	-	-	365
Strategic Business Changes charges	-	(1,583)	(9,605)	(1,606)	-	(12,794)
Cash payments	699	889	-	1,645	-	3,233
Non-cash adjustments	(659)	-	4,891	-	-	4,232
Balance at April 30, 2011	(82)	(1,559)	(4,714)	39	-	(6,316)
Cost Reduction Plan recovery	174	-	-	-	-	174
Strategic Business Changes charges	-	(1,330)	(532)	(1,383)	(1,072)	(4,317)
Cash payments	144	812	182	753	-	1,891
Non-cash adjustments	(455)	-	4,866	-	1,072	5,483
Balance at July 30, 2011	(219)	(2,077)	(198)	(591)	-	(3,085)
Cash payments	197	464	-	473	-	1,134
Non-cash adjustments	22	(43)	18	20	-	17
Balance at October 29, 2011	-	(1,656)	(180)	(98)	-	(1,934)
Cash payments	-	682	20	-	-	702
Non-cash adjustments	-	-	75	-	-	75
Balance at January 28, 2012	-	(974)	(85)	(98)	-	(1,157)
Cash payments	-	476	-	-	-	476
Non-cash adjustments	-	17	68	98	-	183
Balance at April 28, 2012	-	(481)	(17)	-	-	(498)
Cash payments	-	318	-	-	-	318
Non-cash adjustments	-	23	17	-	-	40
Balance at July 28, 2012	-	(140)	-	-	-	(140)
Cash payments	-	133	-	-	-	133
Non-cash adjustments	-	7	-	-	-	7
Balance at October 27, 2012 and February 2, 2013	$-	$-	$-	$-	$-	$-

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

Comparable Sales and Store Count  We consider a store comparable after it has been open for 15 full fiscal months.  If a store is closed during a fiscal year, it is only included in the computation of comparable sales for full fiscal months in which it was open.  Partial fiscal months are excluded from the computation of comparable sales.  During the first quarter of fiscal 2012, we began including our internet sales in the computation of comparable sales.  All prior year comparable sales results included in this annual report on Form 10-K have been adjusted unless otherwise noted.  The following table shows our comparable sales results, including internet, by division for fiscal 2012 and other recent periods:

Fiscal Year	2012	2011	2010	2009	2008
Hot Topic	3.5%	0.7%	(5.7)%	(4.6)%	2.8%
Torrid	3.1%	3.8%	2.3%	0.8%	2.1%
Total Company	3.4%	1.4%	(4.0)%	(3.5)%	2.7%

In fiscal 2012, the comparable sales increase in the Hot Topic division resulted from an increase in fashion apparel and tees and hoodies categories, partially offset by a decrease in the accessories category.  The comparable sales increase at our Torrid division was due to an increase in apparel and intimates, partially offset by a decrease in the accessories category.

The following table shows our comparable sales results, excluding internet, by division for fiscal 2012 and other recent periods:

Fiscal Year	2012	2011	2010	2009	2008
Hot Topic	3.7%	0.1%	(6.5)%	(5.6)%	1.8%
Torrid	3.6%	2.5%	(0.7)%	(2.9)%	(2.4)%
Total Company	3.7%	0.6%	(5.3)%	(5.1)%	1.0%

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

Segment Information We currently have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts and the relatively immaterial business operations of our Blackheart test concept.

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

Merchandise Margin is used to allocate a variety of resources to each of our concepts, determine initial mark-ups, mark-downs, inventory reserves, freight costs, etc. for our concepts and to measure the general performance of each of our stores.  We consider merchandise margin to be the difference between net sales and certain costs associated with our merchandise, such as product costs, markdowns, freight, vendor allowances and inventory reserves.

Gross Margin is the difference between merchandise margin and buying, distribution and store occupancy costs.

Income from Operations is primarily driven by net sales, gross margin, our ability to control selling, general and administrative expenses, and our level of capital expenditures that affect depreciation expense.

Other  During the fourth quarter of fiscal 2012, eight stores were tested for impairment as part of our long-lived asset impairment review.  Four of these stores were impaired and the remaining four, although not impaired, were considered ‘at risk’ of impairment, with an aggregate net book value of $0.1 million and undiscounted cash flows that ranged from approximately 160% to 400% of their net book values.  We do not expect material changes in the near term to the assumptions underlying our impairment calculations as of the end of fiscal 2012.  However, if changes in these assumptions do occur, and should those changes be significant, they could have a material impact on our determination of whether or not impairment exists.  We continue to closely monitor these stores and other assets that potentially have carrying values that may not be recoverable.

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

The following table shows, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales.  The discussion that follows should be read in conjunction with this table:

	Fiscal Year
	2012	2011	2010

Net sales	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution & occupancy costs	63.8%	66.6%	67.1%

Gross margin	36.2%	33.4%	32.9%
Selling, general and administrative expenses	32.0%	33.9%	34.9%

Income (loss) from operations	4.2%	(0.5)%	(2.0)%
Other income and interest, net	0.0%	0.0%	0.1%

Income (loss) before provision (benefit) for income taxes	4.2%	(0.5)%	(1.9)%
Provision (benefit) for income taxes	1.6%	(0.2)%	(0.7)%

Net income (loss)	2.6%	(0.3)%	(1.2)%

Fiscal 2012 Compared to Fiscal 2011

Net sales increased approximately $43.8 million, or 6.3%, to $741.7 million in fiscal 2012 from $697.9 million in fiscal 2011.  Approximately $10.5 million of this increase was due to the fact that 53-week fiscal 2012 had an extra week of sales that we did not have in fiscal 2011.  The components of this $43.8 million increase in net sales are as follows:

Amount
(in millions)	Description
$27.3	Increase in sales from Torrid comparable and non-comparable stores.
20.4	Increase in sales from Hot Topic comparable and non-comparable stores.
10.5	Increase due to 53rd week in fiscal 2012.
(14.4)	Decrease due to store closures and other.
$43.8	Total

Gross margin increased approximately $35.3 million, which includes a $1.3 million increase from the internet, or 15.2%, to $268.2 million in fiscal 2012 from $232.9 million in fiscal 2011.  As a percentage of net sales, gross margin increased to 36.2% in fiscal 2012 from 33.4% in fiscal 2011.  The components of this 2.8 percentage point increase in gross margin as a percentage of net sales are as follows:

%	Description
2.1	Increase in merchandise margin primarily as a result of higher realized markup mainly due to an increase in products designed internally and a decrease in clearance sales.
0.4	Decrease in store depreciation expenses related to lower expenses from comparable stores, store closures and leverage on higher sales.
0.3	Decrease in distribution expenses primarily due to lower depreciation, supplies, freight, and leverage on higher sales.
0.2
Store occupancy percentage decrease due to leverage on higher sales, partially offset by higher rent expense as a result of an increase in the number of stores and the recognition of deferred rent credits in the prior fiscal year as part of our cost reduction plan.

(0.2)	Increase in buying payroll expenses.
2.8%	Total

Selling, general and administrative expenses increased approximately $1.1 million, or 0.5%, to $237.4 million in fiscal 2012 from $236.3 million in fiscal 2011.  As a percentage of net sales, selling, general and administrative expenses were 32.0% in fiscal 2012 compared to 33.9% in fiscal 2011.  The components of this 1.9 percentage point decrease in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
(1.7)
Costs associated with the write-down of non-critical property and equipment, severance payments, consulting fees and other costs related to the strategic business changes incurred in the prior fiscal year.

(0.8)	Decrease in other store expenses primarily due to lower utility costs, debit/credit card processing fees and supply expenses.
(0.6)	Store and internet payroll expenses and related benefits percentage decrease as a result of leverage on higher sales and improved productivity.
(0.4)	Decrease in general and administrative payroll and related benefits and depreciation, partially offset by increase in consulting services expenses and computer maintenance costs.
0.2	Increase in preopening expenses as a result of a greater number of new, relocated and remodeled stores in fiscal 2012.
1.4	Increase in performance based bonuses (75% of the increase relates to exceeding bonus target).
(1.9%)	Total

Income from operations increased approximately $34.3 million to $30.8 million in fiscal 2012 (includes $2.5 million related to the 53rd week in fiscal 2012) from a loss of $3.5 million in fiscal 2011.  As a percentage of net sales, income from operations was 4.2% in fiscal 2012 compared to loss of 0.5% in fiscal 2011.  Operating income on an average store basis was approximately $39,000 in fiscal 2012 compared to an operating loss of $4,000 in fiscal 2011.  Net loss in fiscal 2011 included net losses from our ShockHound concept of $0.3 million, or $0.01 per share.

As a percentage of net sales, other income and interest, net, was immaterial in fiscal 2012 and 2011.

Our effective tax rate was 37.1% (provision) and 42.2% (benefit) in fiscal 2012 and 2011, respectively.  The decrease was primarily due to a change in the liability associated with unrecognized tax benefits.

Fiscal 2011 Compared to Fiscal 2010

Net sales decreased approximately $10.3 million, or 1.5%, to $697.9 million in fiscal 2011 from $708.2 million in fiscal 2010.  The components of this $10.3 million decrease in net sales are as follows:

(in millions)	Description
$(24.6)	Decrease due to store closures and other.
5.9	Increase in sales from Hot Topic comparable and non-comparable stores.
8.4	Increase in sales from Torrid comparable and non-comparable stores.
$(10.3)	Total

Gross margin decreased approximately $0.4 million, which includes a $2.7 million increase from the internet, or 0.2%, to $232.9 million in fiscal 2011 from $233.3 million in fiscal 2010.  As a percentage of net sales, gross margin increased to 33.4% in fiscal 2011 from 32.9% in fiscal 2010.  The components of this 0.5 percentage point increase in gross margin as a percentage of net sales are as follows:

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

Quarterly Results and Seasonality

Our quarterly results of operations may fluctuate materially depending on, among other things, the timing of store openings and related pre-opening and other startup expenses, store closings, net sales contributed by new stores, increases or decreases in comparable sales, releases of new music, film, television and music/pop culture-related products, shifts in timing of certain holidays, changes in our merchandise mix and overall economic conditions.

Our business, particularly our Hot Topic division, is also subject to seasonal influences.  Refer to “Item 1 – Business” under the caption “Seasonality” included elsewhere in this annual report on Form 10-K for further discussion about the seasonality of our business.

The following table shows certain statements of operations and selected operating data for each of our last eight fiscal quarters (all 13-week periods with the exception of the fouth quarter of fiscal 2012 which was a 14-week period).  The quarterly statements of operations data and selected operating data shown below were derived from our unaudited financial statements, which in the opinion of management contain all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation.  Results in any quarter are not necessarily indicative of results that may be achieved for a full year.

	Fiscal Year 2012				Fiscal Year 2011

	First	Second	Third	Fourth	First	Second	Third	Fourth
Statements of Operations Data:	(In thousands, except selected operating and per share data)

Net sales	$171,544	$157,828	$179,413	$232,960	$161,273	$150,950	$175,822	$209,889
Gross margin	61,685	53,851	64,239	88,465	50,410	48,662	59,584	74,197
Income (loss) from operations	6,082	(1,240)	6,860	19,137	(12,389)	(10,098)	4,223	14,809
Net income (loss)	$3,835	$(768)	$4,289	$12,114	$(7,661)	$(6,220)	$3,113	$8,950

Earnings (loss) per share:
Basic	$0.09	$(0.02)	$0.10	$0.29	$(0.17)	$(0.14)	$0.07	$0.21
Diluted	$0.09	$(0.02)	$0.10	$0.29	$(0.17)	$(0.14)	$0.07	$0.21

Weighted average shares outstanding:
Basic	42,139	42,252	42,319	41,228	44,713	44,843	43,942	42,068
Diluted	42,821	42,252	43,056	42,063	44,713	44,843	44,481	42,451

Selected Operating Data:
Comparable sales 1	7.5%	3.9%	0.2%	2.6%	1.2%	3.2%	(0.5)%	1.9%
Stores open at end of period	788	791	806	813	793	781	780	776

1 All periods include internet sales.

Liquidity And Capital Resources

During fiscal 2012, one of our primary uses of cash was to repurchase an aggregate of $25 million of our common stock (discussed in more detail in “NOTE 12 – Share Repurchase” contained in the consolidated financial statements and notes included elsewhere in this annual report on Form 10-K).  We also funded cash dividend payments totaling $13.4 million during fiscal 2012 (discussed in more detail in “NOTE 4 – Cash Dividends” contained in the consolidated financial statements and notes included elsewhere in this annual report on Form 10-K).  During fiscal 2012 and 2011, we made cash outlays of approximately $0.9 million and $7 million, respectively, related to certain strategic business changes and the cost reduction plan (discussed in more detail in “NOTE 2 – Business Events” contained in the consolidated financial statements and notes included elsewhere in this annual report on Form 10-K).  During fiscal 2011, we repurchased an aggregate of $25 million of our common stock and funded cash dividend payments totaling $12.2 million (also discussed in the related references above). Other uses of cash during the last three fiscal years have been to purchase merchandise inventories, improve our information technology infrastructure and fund new store openings, store remodels and store relocations.  We have typically satisfied our cash requirements principally from cash flows from operations and we also maintain a $5 million unsecured credit agreement (discussed in more detail in “NOTE 8 – Bank Credit Agreement” contained in the consolidated financial statements and notes included elsewhere in this annual report on Form 10-K).

Cash, cash equivalents and short-term and long-term investments, including an auction rate security, held by us were $51.7 million and $67.8 million as of the end of fiscal 2012 and 2011, respectively.  We believe our current cash balances and cash generated from operations will be sufficient to fund our operations through at least the next 12 months.  Auctions representing the auction rate security we hold have continued to fail and will limit our ability to liquidate this investment for some period of time.  However, we do not believe the auction failures will impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Working capital was $78.8 million and $92.1 million for fiscal 2012 and 2011, respectively.  The $13.3 million decrease in working capital in fiscal 2012 from 2011 is primarily attributable to an increase in current liabilities relating to increases in accrued bonuses and income taxes payable.

Net cash flows provided by operating activities were $53.2 million and $45.9 million in fiscal 2012 and 2011, respectively. The $7.3 million increase in net cash provided by operating activities in fiscal 2012 as compared to fiscal 2011 was primarily attributable to an increase in net income, partially offset by an increase in inventory.

Net cash flows used in investing activities were $26.0 million and $13.8 million in fiscal 2012 and 2011, respectively.  The $12.2 million increase in net cash used in investing activities in fiscal 2012 as compared to fiscal 2011 was primarily attributable to a $12.5 million increase in purchases of property and equipment.

Net cash flows used in financing activities were $33.0 million and $33.7 million in fiscal 2012 and 2011, respectively.  The decrease in net cash used in financing activities was primarily attributable to increases in proceeds from employee stock purchases and stock option exercises, partially offset by an increase in cash dividend payments.

In fiscal 2013, we anticipate we will spend approximately $47 million on capital expenditures.  Of the $47 million, we plan to spend approximately $31 million for store construction and other improvements to existing stores, including remodels and relocations (refer to “Item 1 – Business” included elsewhere in this annual report on Form 10-K for detail on our store expansion activity).  We plan to spend the remaining capital expenditures on various improvements in our information technology infrastructure, including technological improvements at the store level and further development and improvement of our eCommerce and logistic operations.  We may make additional capital expenditures for other strategic and operational purposes.

The following table summarizes our contractual obligations as of the end of fiscal 2012, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period (in thousands)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases¹	$245,787	$55,183	$81,583	$52,498	$56,523
Purchase obligations	82,012	82,012	-	-	-
Letters of credit and other obligations	2,322	1,788	534	-	-
Income tax audit settlements ²	492	492	-	-	-
Total contractual obligations	$330,613	$139,475	$82,117	$52,498	$56,523

(1)
See “NOTE 9 – Commitments and Contingencies” contained in the consolidated financial statements and notes included elsewhere in this annual report on Form 10-K for additional disclosure related to operating lease obligations.

(2)
The $492,000 of income tax audit settlements relate to certain open audits we expect to be fully settled in fiscal 2013 and to gross unrecognized tax benefits for which the statutes of limitations are expected to expire in fiscal 2013.  Due to the uncertainty regarding the timing of future cash outflows associated with other noncurrent unrecognized tax benefits of $489,000, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amount in the contractual obligations table above.

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

Valuation of Long-Lived Assets  We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  For our Hot Topic and Torrid concepts, we group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified.  Factors we consider important that could trigger an impairment review of our stores or online operations include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend.  When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate, which we currently estimate to be approximately 13%, determined by management.  These cash flows are calculated by netting future estimated sales of each store against estimated cost of goods sold, occupancy costs and other store operating expenses such as payroll, supplies, repairs and maintenance and credit/debit card fees.  The discount rate, the estimated sales and the aforementioned costs and expenses used for this nonrecurring fair value measurement are considered significant Level 3 inputs as defined in “NOTE 7 – Fair Value Measurements” contained in the consolidated financial statements and notes included elsewhere in this annual report on Form 10-K and changes in these assumptions may cause the fair value to be significantly impacted.  We have recorded impairment charges in fiscal 2012 and prior years.  In addition, in the event future performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges.  While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges.

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

We recognize estimated gift card breakage as a component of net sales in proportion to actual gift card redemptions over the period that remaining gift card values are redeemed.  Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by us for which liability was recorded in prior periods.  During the fourth quarter of fiscal 2012, we performed an analysis of historical customer redemption patterns and based on the results of this analysis, we revised our estimated gift card breakage rate to 6% from the previous 5% to 6% range.  In addition, the results of our analysis led us to conclude that customer redemption of our oldest gift cards was remote.  These changes to our gift card breakage estimate resulted in additional gift card breakage income of $0.8 million recognized in net sales during the fourth quarter of fiscal 2012.  While customer redemption patterns result in estimated gift card breakage, changes in our customers’ behavior could impact the amount that ultimately is unused and could affect the amount recognized as a component of net sales.

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

We are not a party to any derivative financial instruments.  Our exposure to market risk primarily relates to changes in interest rates on our investments with maturities of less than three months (which are considered to be cash and cash equivalents) and short-term and long-term investments with maturities in excess of three months.  A 100 basis point change in interest rates over a three month period would not have a material impact on the fair value of our investment portfolio as of the end of fiscal 2012.  Cash, cash equivalents and short-term and long-term investments, including the auction rate security, are discussed in more detail in “NOTE 1 – Organization and Summary of Significant Accounting Policies” contained in the consolidated financial statements and notes included elsewhere in this annual report on Form 10-K.

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

Our management assessed the effectiveness of our internal control over financial reporting as of the end of fiscal 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Our management concluded that, as of the end of fiscal 2012, our internal control over financial reporting was effective based on the criteria set forth by COSO in Internal Control-Integrated Framework.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Hot Topic, Inc. and subsidiaries

We have audited Hot Topic, Inc. and subsidiaries’ internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hot Topic, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hot Topic, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hot Topic, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended February 2, 2013 of Hot Topic, Inc. and subsidiaries and our report dated March 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 22, 2013

Item 9b.          Other Information

On March 13, 2013, the company paid bonuses to certain of our executive officers. The following table sets forth the bonus amounts awarded to certain of our named executive officers:

Named Executive Officer	Title	Cash Bonus ($)
Lisa Harper	Chairman and Chief Executive Officer	2,275,000
George Wehlitz, Jr.	Chief Financial Officer	250,000
Don Hendricks	Chief Operating Officer	585,000
Mark Mizicko	Chief Planning Officer	585,000

Mr. Wehlitz’s bonus includes a discretionary bonus of $47,000 awarded in recognition of his contribution to the company as interim Chief Financial Officer.

With respect to potential annual bonuses, our Compensation Committee annually establishes target profitability levels for the ensuing fiscal year in conjunction with our annual financial plan, in order to reflect the Compensation Committee’s belief that a significant portion of the annual compensation of each executive officer should be contingent upon our performance and officer contribution to that performance. Upon the achievement of various increasing levels of financial performance above the minimum level, varying amounts are awardable; however, the Compensation Committee may choose to recommend increasing bonuses above the original bonus targets, or to recommend awarding less than the target bonuses, or no bonuses.  The financial performance targets attributable to particular executive officers are varied to align the officers’ duties with the appropriate metrics that best reflect the officers’ impact on the company and our performance.

The following table details the fiscal 2013 annual bonus performance targets for our named executive officers:

		Target Payout as
Name of Executive Officer	Title	Precentage of Base Salary
Lisa Harper	Chairman and Chief Executive Officer	175%
George Wehlitz, Jr.	Chief Financial Officer	35%
Don Hendricks	Chief Operating Officer	65%
Mark Mizicko	Chief Planning Officer	65%

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

See the section entitled “Executive Officers” in Part I, Item 1 hereof for information regarding our executive officers.

The information required by this item with respect to directors (1) is incorporated by reference to the information appearing under the caption “Election of Directors,” contained in our Definitive Proxy Statement in connection with the solicitation of proxies for our 2013 Annual Meeting of Shareholders, or the Proxy Statement, or (2) alternatively, will be provided as an amendment to this annual report on Form 10-K, or the Form 10-K/A, in either case to be filed with the SEC within 120 days of February 2, 2013.

Certain other information required by this item is incorporated by reference to the information appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, or, alternatively, will be provided in the Form 10-K/A.

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

The information required by this item is incorporated by reference to the information appearing under the captions “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, or alternatively, will be provided in the Form 10-K/A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to the information appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement, or alternatively, will be provided in the Form 10-K/A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information appearing under the captions “Election of Directors” and “Policies and Procedures with respect to Related Party Transactions” in the Proxy Statement, or alternatively, will be provided in the Form 10-K/A.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information appearing under the caption “Ratification of Selection of Independent Auditors” in the Proxy Statement, or alternatively, will be provided in the Form 10-K/A.

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

Schedule II
Valuation and Qualifying Accounts
(in thousands)

For Fiscal 2012, 2011 and 2010

	Balance at	Charged to
	Beginning of	Costs and	Deductions/	Balance at
	Year	Expenses	Write-offs	End of Year

Fiscal 2012
Allowance for sales returns	$340	$(36)	$-	$304

Fiscal 2011

Allowance for sales returns	$287	$53	$-	$340

Fiscal 2010

Allowance for sales returns	$363	$(76)	$-	$287

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

10.1a
Form of Indemnity Agreement entered into between Registrant and its directors and officers.  (Filed as Exhibit 10.1a to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012 and incorporated herein by reference.)

10.2a
2012 Equity Incentive Plan (the “2012 Plan”). (Filed as Exhibit 99.1 to Registrant’s Initial Registration Statement on Form S-8 (33-181887), filed on June 5, 2012 and incorporated herein by reference.)

10.3a
Form of Restricted Stock Agreement of Registrant pursuant to the 2012 Plan. (Filed as Exhibit 99.2 to Registrant’s Initial Registration Statement on Form S-8 (33-181887), filed on June 5, 2012 and incorporated herein by reference.)

10.4a
Form of Nonstatutory Stock Option Agreement of Registrant pursuant to the 2012 Plan. (Filed as Exhibit 99.3 to Registrant’s Initial Registration Statement on Form S-8 (33-181887), filed on June 5, 2012 and incorporated herein by reference.)

10.5a	2006 Equity Incentive Plan (the “2006 Plan”), as amended. (Filed as Exhibit 10.2a to Registrant’s Annual Report on Form 10-K for the year ended February 3, 2007 and incorporated herein by reference.)

10.6a
Form of Nonstatutory Stock Option Agreement of Registrant pursuant to the 2006 Plan.  (Filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on June 15, 2006 and incorporated herein by reference.)

10.7a
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

10.9a
1996 Equity Incentive Plan (the “1996 Plan”), as amended, including the forms of incentive stock option agreement and nonstatutory stock option agreement thereunder..  (Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2005 and incorporated herein by reference.)

10.10a
Form of Restricted Stock Bonus Agreement between the Registrant and each of its non-employee directors under the 1996 Plan.  (Filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001 and incorporated herein by reference.)

10.11a	1996 Non-Employee Directors’ Stock Option Plan, as amended. (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 13, 2008 and incorporated herein by reference.)

10.12a	Employee Stock Purchase Plan, as amended. (Filed as Exhibit 10.6a to Registrant’s Annual Report on Form 10-K for the year ended February 3, 2007 and incorporated herein by reference.)

10.13a
Hot Topic 401(k) Plan of Registrant, effective as of August 1, 1995, as amended.  (Filed as Exhibit 10.7a to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference.)

10.14a	Hot Topic, Inc. Deferred Compensation Plan. (Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on July 6, 2006 and incorporated herein by reference.)

10.15a	Board Compensation Summary.

10.16a
Amended and Restated Employment Letter Agreement dated November 24, 2008, between the Registrant and Gerald Cook.  (Filed as Exhibit 10.1a to Registrant’s Quarterly Report on Form  10-Q for the quarter ended November 1, 2008 and incorporated herein by reference.)

10.17a
Amendment dated March 21, 2011, to the Amended and Restated Employment Letter Agreement dated November 24, 2008 between the Registrant and Gerald Cook.  (Filed as Exhibit 10.14a to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011 and incorporated herein by reference.)

10.18a
Second Amendment, dated March 16, 2012, to the Amended and Restated Employment Letter Agreement dated November 24, 2008, between the Registrant and Gerald Cook.  (Filed as Exhibit 10.1a to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012 and incorporated herein by reference.)

10.19a
Third Amendment, dated September 6, 2012, to the Amended and Restated Employment Letter Agreement dated November 24, 2008, between the Registrant and Gerald Cook.  (Filed as Exhibit 10.1a to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012 and incorporated herein by reference.)

10.20a
Amended and Restated Employment Letter Agreement dated November 24, 2008, between the Registrant and James McGinty.  (Filed as Exhibit 10.2a to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008 and incorporated herein by reference.)

10.21a
Amendment dated March 21, 2011, to the Amended and Restated Employment Letter Agreement dated November 24, 2008, between the Registrant and James McGinty.  (Filed as Exhibit 10.16a to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011 and incorporated herein by reference.)

10.22a
Second Amendment dated March 16, 2012, to the Amended and Restated Employment Letter Agreement dated November 24, 2008, between the Registrant and James McGinty.  (Filed as Exhibit 10.2a to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012 and incorporated herein by reference.)

10.23a	Third Amendment, dated January 21, 2013, to the Amended and Restated Employment Letter Agreement dated November 24, 2008, between the Registrant and James McGinty.

10.24a	Fourth Amendment, dated January 31, 2013, to the Amended and Restated Employment Letter Agreement dated November 24, 2008, between the Registrant and James McGinty.

10.25a	Employment Offer Letter, dated as of January 21, 2013, by and between Registrant and George Wehlitz.

10.26a
Mutual Separation Agreement, dated as of January 26, 2011, by and between Registrant and Christopher Daniel.  (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 1, 2011 and incorporated herein by reference.)

10.27a
Employment Agreement, dated as of March 21, 2011, by and between Registrant and Lisa Harper.  (Filed as Exhibit 10.21a to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011 and incorporated herein by reference.)

10.28a
Amended and Restated Employment Agreement, dated as of March 16, 2012, by and between Registrant and Lisa Harper.  (Filed as Exhibit 10.2a to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012 and incorporated herein by reference.)

10.29a
Mutual Separation Agreement, dated as of March 21, 2011, by and between Registrant and Elizabeth McLaughlin.  (Filed as Exhibit 10.22a to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011 and incorporated herein by reference.)

10.30a	Employment Agreement, dated as of July 25, 2011, by and between Registrant and Donald Hendricks.

10.31a	Employment Agreement, dated as of September 26, 2011, by and between Registrant and Mark Mizicko.

10.32
Industrial Real Estate Lease (Multi-Tenant Facility), dated December 10, 1998, entered into between Registrant’s wholly owned subsidiary, Hot Topic Administration, Inc. and Majestic Realty Co. and Patrician Associates, Inc.   (Filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference.)

10.33
Guaranty of Lease, dated December 10, 1998, entered into between the Registrant and Majestic Realty Co. and Patrician Associates, Inc.  (Filed as Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference.)

10.34
First Amendment to Industrial Real Estate Lease, dated March 19, 2001, by and between Majestic—Fullerton Road, LLC, PFG Fullerton Limited Partnership and Hot Topic Administration, Inc.  (Filed as Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended February 3, 2001 and incorporated herein by reference.)

10.35
Third Amendment to Industrial Real Estate Lease, dated February 25, 2004, by and among Majestic-Fullerton Road, LLC, PFG Fullerton Limited Partnership and Hot Topic Administration, Inc.  (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated herein by reference.)

10.36
Centre Pointe Distribution Park Lease, dated June 1, 2004, by and among Crescent Resources, LLC and Hot Topic, Inc.  (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 and incorporated herein by reference.)

10.37
Purchase and sale agreement between the Registrant and Crescent Resources, LLC.  (Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on June 20, 2005 and incorporated herein by reference.)

10.38	Union Bank of California Trust Agreement. (Filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on July 6, 2006 and incorporated herein by reference.)

10.39
Agreement, dated as of September 19, 2010, by and among Registrant, Steven R. Becker, Matthew A. Drapkin, Becker Drapkin Management, L.P., Becker Drapkin Partners (QP), L.P., Becker Drapkin Partners, L.P., BD Partners I, L.P. and BC Advisors, LLC.  (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 20, 2010 and incorporated herein by reference.)

10.40
 Agreement, dated as of September 19, 2010, by and among Hot Topic, Inc., Clint D. Carlson, Black Diamond Offshore Ltd., Double Black Diamond Offshore Ltd., Carlson Capital L.P. and Asgard Investment Corp.  (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on September 20, 2010 and incorporated herein by reference.)

10.41
Agreement and Plan of Merger, dated as of March 6, 2013, by and among 212F Holdings LLC, HT Merger Sub Inc., and Registrant.  (Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on March 8, 2013 and incorporated herein by reference.)

21	Hot Topic, Inc. List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney is contained on the signature page.

31.1	Certification, dated March 22, 2012, of Registrant's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated March 22, 2012, of Registrant's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated March 22, 2012, of Registrant's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Lisa Harper
Chairman and Chief Executive Officer

March 22, 2013

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Lisa Harper and George Wehlitz, Jr., or either of them, his attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ LISA HARPER	Chairman and Chief Executive Officer (Principal Executive Officer)	March 22, 2013
Lisa Harper

/s/ GEORGE WEHLITZ, JR.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 22, 2013
George Wehlitz, Jr.

/s/ STEVEN R. BECKER	Director	March 22, 2013
Steven R. Becker

/s/ EVELYN D'AN	Director	March 22, 2013
Evelyn D'An

/s/ MATTHEW A. DRAPKIN	Director	March 22, 2013
Matthew A. Drapkin

/s/ W. SCOTT HEDRICK	Director	March 22, 2013
W. Scott Hedrick

/s/ JOHN KYEES	Director	March 22, 2013
John Kyees

/s/ ANDREW SCHUON	Director	March 22, 2013
Andrew Schuon

/s/ THOMAS VELLIOS	Director	March 22, 2013
Thomas Vellios

/s/ TERRI FUNK GRAHAM	Director	March 22, 2013
Terri Funk Graham

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Hot Topic, Inc.

We have audited the accompanying consolidated balance sheets of Hot Topic, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended February 2, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hot Topic, Inc. and subsidiaries at February 2, 2013 and January 28, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hot Topic, Inc. and subsidiaries’ internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 22, 2013

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Years Ended
	February 2,	January 28,	January 29,
	2013	2012	2011

Net sales	$741,745	$697,934	$708,244
Cost of goods sold, including buying,
distribution and occupancy costs	473,505	465,081	474,917
Gross margin	268,240	232,853	233,327

Selling, general and administrative expenses	237,401	236,308	247,089
Income (loss) from operations	30,839	(3,455)	(13,762)

Other income and interest, net	138	310	336
Income (loss) before provision (benefit) for income taxes	30,977	(3,145)	(13,426)

Provision (benefit) for income taxes	11,507	(1,327)	(5,191)
Net income (loss)	$19,470	$(1,818)	$(8,235)

Earnings (loss) per share:
Basic	$0.46	$(0.04)	$(0.18)
Diluted	$0.46	$(0.04)	$(0.18)

Cash dividends declared and paid per share:	$0.32	$0.28	$1.28

Shares used in computing earnings (loss) per share:
Basic	41,970	43,892	44,554
Diluted	42,737	43,892	44,554

Comprehensive income (loss):
Net income (loss)	$19,470	$(1,818)	$(8,235)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(79)	(23)	71
Unrealized gain on short-term and long-term investments, net of taxes of $1, $30, and $85	7	24	121
Total other comprehensive (loss) income	(72)	1	192
Comprehensive income (loss)	$19,398	$(1,817)	$(8,043)

See accompanying Notes to Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	February 2, 2013	January 28, 2012

Assets
Current assets:
Cash and cash equivalents	$43,833	$49,615
Short-term investments	6,158	16,503
Inventory	80,844	70,800
Prepaid expenses and other	13,716	17,474
Deferred tax assets	10,664	5,953
Total current assets	155,215	160,345

Property and equipment, net	107,347	105,790
Deposits and other	8,039	7,002
Long-term investments	1,730	1,722
Deferred tax assets	2,614	3,104
Total assets	$274,945	$277,963

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$23,211	$23,828
Accrued liabilities	48,065	44,253
Income taxes payable	5,143	171
Total current liabilities	76,419	68,252

Deferred rent and other	19,627	20,486
Income taxes payable	657	1,812
Deferred compensation	5,488	4,410

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common shares, no par value; 150,000,000 shares authorized;
40,246,247 and 42,047,991 shares issued and outstanding
at February 2, 2013 and January 28, 2012, respectively	135,567	129,354
Retained earnings	37,476	53,866
Accumulated other comprehensive loss	(289)	(217)
Total shareholders’ equity	172,754	183,003
Total liabilities and shareholders’ equity	$274,945	$277,963

See accompanying Notes to Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(In thousands)
				Accumulated
				Other	Total
	Common Shares		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

Balance at January 30, 2010	44,340	$122,552	$154,905	$(410)	$277,047
Exercise of stock options	174	938	-	-	938
Employee stock purchase plan	95	411	-	-	411
Restricted stock awards	21	155	-	-	155
Tax deficiency from exercise of stock
options, net	-	(41)	-	-	(41)
Stock-based compensation expense	-	4,047	-	-	4,047
Dividends	-	-	(57,017)	-	(57,017)
Net loss	-	-	(8,235)	-	(8,235)
Other comprehensive income	-	-	-	192	192
Balance at January 29, 2011	44,630	$128,062	$89,653	$(218)	$217,497
Exercise of stock options	523	2,743	-	-	2,743
Employee stock purchase plan	71	389	-	-	389
Restricted stock awards	37	189	-	-	189
Repurchase of common stock	(3,213)	(3,309)	(21,770)	-	(25,079)
Tax deficiency from exercise of stock
options and awards, net	-	(2,806)	-	-	(2,806)
Stock-based compensation expense	-	4,086	-	-	4,086
Dividends	-	-	(12,199)	-	(12,199)
Net loss	-	-	(1,818)	-	(1,818)
Other comprehensive income	-	-	-	1	1
Balance at January 28, 2012	42,048	$129,354	$53,866	$(217)	$183,003
Exercise of stock options	609	3,888	-	-	3,888
Employee stock purchase plan	78	544	-	-	544
Restricted stock awards	46	306	-	-	306
Repurchase of common stock	(2,535)	(2,611)	(22,440)	-	(25,051)
Tax benefit from exercise of stock
options and awards, net	-	66	-	-	66
Stock-based compensation expense	-	4,020	-	-	4,020
Dividends	-	-	(13,420)	-	(13,420)
Net income	-	-	19,470	-	19,470
Other comprehensive loss	-	-	-	(72)	(72)

Balance at February 2, 2013	40,246	$135,567	$37,476	$(289)	$172,754

See accompanying Notes to Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended
	February 2,	January 28,	January 29,
	2013	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$19,470	$(1,818)	$(8,235)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	33,135	35,729	40,926
Stock-based compensation	4,244	4,373	4,235
Loss on disposal of property and equipment	1,107	2,896	1,085
Impairment of long-lived assets	519	2,658	6,054
Deferred taxes	(5,237)	(1,167)	(1,002)
Gift card breakage	(1,602)	(853)	(1,100)
Foreign currency translation gain	69	-	-
Changes in operating assets and liabilities:
Inventory	(10,200)	(536)	6,203
Prepaid expenses and other current assets	3,758	2,139	(7,320)
Deposits and other assets	(1,037)	(353)	(1,246)
Accounts payable	(617)	1,804	1,789
Accrued liabilities	6,626	7,389	(93)
Deferred rent and other	(859)	(5,769)	(5,932)
Income taxes payable	3,817	(596)	(346)
Net cash provided by operating activities	53,193	45,896	35,018

INVESTING ACTIVITIES
Purchases of property and equipment	(36,369)	(23,891)	(31,031)
Proceeds from sale of short-term and long-term investments	20,215	25,796	6,160
Purchases of short-term and long-term investments	(9,871)	(15,743)	(20,685)
Net cash used in investing activities	(26,025)	(13,838)	(45,556)

FINANCING ACTIVITIES
Excess tax benefit from stock-based compensation	1,082	592	246
Proceeds from employee stock purchases and exercise
of stock options	4,432	3,132	1,349
Payment of capital lease obligation	-	(191)	(571)
Payment of cash dividends	(13,420)	(12,199)	(57,017)
Repurchase of common stock	(25,051)	(25,079)	-
Net cash used in financing activities	(32,957)	(33,745)	(55,993)
Decrease in cash and cash equivalents	(5,789)	(1,687)	(66,531)
Effect of foreign currency exchange rate changes
on cash	7	(14)	83
Cash and cash equivalents at beginning of period	49,615	51,316	117,764
Cash and cash equivalents at end of period	$43,833	$49,615	$51,316

SUPPLEMENTAL INFORMATION
Cash (received) paid during the period for interest	$(23)	$10	$32
Cash paid (received) during the period for income taxes	$5,593	$(1,109)	$2,480

See accompanying Notes to Consolidated Financial Statements.

HOT TOPIC, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 2, 2013

NOTE 1. Organization and Summary of Significant Accounting Policies

Organization and Business Activities  We are a mall and web-based specialty retailer of apparel, accessories, music and gift items for young men and women whose lifestyles reflect a passion for music, fashion and pop culture.  We primarily operate under two concepts: Hot Topic and Torrid.  We launched a new test retail concept, Blackheart, during the fourth quarter of fiscal 2012.  Music and pop culture are the overriding inspirations at Hot Topic, and Torrid is focused on providing the best in fashion to young plus-size women.  At our Hot Topic stores and our website hottopic.com, we sell a selection of licensed and non-licensed apparel, accessories and gift items that are influenced by popular music artists and pop culture trends, designed to appeal to young men and women.  We also sell a limited assortment of music CDs/vinyl LPs and DVDs at Hot Topic.  At our Torrid stores and on our website torrid.com, we sell on-trend fashion apparel, lingerie and accessories inspired by and designed to fit the young, voluptuous woman who wears a size 12 and up.  We generate revenues primarily through our retail stores in the United States of America, Puerto Rico and Canada, and online through our websites.  We were incorporated in California in 1988 and opened our first Hot Topic store the following year in fiscal 1989.  We opened our first Torrid store in fiscal 2001.  We currently have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts and the relatively immaterial business operations of our Blackheart test concept.  During the second quarter of fiscal 2011, the operations of ShockHound, an online digital music website launched in fiscal 2008, were discontinued.  Refer to “NOTE 2 – Business Events” contained in these consolidated financial statements and notes for more information concerning the discontinuation of ShockHound’s operations.

Merger  On March 6, 2013, we entered into an agreement and plan of merger with Sycamore Partners, discussed in more detail in “NOTE 15 – Subsequent Events” contained in these consolidated financial statements and notes.

Principles of Consolidation Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of Hot Topic, Inc. and our wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year Our fiscal year ends on the Saturday nearest to January 31.  References to fiscal 2013 refer to the 52-week period ending February 1, 2014.  References to fiscal 2012 refer to the 53-week period ended February 2, 2013.  References to fiscal 2011, 2010, 2009 and 2008 refer to the 52-week periods ended January 28, 2012, January 29, 2011, January 30, 2010 and January 31, 2009.

Use of Estimates  We are required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with generally accepted accounting principles.  Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes.  Our most significant estimates relate to the valuation of inventory balances, the valuation of our auction rate security, the determination of sales returns, the assessment of expected cash flows used in evaluating long-lived assets for impairment, the determination of gift card breakage and estimates related to certain strategic business changes made during fiscal 2011 and 2010.  The estimation process required to prepare our consolidated financial statements requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain.  Our actual results could differ materially from those estimates.

Cash and Cash Equivalents We consider all highly liquid investments with maturities of less than three months when purchased to be cash equivalents.  All credit and debit card transactions that process in less than seven days are classified as cash and cash equivalents.  The amounts due from third party financial institutions for these transactions classified as cash totaled $3.8 million and $2.9 million as of the end of fiscal 2012 and 2011, respectively.  Cash used primarily for working capital purposes is maintained with various major financial institutions in amounts which are in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance limits.  We are potentially exposed to a concentration of credit risk when cash deposits in banks are in excess of FDIC limits.  Excess cash and cash equivalents, which represent the majority of our cash and cash equivalents balance, are held primarily in diversified money market funds.

Fair Value of Financial Instruments  We consider carrying amounts of cash and cash equivalents, receivables and accounts payable to approximate fair value because of the short maturity of these financial instruments.

Short-Term and Long-Term Investments Our short-term investments consist of highly-rated interest-bearing municipal bonds that have maturities that are less than one year and are accounted for as available for sale.  As of the end of fiscal 2012 and  2011, short-term investments consisted of municipal bonds of $6.2 million and $16.5 million, respectively.  Refer to “NOTE 7 – Fair Value Measurements” contained in these consolidated financial statements and notes for further discussion on how we determined the fair value of our short-term investments.  The associated unrealized net gains and losses in fiscal 2012 and 2011, respectively, were immaterial and have been recorded in the consolidated statements of comprehensive income (loss).

As of the end of fiscal 2012 and 2011, our long-term investment comprised of an auction rate security.  Our auction rate security is a AAA/A3-rated debt instrument with a maturity of 25 years.  It is accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education.  Its interest rate is reset through an auction process, most commonly at intervals of approximately 4 weeks.  This same auction process is designed to provide a means by which this security can be sold and prior to 2008 had provided a liquid market for it.  There continues to be uncertainty in the global credit and capital markets, which has resulted in the failure of auctions representing the auction rate security we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids.  While we have continued to earn and receive interest on our auction rate security through the date of this report, we concluded that its estimated fair value no longer approximates par value.  Due to the lack of availability of observable market quotes on our auction rate security, the fair market value of this security has been based on a valuation model using current assumptions.  Refer to “NOTE 7 – Fair Value Measurements” contained in these consolidated financial statements and notes for further discussion on how we determined the fair value of our auction rate security investment.

As of the end of fiscal 2012 and 2011, the fair value of our auction rate security remained the same at $1.7 million.  This fair value reflects a cumulative decline of $0.4 million from the par value.  This cumulative $0.4 million decline ($0.2 million net of tax) is deemed temporary as we have the ability to hold this security and we do not have the intent to sell it below par value.  Furthermore, it is not likely that we will be required to sell the security before the recovery of its amortized cost basis.  If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations.  In addition, in the event that we decide to sell this security and it becomes likely that we will be required to sell the security before the recovery of its amortized cost basis, we may be required to recognize impairment charges against income.  We have classified our auction rate security as a non-current asset on our consolidated balance sheet, as we do not expect it to successfully auction and recover its full or par value within the next 12 months.

In fiscal 2012, we recorded immaterial unrealized gains for our auction rate security in the consolidated statements of comprehensive income (loss).

In fiscal 2011, we recorded unrealized gains of $0.1 million ($0.1 million net of tax), for our auction rate security in the consolidated statements of comprehensive income (loss).  The $0.1 million unrealized gain in fiscal 2011 primarily represents a $149,000 recovery in fair value which was previously temporarily impaired, offset by a $52,000 decrease in fair value.

The consolidated statements of comprehensive income (loss) is comprised of unrealized gains and losses from short-term and long-term investments, net of all related taxes, as well as foreign currency translation adjustments.

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

Property and Equipment  Property and equipment are recorded at cost less accumulated depreciation, or in the case of capitalized leases, at the present value of future minimum lease payments.  Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred.  Application and development costs associated with internally developed software such as salaries of employees and payments made to third parties and consultants working on the software development are capitalized.  Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform.  Capitalized internal use software costs are amortized using the straight-line method over their estimated useful lives, generally three years.  In fiscal 2012, 2011 and 2010, we amortized approximately $1.2 million, $1.5 million and $1.8 million, respectively.  Additionally, as of the end of fiscal 2012 and 2011, the net book value of capitalized internal use software totaled approximately $3.3 million and $2.5 million, respectively.

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

Valuation of Long-Lived Assets  We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  For our Hot Topic and Torrid concepts, we group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified.  Factors we consider important that could trigger an impairment review of our stores or online operations include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend.  When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate, which we currently estimate to be approximately 13%, determined by management.  These cash flows are calculated by netting future estimated sales of each store against estimated cost of goods sold, occupancy costs and other store operating expenses such as payroll, supplies, repairs and maintenance and credit/debit card fees.  The discount rate, the estimated sales and the aforementioned costs and expenses used for this nonrecurring fair value measurement are considered significant Level 3 inputs as defined in “NOTE 7 – Fair Value Measurements” contained in these consolidated financial statements and notes.  Changes in these assumptions may cause the fair value to be significantly impacted.  In the event future performance is lower than forecasted results, future cash flows may be lower than expected, which could result in future impairment charges.  While we believe recently opened stores will provide sufficient cash flow, material changes in results could result in future impairment charges.

In fiscal 2012, 2011 and 2010, we recorded store impairment charges of $0.5 million, $2.4 million (of which $0.9 million related to the cost reduction plan described in “NOTE 2 – Business Events” contained in these consolidated financial statements and notes) and $3.1 million (of which $1.2 million related to the cost reduction plan described in “NOTE 2 –Business Events” contained in these consolidated financial statements and notes), respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations.  During the third quarter of fiscal 2010, we concluded that ShockHound’s assets had become impaired due to its slower than expected revenue growth.  Revenues from partnerships entered into in the earlier part of fiscal 2010, as well as other revenues, did not build as much as we had anticipated.  In the third quarter of fiscal 2010, we recorded a full impairment charge of $3.0 million to selling, general and administrative expenses in our consolidated statements of operations.

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

Revenue Recognition  Revenue is generally recognized at our retail store locations at the point at which the customer receives and pays for the merchandise at the register.  For online sales, revenue is recognized upon delivery to the customer.  Sales are recognized net of merchandise returns, which are reserved for based on historical experience.  As of the end of fiscal 2012, 2011 and 2010, net merchandise returns were $25.2 million, $24.3 million and $23.6 million, respectively.  Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption.  Shipping and handling revenues from our websites are included as a component of net sales.

We recognize estimated gift card breakage as a component of net sales in proportion to actual gift card redemptions over the period that remaining gift card values are redeemed.  Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by us for which liability was recorded in prior periods.  During the fourth quarter of fiscal 2012, we performed an analysis of historical customer redemption patterns and based on the results of this analysis, we revised our estimated gift card breakage rate to 6% from the previous 5% to 6% range.  In addition, the results of our analysis led us to conclude that customer redemption of our oldest gift cards was remote.  These changes to our gift card beakage estimate resulted in additional gift card breakage income of $0.8 million recognized in net sales during the fourth quarter of fiscal 2012.  While customer redemption patterns result in estimated gift card breakage, changes in our customers’ behavior could impact the amount that ultimately is unused and could affect the amount recognized as a component of net sales. In fiscal 2012, 2011 and 2010, we recognized $1.6 million (which includes the $0.8 million additional gift card breakage income described above), $0.9 million and $1.1 million, respectively, as a component of sales in proportion to actual gift card redemptions over the period that remaining gift card values are redeemed.

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

Vendor Allowances We receive certain allowances from our vendors primarily related to damaged merchandise, markdowns and pricing.  Allowances received from vendors related to damaged merchandise and pricing are reflected as a reduction of inventory in the period they are received and allocated to cost of sales during the period in which the items are sold.  Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received as these allowances are received after goods have been sold or marked down.  In fiscal 2012, 2011 and 2010, we received vendor allowances of $6.0 million, $8.3 million and $8.5 million, respectively, substantially all of which were accounted for as a reduction of cost of goods sold.  Most of the vendor allowances that we receive are based on on-going agreements and negotiations with vendors.  We receive vendor allowances from substantially all of our vendors.

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

Advertising Costs  Advertising costs are expensed the first time the event occurs or as incurred.  During fiscal 2012, 2011 and 2010, advertising expenses were $7.8 million, $7.4 million and $8.5 million, respectively, and advertising reimbursements from vendors for these years were immaterial.  As of the end of fiscal 2012 and 2011, the amount of advertising costs reported as prepaid advertising was immaterial.

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

Stock-Based Payments  We account for stock-based compensation expense by estimating the fair value of stock options granted, except for certain stock options granted in March 2011 that are subject to the vesting determination described in “NOTE 3 – Stock-Based Compensation” contained in these consolidated financial statements and notes, using the Black-Scholes option-pricing formula and a single option award approach.  We estimated the fair value of the stock options granted in March 2011 that are subject to the vesting determination using a Monte Carlo simulation valuation model.  Both of the option-pricing models used require the input of highly subjective assumptions, including the option’s expected life, price volatility of the underlying stock, risk free interest rate, early exercise behavior and expected dividend rate.  As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures are estimated based on historical experience.

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

Comprehensive Income (Loss)  Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to shareholders.  Other comprehensive (loss) income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to shareholders’ equity.  Components of our comprehensive income (loss) include net income (loss), foreign currency translation adjustments and gains/losses associated with our short-term and long-term investments.

Impact of Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued new guidance that results in a consistent definition of fair value and common requirements for measurement of, and disclosure about, fair value between U.S. Generally Accepted Accounting Pronouncements, or GAAP, and International Financial Reporting Standards, or IFRS.  The new guidance changes some fair value measurement principles and disclosure requirements under U.S. GAAP.  Several new disclosures about Level 3 measurements are required, including quantitative information about the significant  unobservable inputs disclosed and a description of the valuation processes used by us.  The new guidance was effective for interim or fiscal years beginning on or after December 15, 2011, with early adoption prohibited.  Our adoption of this new guidance on January 29, 2012 did not have a material impact on our financial condition or results of operations.

In June 2011, the FASB issued a final standard requiring entities to present net income (loss) and other comprehensive income (loss) in either a single continuous statement or in two separate, but consecutive, statements of net income (loss) and other comprehensive income (loss).  The new standard eliminates the option to present items of other comprehensive income (loss) in the statement of changes in equity.  The new requirements do not change which components of comprehensive income (loss) are recognized in net income (loss) or other comprehensive income (loss), or when an item of other comprehensive income (loss) must be reclassified to net income (loss).  Also, earnings (loss) per share computations do not change.  The new requirements were effective for interim and fiscal years beginning after December 15, 2011, with early adoption permitted.    Full retrospective application was required.  As this standard related only to the presentation of other comprehensive income (loss), our adoption of this new guidance on January 29, 2012 did not have a material impact on our financial condition or results of operations.

In February 2013, the FASB issued new guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. It requires entities to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income (loss). This disclosure is required only if the amount reclassified is required under U.S. GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income (loss), a cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts is required. The new guidance is effective for interim or fiscal years beginning on or after December 15, 2012, with early adoption permitted. The adoption of this new guidance is not expected to have a material impact on our financial condition or results of operations.

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

Cost Reduction Plan  In November 2010, our Board approved a cost reduction plan, designed to meet the challenges of the environment at that time, which involved closing approximately 50 underperforming stores, a majority of which closed by the end of the first quarter of fiscal 2011.  These closures occurred as a result of natural lease expirations, exercising lease kick out clauses and other negotiations.  The cost reduction plan also included reducing our home office and field management positions, reducing planned capital expenditures in fiscal 2011 relative to fiscal 2010 and implementing other non-payroll overhead expense reduction initiatives.  As of the end of the second quarter of fiscal 2011, we had recorded all charges related to the cost reduction plan, completed the announced reduction of our home office and field management positions, and completed the implementation of non-payroll overhead expense reduction initiatives as part of the cost reduction plan.  As of the end of the second quarter of fiscal 2012, we had closed all underperforming stores related to the costreduction plan, totaling 41 Hot Topic stores and seven Torrid stores.

The following table details charges related to the strategic business changes and cost reduction plan recorded since their implementation in the first quarter of fiscal 2011 and the fourth quarter of fiscal 2010, respectively, (in thousands).

		Non-Store Related
		Severance and	Inventory and
	Store Related	Outplacement	Asset-Related	Consulting	Stock Option
	Closure Costs 1	Costs	Costs 2	Fees	Expense	Total
Balance at October 30, 2010	$-	$-	$-	$-	$-	$-
Cost Reduction Plan charges	(7,077)	(1,850)	(830)	-	-	(9,757)
Cash payments	93	985	-	-	-	1,078
Non-cash adjustments	6,497	-	830	-	-	7,327
Balance at January 29, 2011	(487)	(865)	-	-	-	(1,352)
Cost Reduction Plan recovery	365	-	-	-	-	365
Strategic Business Changes charges	-	(1,583)	(9,605)	(1,606)	-	(12,794)
Cash payments	699	889	-	1,645	-	3,233
Non-cash adjustments	(659)	-	4,891	-	-	4,232
Balance at April 30, 2011	(82)	(1,559)	(4,714)	39	-	(6,316)
Cost Reduction Plan recovery	174	-	-	-	-	174
Strategic Business Changes charges	-	(1,330)	(532)	(1,383)	(1,072)	(4,317)
Cash payments	144	812	182	753	-	1,891
Non-cash adjustments	(455)	-	4,866	-	1,072	5,483
Balance at July 30, 2011	(219)	(2,077)	(198)	(591)	-	(3,085)
Cash payments	197	464	-	473	-	1,134
Non-cash adjustments	22	(43)	18	20	-	17
Balance at October 29, 2011	-	(1,656)	(180)	(98)	-	(1,934)
Cash payments	-	682	20	-	-	702
Non-cash adjustments	-	-	75	-	-	75
Balance at January 28, 2012	-	(974)	(85)	(98)	-	(1,157)
Cash payments	-	476	-	-	-	476
Non-cash adjustments	-	17	68	98	-	183
Balance at April 28, 2012	-	(481)	(17)	-	-	(498)
Cash payments	-	318	-	-	-	318
Non-cash adjustments	-	23	17	-	-	40
Balance at July 28, 2012	-	(140)	-	-	-	(140)
Cash payments	-	133	-	-	-	133
Non-cash adjustments	-	7	-	-	-	7
Balance at October 27, 2012 and February 2, 2013	$-	$-	$-	$-	$-	$-

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

The 2012 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board.  Both incentive and non-statutory stock options granted by us under the 2012 Plan must carry an exercise price of at least 100% of the fair market value of our common stock on the date of grant.  Incentive stock options must carry an exercise price of at least 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock.  Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 8 years.  In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) 942,602 and 34,976 shares of common stock remaining available for issuance under the 2006 Plan and the 1996 Non-Employee Directors’ Stock Option Plan, or the 1996 NEDSOP, respectively, as of June 5, 2012, (b) an additional 3,100,000 shares and (c) the number of shares subject to stock awards as of June 5, 2012 under the 2006 Plan and the 1996 NEDSOP pursuant to the terms of the 2006 Plan and the 1996 NEDSOP.  As of the end of fiscal 2012, 4,210,795 shares were available for future grants under the 2012 Plan.  All awards to date under the 2012 Plan have been granted to our employees and directors, and none have been granted to consultants.

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

In June 1996, the Board adopted the Employee Stock Purchase Plan, or the Stock Purchase Plan.   The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees.  All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan.  Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason.  In general, an employee may reduce their contribution or withdraw from participation in an offering at any time during the purchase period for such offering.  Employees receive a 15% discount on shares purchased under the Stock Purchase Plan.  Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted.  The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996.  Subsequent offerings have occurred every six months commencing January 1, 1997.  As of the end of fiscal 2012, 652,254 shares could still be sold to employees under the Stock Purchase Plan.  Compensation expense for fiscal 2012, 2011 and 2010 was $216,000, $168,000 and $174,000, respectively, related to the fair value of the rights granted to participants under the Stock Purchase Plan.

In June 2012, we granted non-employee directors an aggregate of 21,008 shares of restricted common stock under the 2012 Plan.  In March 2012 and June 2011, we granted non-employee directors an aggregate of 515 and 25,387 shares of restricted common stock, respectively, under the 2006 Plan.  Restricted shares generally vest in one installment in the year subsequent to the grant year.  All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board.  The value of these grants is expensed over the vesting period.  During fiscal 2012, 2011 and 2010 $199,000, $189,000 and $172,000 was expensed, respectively.

In April 2012, we granted an independent consultant 2,525 shares of restricted common stock under the 2006 Plan.  This grant was substantially similar to the restricted common stock granted to non-employee directors described above except that vesting occurred in full after providing six months of continuous service to the company.  As of the end of the third quarter of fiscal 2012, we had recorded the entire $25,000 charge related to this grant.

In March 2012, we granted Lisa Harper an option to purchase 100,000 shares of our common stock under the 2006 Plan.  This 100,000 share option is subject to a service condition as well as a performance condition that the company achieves a defined earnings target in fiscal year 2012.  The defined earnings target was achieved and certified by the Compensation Committee of the Board on March 4, 2013.

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

In March 2011, we granted certain employees the option to purchase an aggregate of 314,000 shares of our common stock, net of forfeitures, under the 2006 Plan.  These share options are subject to four-year vesting, but vesting will occur in full upon the occurrence of the vesting determination described above.

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

All outstanding options to purchase shares of our common stock are subject to accelerated vesting upon the close of the merger with Sycamore, discussed in more detail in “NOTE 15 – Subsequent Events” contained in these consolidated financial statements and notes.

The following table summarizes stock options outstanding under all of our plans as of the end of fiscal 2012, as well as activity during fiscal 2012:

	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	5,890,439	$9.29

Granted	1,863,354	$9.72
Exercised	(609,093)	$6.38
Forfeited or expired	(925,306)	$11.51

Outstanding at end of year	6,219,394	$9.37

Exercisable at end of year	2,960,238	$10.69

The following table summarizes information about stock options outstanding and exercisable as of the end of fiscal 2012:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-	Weighted-
		Average	Average		Average	Average
		Exercise	Contractual		Exercise	Contractual
Range of Exercise Prices	Options	Price	Life (Years)	Options	Price	Life (Years)
$4.56 - $5.66	334,413	$4.94	6.08	253,783	$4.91
$5.77 - $5.77	1,539,000	$5.77	7.59	693,581	$5.77
$5.79 - $7.32	758,450	$6.79	7.35	370,819	$6.57
$7.45 - $9.56	868,248	$8.88	6.86	394,326	$8.96
$9.60 - $9.60	50,000	$9.60	7.44	0	$0.00
$9.69 - $9.69	1,138,000	$9.69	9.12	0	$0.00
$9.71 - $13.09	636,604	$10.99	5.33	353,050	$11.44
$13.79 - $21.24	793,329	$17.40	1.45	793,329	$17.40
$21.30 - $21.30	2,500	$21.30	1.33	2,500	$21.30
$25.51 - $25.51	98,850	$25.51	1.09	98,850	$25.51
$4.56 - $25.51	6,219,394	$9.37	6.54	2,960,238	$10.69	4.45

The aggregate intrinsic values of stock options outstanding and exercisable as of the end of fiscal 2012 were $17.3 million and $7.8 million, respectively.  The aggregate intrinsic values of stock options outstanding and exercisable as of the end of fiscal 2011 were $5.8 million and $1.8 million, respectively.

The total fair value of shares vested during fiscal 2012, 2011 and 2010 is $3.0 million, $3.7 million and $4.4 million, respectively.

Cash proceeds, tax benefits and intrinsic values related to total stock options exercised during fiscal 2012, 2011 and 2010 are provided in the following table (in thousands):

	Fiscal Year
	2012	2011	2010
Proceeds from stock options exercised	$3,888	$2,743	$938
Tax benefit related to stock options exercised	$917	$486	$206
Intrinsic value of stock options exercised	$2,293	$1,215	$514

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

We estimate the fair values of the stock options granted in March 2011, that are subject to the vesting determination, using a Monte Carlo simulation valuation model.  The fair values of the options to purchase the aggregate of 314,000 shares, net of forfeitures, are amortized over the vesting period determined by this model.  The entire fair value of the 500,000 share option was recognized as compensation expense during fiscal 2011.

The effect of recording stock-based compensation for fiscal 2012, 2011 and 2010 was as follows (in thousands):

	Fiscal Year
Stock-based compensation by type of award:	2012	2011	2010
Employee and director stock options and awards	$4,003	$4,205	$4,060
Non-employee stock award	25	-	-
Employee stock purchase plan	216	168	175

Total stock-based compensation expense	$4,244	$4,373	$4,235
Tax effect on stock-based compensation expense	(1,522)	(1,594)	(1,555)

Net effect on net income or loss	$2,722	$2,779	$2,680

For fiscal 2012, 2011 and 2010, $0.6 million, $0.5 million and $0.6 million, respectively, of stock-based compensation expense was recorded as a component of cost of goods sold and the remainder, $3.6 million, $3.9 million and $3.6 million, respectively, was charged to selling, general and administrative expense.

As of the end of fiscal 2012 and  2011, we had $6.1 million and $5.2 million, respectively, of unrecognized expense related to non-vested stock option grants (with the exception of Lisa Harper’s 100,000 stock options granted in March 2012 that are subject to the performance condition, and the aggregate of 314,000 stock options granted in March 2011 that are subject to the vesting determination), which is expected to be recognized over weighted average periods of 2.56 years and 2.67 years, respectively.

As of the end of fiscal 2012, we had $0.2 million of unrecognized expense related to Lisa Harper’s option to purchase 100,000 shares of our common stock granted in March 2012 that are subject to the performance condition, which is expected to be recognized over a weighted average period of 3.17 years.  This option to purchase 100,000 shares has a $3.44 weighted average fair value at grant date.

As of the end of fiscal 2012 and 2011, we had $0.2 million and $0.6 million, respectively, of unrecognized expense related to the options to purchase an aggregate of 314,000 shares of our common stock granted in March 2011 that are subject to the vesting determination, which is expected to be recognized over weighted average periods of 2.17 years and 3.17 years, respectively.

As of the end of fiscal 2012 and 2011, we had $0.1 million of unrecognized expense related to restricted stock grants, which are expected to be recognized over weighted average periods of 0.34 years and 0.23 years, respectively.

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

The following weighted average assumptions were used in the Black-Scholes option valuation model for stock options granted:

	2012	2011	2010
Risk free interest rate	1%	2%	2%
Expected life	5 years	5 years	5 years
Expected volatility	57%	58%	57%
Expected dividend yield	4%	4%	3%

Weighted average fair value at grant date
(with the exception of Lisa Harper's 100,000 stock options granted in March 2012 that are subject to the performance condition)	$3.52	$2.45	$2.84

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

The following weighted average assumptions were used in the Monte Carlo simulation valuation model for the stock options granted in March 2011 that are subject to the vesting determination:

Risk free interest rate	4%
Contractual life	10 years
Expected volatility	58%
Expected dividend yield	5%

Weighted average fair value at grant date	$2.60

NOTE 4. Cash Dividends

On November 14, 2012, we announced that our Board authorized a regular quarterly cash dividend of $0.08 per share.  The $0.08 per share dividend was paid in December 2012 to shareholders of record at the close of business on December 14, 2012.  We released the funds used to pay for this regular quarterly cash dividend during the fourth quarter of fiscal 2012.  As of the end of fiscal 2012, total dividends paid in fiscal 2012 amounted to $13.4 million.  As of the end of fiscal 2011, total dividends paid in fiscal 2011 amounted to $12.2 million.  As of the end of fiscal 2010, total dividends paid in fiscal 2010 amounted to $57.0 million, including $44.5 million for the $1.00 per share special one-time cash dividend paid in the first quarter of fiscal 2010.

On March 6, 2013,  we entered into an agreement and plan of merger with Sycamore, discussed in more detail in “NOTE 15 – Subsequent Events” contained in these consolidated financial statements and notes.  In connection with the transaction contemplated by the agreement, we have suspended the payment of our regular quarterly dividend.

NOTE 5. Property and Equipment

Property and equipment are summarized as follows (in thousands):

	Fiscal Year
	2012	2011

Leasehold improvements	$166,807	$159,639
Furniture, fixtures and equipment	118,351	114,719
Software and licenses	66,761	65,455
Building and land	14,270	14,270

	366,189	354,083
Less: Accumulated depreciation and amortization	(258,842)	(248,293)

Property and equipment, net	$107,347	$105,790

We recorded depreciation expense in the amounts of $33.1 million, $35.7 million and $40.9 million for fiscal 2012, 2011 and 2010, respectively.

NOTE 6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	Fiscal Year
	2012	2011

Accrued payroll and related expenses	$20,644	$13,700
Gift cards, gift certificates and store merchandise credits	6,197	7,315
Accrued self insurance liabilities	3,802	3,870
Accrued sales and use tax	3,445	4,586
Accrued cost of fixed assets and software	2,562	2,057
Other	11,415	12,725

Accrued liabilities	$48,065	$44,253

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

Financial assets and liabilities measured at fair value on a recurring basis as of the end of fiscal 2012 consisted of the following (in thousands):

	Balance at February 2, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$44,781	$44,781	$-	$-
Municipal bonds (short-term)	6,158	-	6,158	-
Auction rate security (long-term)	1,730	-	-	1,730
Total assets	$52,669	$44,781	$6,158	$1,730
Liabilities:
Deferred compensation plan (long-term)	$5,488	$-	$5,488	$-

Financial assets and liabilities measured at fair value on a recurring basis as of the end of fiscal 2011 consisted of the following (in thousands):

	Balance at January 28, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$52,553	$52,553	$-	$-
Municipal bonds * (short-term)	16,503	-	16,503	-
Auction rate security (long-term)	1,722	-	-	1,722
Total assets	$70,778	$52,553	$16,503	$1,722
Liabilities:
Deferred compensation plan * (long-term)	$4,410	$-	$4,410	$-

*In the third quarter of fiscal 2011, municipal bonds and deferred compensation plan amounts were reclassified to Level 2 upon further interpretation.

The fair value of our short-term municipal bonds is based on market prices for similar assets from third-party pricing services using observable market information.  The money market funds fair value is determined based on quoted prices in active markets.  Due to the lack of availability of observable market quotes on our auction rate security, the fair market value of this security has been determined based on an internal valuation model which incorporates primarily management’s own current assumptions.  The model values the security by estimating the present value of future principal and interest payments discounted at rates considered to reflect current market conditions.  Significant assumptions used in the valuation include those made about the liquidity horizon which we currently estimate to be approximately five years and the net trading yield rate which we currently estimate to be approximately 5%.  The fair value of our auction rate security has an inverse relationship with our liquidity horizon assumption and changes in this assumption may cause the fair value to be significantly impacted.  Other factors that impact our valuation include changes to credit ratings of our auction rate security as well as to the underlying assets supporting this security and the ongoing strength and quality of the credit markets.  Our valuation is subject to uncertainties that are difficult to predict and could change significantly based on future market conditions.  The deferred compensation plan liability represents the amount that would be earned by participants if the funds were invested in securities traded in active markets.  The fair value of the deferred compensation plan liability is determined based on quoted prices of similar assets that are traded in observable markets.

The activity of our auction rate security in fiscal 2012, whose fair value was measured using Level 3 inputs, is summarized below (in thousands):

	Fiscal Year
	2012		2011
Carrying value at beginning of year	$1,722		$2,475
Redemptions	-		(850)
Total gains
Included in earnings	-		-
Included in other comprehensive income	8	*	97
Carrying value at end of year	$1,730		$1,722

* Unrealized gains of $5,000 and $6,000 occurred during the first and third quarters of fiscal 2012, respectively, and unrealized losses of $3,000 occurred during the second quarter of fiscal 2012.

NOTE 8. Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5 million that will expire on September 1, 2013.  Letters of credit, which are primarily used for inventory purchases, are issued under the credit agreement.  There were no letters of credit outstanding under the credit agreement as of the end of fiscal 2012 and 2011.

NOTE 9. Commitments and Contingencies

Leases  We have entered into operating lease agreements for retail, distribution and office space, vehicles and equipment under primarily non-cancelable leases with terms ranging from approximately two to ten years.  The retail space leases provide for rents based upon the greater of the minimum annual rental amounts or a percentage of annual store sales volume.  Certain leases provide for increasing minimum annual rental amounts.  Rent expense is recorded on a straight-line basis over the term of the lease based on us taking possession of premises.  Accordingly, deferred rent, as reflected in the accompanying balance sheets, represents the difference between rent expense accrued and amounts paid under the terms of the lease agreements.  Total rent expense for fiscal 2012, 2011 and 2010 was $54.7 million, $52.3 million and $52.6 million, respectively, including contingent rentals of $0.5 million, $0.2 million and $0.2 million, respectively.

Annual future minimum lease payments under operating leases as of the end of fiscal 2012 are as follows (in thousands):

Fiscal Year
2013	$55,183
2014	45,200
2015	36,383
2016	29,590
2017	22,908
Thereafter	56,523

Total minimum operating lease payments	$245,787

Litigation  From time to time, we are involved in other matters of litigation that arise in the ordinary course of business. See “NOTE 15 – Subsequent Events” contained in these consolidated financial statements and notes for a discussion of litigation relating to our proposed plan of merger with Sycamore Partners.

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

NOTE 10. Income Taxes

Provision (Benefit) for Income Taxes  The composition of the provision (benefit) for income taxes for fiscal 2012, 2011 and 2010 is as follows (in thousands):

	Fiscal Year
	2012	2011	2010

Current:
Federal	$13,333	$(1,575)	$(4,040)
State	2,298	831	(372)

	15,631	(744)	(4,412)

Deferred:
Federal	(3,385)	153	(814)
State	(739)	(736)	35

	(4,124)	(583)	(779)

Total income tax expense (benefit)	$11,507	$(1,327)	$(5,191)

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	Fiscal Year
	2012	2011

Current deferred tax assets (liabilities):
Inventory	$725	$647
Other assets, net	189	642
State taxes	(295)	(560)
Vacation accrual	1,288	1,029
Deferred compensation	2,106	1,694
Accrued expense and other	6,651	2,501

Net current deferred tax assets	10,664	5,953

Long-term deferred tax assets (liabilities):
Depreciation	(5,100)	(4,594)
Deferred rent	3,264	3,575
Stock-based compensation expense	4,231	3,695
Other assets, net	219	428

Total long-term deferred tax assets	2,614	3,104

Net deferred tax assets	$13,278	$9,057

A reconciliation of the provision / benefit for income taxes to the statutory tax rate is as follows:

	Fiscal Year
	2012	2011	2010

Statutory federal rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit and other	2.6	(2.3)	1.6
Stock-based compensation expense	0.2	(1.3)	(0.5)
FIN 48 reserve	0.0	9.1	(0.8)
Other permanent differences, net	(0.7)	1.7	3.4

Effective income tax rate	37.1%	42.2%	38.7%

We operate in numerous tax jurisdictions and are subject to routine tax examinations.  Future tax examinations could involve difficult issues and multiple years.  Although we cannot predict the outcome of future examinations, amounts that could be owed in excess of amounts accrued would impact future tax expense but would not be expected to have a material impact on our financial condition.

Uncertain Tax Positions As of the end of fiscal 2012, the total liability for income tax associated with unrecognized tax benefits was $1.9 million ($0.8 million net of federal benefit), of which $0.1 million ($0.1 million net of federal benefit) related to interest and $0.2 million related to penalties.  Our effective tax rate will be affected by any portion of this liability we may recognize.   As of the end of fiscal 2011, the total liability for income tax associated with unrecognized tax benefits was $2.0 million ($0.9 million net of federal benefit), of which $0.3 million ($0.2 million net of federal benefit) related to interest and $0.1 million related to penalties.

We believe that it is reasonably possible that $1.2 million ($0.6 million net of federal benefit) of our liability for unrecognized tax benefits of which $0.1 million ($0.1 million net of federal benefit) of associated interest may be recognized in the next 12 months due to the settlement of audits and the expiration of statutes of limitations.  As such, we have classified this amount as a current liability.

The following table reconciles the amount recorded for the liability for income tax associated with unrecognized tax benefits as of the end of fiscal 2012 and 2011 (in thousands):

	Fiscal Year
	2012	2011
Unrecognized tax benefits - beginning of year	$1,596	$2,017
Additions:
Tax positions related to prior period	44	87
Tax positions related to current period	138	26
Reductions:
Tax positions related to prior period	-	(79)
Settlements	(62)	(21)
Lapse of statute of limitations	(156)	(434)

Unrecognized tax benefits - end of year	$1,560	$1,596

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits as a tax expense.  Tax expense for fiscal 2012 related to interest and penalties was not material.  As of the end of fiscal 2012, we had accrued $0.3 million of interest and penalties related to uncertain tax positions.  Tax expense for fiscal 2011 related to interest and penalties was $0.1 million.  As of the end of fiscal 2011, we had accrued $0.4 million of interest and penalties related to uncertain tax positions.

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

NOTE 11. Earnings (Loss) Per Share

Basic earnings or loss per share is computed by dividing net income or net loss, respectively, by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period.  Periods of net loss require the diluted computation to be the same as the basic computation.  As of the end of fiscal 2012, 2011 and 2010, options to purchase 3.0 million, 3.6 million and 6.1 million shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding.

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is as follows (in thousands except per share amounts):

	Fiscal Year
	2012	2011	2010

Basic earnings (loss) per share computation:
Numerator	$19,470	$(1,818)	$(8,235)
Denominator:
Weighted average common shares outstanding	41,970	43,892	44,554

Basic earnings (loss) per share	$0.46	$(0.04)	$(0.18)

Diluted earnings (loss) per share computation:
Numerator	$19,470	$(1,818)	$(8,235)
Denominator:
Weighted average common shares outstanding	41,970	43,892	44,554
Incremental shares from assumed exercise of options	767	-	-

Total shares	42,737	43,892	44,554

Diluted earnings (loss) per share	$0.46	$(0.04)	$(0.18)

NOTE 12. Share Repurchases

On October 31, 2012, we announced that our Board approved an increase of our stock repurchase program from up to $15 million (previously announced on June 6, 2012), to $25 million, of our outstanding common stock.    As of the end of fiscal 2012, we had completed the repurchase of 2,535,370 shares of our common stock for approximately $25 million (excluding expenses), which represents an average price of $9.86 per share.

On August 17, 2011, we announced that our Board approved the repurchase of up to $25 million of our outstanding common stock during the period ended January 28, 2012.  As of the end of fiscal 2011, we had completed the repurchase of 3,212,628 shares of our common stock for approximately $25 million (excluding expenses), which represents an average price of $7.78 per share.

We did not repurchase any shares of our common stock during fiscal 2010.

NOTE 13. Employee Benefit Plan

Effective January 1, 1995, we adopted the Hot Topic 401(k) Plan, or the 401(k) Plan.  All employees who have been employed by us for at least 90 days and are at least 21 years of age are eligible to participate.  Employees may contribute up to 25% of their eligible compensation to the 401(k) Plan, subject to a statutorily prescribed annual limit.  We may at our discretion contribute certain amounts to eligible employees’ accounts.  In January 2009, we began to contribute 50% of the first 4% of participants’ eligible contributions into their 401(k) Plan accounts.  We contributed $366,000,  $381,000 and $384,000 to eligible employees’ 401(k) accounts during fiscal 2012, 2011 and 2010, respectively.

NOTE 14. Deferred Compensation Plan

In August 2006, we adopted the Hot Topic Inc. Management Deferred Compensation Plan, or the Deferred Compensation Plan, for the purpose of providing highly compensated employees and members of our Board a program to meet their financial planning needs.  The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, or, in the case of members of our Board, 100% of their earned cash fees, all of which, together with the associated investment returns, are 100% vested from the outset.  The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan.  As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held within a “rabbi trust” on our consolidated balance sheet.  We may at our discretion contribute certain amounts to eligible employees’ accounts.  In January 2009, to the extent participants were ineligible to receive such contributions from participation in our 401(k) Plan, we began to contribute 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts.  As of the end of fiscal 2012, assets and associated liabilities of the Deferred Compensation Plan were $5.2 million and $5.5 million, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheets. As of the end of fiscal 2011, assets and associated liabilities of the Deferred Compensation Plan were $4.7 million and $4.4 million, respectively.

NOTE 15. Subsequent Events

On March 6, 2013, we entered into an Agreement and Plan of Merger, or the Merger Agreement, providing for the acquisition of the company by an affiliate of Sycamore Partners Management, L.L.C., or Sycamore. Under the terms of the Merger Agreement, which was unanimously approved by the our Board of Directors, Sycamore will acquire all of the outstanding shares of our common stock for $14.00 per share in cash. The transaction, which is structured as a one-step merger with the company as the surviving corporation, or the Merger, is subject to customary closing conditions, including receipt of regulatory approvals and the approval of the holders of a majority of our outstanding shares. If the Merger is approved and is consummated, we will no longer be a publicly-traded company, and our shares will cease to be traded on Nasdaq. We will account for the merger by applying the acquistion method as described in ASC 805, Business Combinations.

Prior to and effective as of the effective time of the proposed Merger, referred to as the Effective Time, we will take all necessary action to accelerate the vesting of each outstanding option under our 1996 Plan, 1996 NEDSOP, 2006 Plan and 2012 Plan,  collectively referred to as the Stock Plans. At the Effective Time, each outstanding option under a Stock Plan will vest and be cancelled and converted into the right to receive the excess, if any, of the per share Merger consideration over the exercise price of the option, multiplied by the number of shares subject to such option, less all applicable tax withholdings. Prior to the Effective Time, we will take all necessary action to accelerate the vesting of each share of restricted stock granted and outstanding under the Stock Plans, and each such share of restricted stock will be treated as a share of common stock for purposes of the Merger Agreement. We will terminate our Employee Stock Purchase Plan prior to the Effective Time and will not permit any new offering period to begin prior to the Effective Time.

In March 2013, we were named as a defendant in class action lawsuits challenging the plan of merger with Sycamore described above.  These lawsuits allege general various wrongdoings such as breach of our fiduciary duty to our shareholders. We may be named as a defendant in other similar lawsuits in the future. While we believe that all of the allegations are without merit and that we have valid defenses to all potential claims, our litigation exposure could have a material adverse effect on our financial condition and results of operations in the event the claims are not settled in our favor.