Form 10-Q
period 2013-05-04
HOT TOPIC INC /CA/
filed 2013-05-28
CIK 1017712

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  May 22, 2013  – 40,756,274 shares of common stock, no par value.

HOT TOPIC, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	May 4, 2013	April 28, 2012

Net sales	$174,846	$171,544
Cost of goods sold, including buying,
distribution and occupancy costs	114,077	109,859
Gross margin	60,769	61,685

Selling, general and administrative expenses	54,613	55,603
Income from operations	6,156	6,082

Interest and other income, net	(5)	62
Income before provision for
income taxes	6,151	6,144

Provision for income taxes	2,049	2,309
Net income	$4,102	$3,835

Earnings per share:
Basic	$0.10	$0.09
Diluted	$0.10	$0.09

Cash dividends declared and paid per share	$-	$0.08

Shares used in computing earnings per share:
Basic	40,545	42,139
Diluted	41,663	42,821

Comprehensive income:
Net income	$4,102	$3,835
Other comprehensive loss:
Foreign currency translation adjustment	(14)	(58)
Unrealized gain (loss) on short-term and long-term investments, net of taxes of $2 and $0 for the three-month periods	2	(2)
Total other comprehensive loss	(12)	(60)
Comprehensive income	$4,090	$3,775

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	May 4, 2013	February 2, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,951	$43,833
Short-term investments	4,125	6,158
Inventory	79,435	80,844
Prepaid expenses and other	13,768	13,716
Deferred tax assets	9,905	10,664
Total current assets	159,184	155,215

Property and equipment, net	107,277	107,347
Deposits and other	8,688	8,039
Long-term investments	1,684	1,730
Deferred tax assets	3,178	2,614
Total assets	$280,011	$274,945

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$31,523	$23,211
Accrued liabilities	39,477	48,065
Income taxes payable	1,001	5,143
Total current liabilities	72,001	76,419

Deferred rent and other	19,722	19,627
Income taxes payable	657	657
Deferred compensation	6,089	5,488

Commitments and contingencies

Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common shares, no par value; 150,000,000 shares authorized;
40,673,674 and 40,246,247 shares issued and
outstanding at May 4, 2013 and February 2, 2013, respectively	140,274	135,567
Retained earnings	41,569	37,476
Accumulated other comprehensive loss	(301)	(289)
Total shareholders’ equity	181,542	172,754
Total liabilities and shareholders’ equity	$280,011	$274,945

See accompanying Notes to Condensed Consolidated Financial Statements.

Hot Topic, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three Months Ended
	May 4, 2013	April 28, 2012
OPERATING ACTIVITIES
Net income	$4,102	$3,835
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	7,800	8,489
Stock-based compensation	960	1,001
Loss on disposal of property and equipment	21	901
Impairment of long-lived assets	52	306
Deferred taxes	(566)	(341)
Gift card breakage	(192)	(145)
Foreign currency translation gain	38	(8)
Changes in operating assets and liabilities:
Inventory	1,382	5,067
Prepaid expenses and other current assets	(52)	4,287
Deposits and other assets	(649)	(192)
Accounts payable	8,313	804
Accrued liabilities	(7,828)	(6,592)
Deferred rent and other	95	(972)
Income taxes payable	(4,143)	(86)
Net cash provided by operating activities	9,333	16,354

INVESTING ACTIVITIES
Purchases of property and equipment	(7,818)	(9,183)
Proceeds from sale of short-term and long-term investments, net of purchases	2,083	689
Net cash used in investing activities	(5,735)	(8,494)

FINANCING ACTIVITIES
Excess tax benefit from stock-based compensation	907	273
Proceeds from employee stock purchases and exercise of stock options	3,648	649
Payment of cash dividends	-	(3,377)
Net cash provided by (used in) financing activities	4,555	(2,455)
Increase in cash and cash equivalents	8,153	5,405
Effect of foreign currency exchange rate changes on cash	(35)	12
Cash and cash equivalents at beginning of period	43,833	49,615
Cash and cash equivalents at end of period	$51,951	$55,032

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$1	$-
Cash paid (received) during the period for income taxes	$5,904	$(3,804)

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

Merger  On March 6, 2013, we entered into an Agreement and Plan of Merger, or the Merger Agreement, providing for our acquisition by an affiliate of Sycamore Partners Management, L.L.C., or Sycamore. Under the terms of the Merger Agreement, which was unanimously approved by our Board of Directors, or the Board, Sycamore will acquire all of the outstanding shares of our common stock for $14.00 per share in cash. The transaction, which is structured as a one-step merger with the company as the surviving corporation, or the Merger, is subject to customary closing conditions, including receipt of regulatory approvals and the approval of the holders of a majority of our outstanding shares. If the Merger is approved and is consummated, we will no longer be a publicly-traded company, and our shares will cease to be traded on NASDAQ. We will account for the merger by applying the acquisition method as described in ASC 805, Business Combinations.  For more information, see our Current Report on Form 8-K filed with the Securities and Exchange Commission, or the SEC, on March 8, 2013.

Fiscal Year  Our fiscal year ends on the Saturday nearest to January 31.  References to the first quarter of fiscal 2013 and 2012 refer to the thirteen week periods ended May 4, 2013 and April 28, 2012, respectively.  References to fiscal 2014 and 2013 refer to the 52-week periods ending January 31, 2015 and February 1, 2014, respectively.  References to fiscal 2012 refer to the 53-week period ended February 2, 2013.  References to fiscal 2011 and 2010 refer to the 52-week periods ended January 28, 2012 and January 29, 2011, respectively.

Segment Information We currently have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts and the relatively immaterial business operations of our Blackheart test concept.

Interim Financial Information  The information set forth in these condensed consolidated financial statements is unaudited except for the February 2, 2013 consolidated balance sheet data.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K filed on March 22, 2013.

In the opinion of management, all adjustments necessary for a fair presentation have been included in these condensed consolidated financial statements.

NOTE 2.  Business Events

Strategic Business Changes  In March 2011, our Board approved certain strategic business changes to better position the company for growth.  The business changes involved discontinuing the operations of ShockHound, an online digital music website launched in fiscal 2008; writing down inventory due to a change in management’s inventory strategy; writing down property and equipment that are no longer critical to our strategic direction; and implementing other strategic business and operational initiatives.  As of the end of the second quarter of fiscal 2011, we had recorded all charges related to the strategic business changes.

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

		Non-Store Related
		Severance and	Inventory and
	Store Related	Outplacement	Asset-Related	Consulting	Stock Option
	Closure Costs 1	Costs	Costs 2	Fees	Expense	Total
Balance at October 30, 2010	$-	$-	$-	$-	$-	$-
Cost Reduction Plan charges	(7,077)	(1,850)	(830)	-	-	(9,757)
Cash payments	93	985	-	-	-	1,078
Non-cash adjustments	6,497	-	830	-	-	7,327
Balance at January 29, 2011	(487)	(865)	-	-	-	(1,352)
Cost Reduction Plan recovery	365	-	-	-	-	365
Strategic Business Changes charges	-	(1,583)	(9,605)	(1,606)	-	(12,794)
Cash payments	699	889	-	1,645	-	3,233
Non-cash adjustments	(659)	-	4,891	-	-	4,232
Balance at April 30, 2011	(82)	(1,559)	(4,714)	39	-	(6,316)
Cost Reduction Plan recovery	174	-	-	-	-	174
Strategic Business Changes charges	-	(1,330)	(532)	(1,383)	(1,072)	(4,317)
Cash payments	144	812	182	753	-	1,891
Non-cash adjustments	(455)	-	4,866	-	1,072	5,483
Balance at July 30, 2011	(219)	(2,077)	(198)	(591)	-	(3,085)
Cash payments	197	464	-	473	-	1,134
Non-cash adjustments	22	(43)	18	20	-	17
Balance at October 29, 2011	-	(1,656)	(180)	(98)	-	(1,934)
Cash payments	-	682	20	-	-	702
Non-cash adjustments	-	-	75	-	-	75
Balance at January 28, 2012	-	(974)	(85)	(98)	-	(1,157)
Cash payments	-	476	-	-	-	476
Non-cash adjustments	-	17	68	98	-	183
Balance at April 28, 2012	-	(481)	(17)	-	-	(498)
Cash payments	-	318	-	-	-	318
Non-cash adjustments	-	23	17	-	-	40
Balance at July 28, 2012	-	(140)	-	-	-	(140)
Cash payments	-	133	-	-	-	133
Non-cash adjustments	-	7	-	-	-	7
Balance at October 27, 2012 and May 4, 2013	$-	$-	$-	$-	$-	$-

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

The 2012 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation to our employees, consultants and directors as deemed appropriate by the Board.  Both incentive and non-statutory stock options granted by us under the 2012 Plan must carry an exercise price of at least 100% of the fair market value of our common stock on the date of grant.  Incentive stock options must carry an exercise price of at least 110% of the fair market value of our common stock on the date of grant for persons possessing 10% or more of the total combined voting power of all classes of stock.  Options granted may be subject to different vesting terms as determined by the Board and the maximum term of options granted is 8 years.  In addition, the maximum number of shares of common stock available for future issuance may not exceed the sum of (a) 942,602 and 34,976 shares of common stock remaining available for issuance under the 2006 Plan and the 1996 Non-Employee Directors’ Stock Option Plan, or the 1996 NEDSOP, respectively, as of June 5, 2012, (b) an additional 3,100,000 shares and (c) the number of shares subject to stock awards as of June 5, 2012 under the 2006 Plan and the 1996 NEDSOP pursuant to the terms of the 2006 Plan and the 1996 NEDSOP.  As of the end of the first quarter of fiscal 2013, 4,676,349 shares were available for future grants under the 2012 Plan.  All awards to date under the 2012 Plan have been granted to our employees and directors, and none have been granted to consultants.

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

In June 1996, the Board adopted the Employee Stock Purchase Plan, or the Stock Purchase Plan.   The Stock Purchase Plan provides for the issuance of up to 1,350,000 shares of common stock to our employees.  All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the Stock Purchase Plan.  Rights granted pursuant to any offering under the Stock Purchase Plan terminate immediately upon cessation of an employee’s employment for any reason.  In general, an employee may reduce their contribution or withdraw from participation in an offering at any time during the purchase period for such offering.  Employees receive a 15% discount on shares purchased under the Stock Purchase Plan.  Rights granted under the Stock Purchase Plan are not transferable and may be exercised only by the person to whom such rights are granted.  The initial offering under the Stock Purchase Plan commenced October 24, 1996 and terminated December 31, 1996.  Subsequent offerings have occurred every six months commencing January 1, 1997.  As of the end of the first quarter of fiscal 2013, 652,254 shares could still be sold to employees under the Stock Purchase Plan.  Compensation expense for the first quarter of fiscal 2013 and 2012 was $89,000 and $42,000, respectively, related to the fair value of the rights granted to participants under the plan.

In June 2012, we granted non-employee directors an aggregate of 21,008 shares of restricted common stock under the 2012 Plan.  In March 2012 and June 2011, we granted non-employee directors an aggregate of 515 and 25,387 shares of restricted common stock, respectively, under the 2006 Plan.  Restricted shares generally vest in one installment in the year subsequent to the grant year.  All awarded common shares remain restricted (i.e., not transferable by the holders) until such time as the recipient is no longer a member of our Board.  The value of these grants is expensed over the vesting period.  During the first quarter of fiscal 2013 and 2012, $50,000 and $49,000, respectively, was expensed.

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

In March 2011, in connection with her appointment as Chief Executive Officer, we granted Lisa Harper an option to purchase 500,000 shares of our common stock under the 2006 Plan.  This 500,000 share option vested only upon a vesting determination which was made by the Compensation Committee of the Board on May 23, 2013.  The option would have terminated on the day following the third anniversary of the date of grant if the vesting determination had not been made.   The vesting determination had to be made at any time on or before the third anniversary of the date of grant when the Compensation Committee of the Board certified that the weighted average per share closing price of the company’s common stock for any trailing 90 trading days equaled or exceeded twice the closing price per share on the date of grant.

In March 2011, we granted certain employees the option to purchase an aggregate of 214,000 shares of our common stock, net of forfeitures, under the 2006 Plan.  These share options were subject to four-year vesting, but vesting occurred in full upon the occurrence of the vesting determination by the Compensation Committee of the Board on May 23, 2013, as described above.  As of the end of the first quarter of fiscal 2013, we had recorded the entire $1.1 million charge related to this grant, including $0.1 million related to the accelerated option vesting.

Prior to and effective as of the effective time of the proposed Merger with Sycamore discussed in more detail in “NOTE 1 – Organization and Basis of Presentation” referred to as the "Effective Time", we will take all necessary action to accelerate the vesting of each outstanding option under our 1996 Plan, 1996 NEDSOP, 2006 Plan and 2012 Plan, collectively referred to as the "Stock Plans". At the "Effective Time", each outstanding option under a Stock Plan will vest and be cancelled and converted into the right to receive the excess, if any, of the per share Merger consideration over the exercise price of the option, multiplied by the number of shares subject to such option, less all applicable tax withholdings.  Prior to the Effective Time, we will take all necessary action to accelerate the vesting of each share of restricted stock granted and outstanding under the Stock Plans, and each such share of restricted stock will be treated as a share of common stock for purposes of the Merger Agreement. We will terminate our Employee Stock Purchase Plan prior to the Effective Time and will not permit any new offering period to begin prior to the Effective Time.  All statements below that refer to compensation expense expected to be recognized over weighted average periods do not consider the anticipated vesting acceleration related to the proposed Merger.

The following table summarizes stock options outstanding under all of our plans as of the end of the first quarter of fiscal 2013:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at February 2, 2013	6,219,394	$9.37

Granted	20,000	$11.06
Exercised	(427,427)	$8.53
Forfeited or expired	(485,554)	$11.10

Outstanding at May 4, 2013	5,326,413	$9.29	6.85	$28,245,565

Exercisable at May 4, 2013	2,741,704	$10.29	5.63	$13,505,605

The total fair value of shares vested during the first quarter of fiscal 2013 and 2012 is $1.4 million and $0.9 million, respectively.

Cash proceeds, tax benefits and intrinsic values related to total stock options exercised during the first quarter of fiscal 2013 and 2012 are provided in the following table (in thousands):

	Three Months Ended

	May 4, 2013	April 28, 2012
Proceeds from stock options exercised	$3,648	$649
Tax benefit related to stock options exercised	$907	$216
Intrinsic value of stock options exercised	$2,268	$540

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

We estimate the fair values of the share options granted in March 2011, that were subject to the vesting determination, using a Monte Carlo simulation valuation model.  Prior to full vesting that occurred upon the vesting determination on May 23, 2013, the fair values of the options to purchase the aggregate of 214,000 shares, net of forfeitures, were amortized over the vesting period determined by this model.  The entire fair value of the 500,000 share option was recognized as compensation expense during fiscal 2011.

The effect of recording stock-based compensation for the first quarter of fiscal 2013 and 2012 was as follows (in thousands):

	Three Months Ended

	May 4, 2013	April 28, 2012
Stock-based compensation by type of award:
Employee and director stock options and awards	$871	$955
Non-employee stock award	-	4
Employee stock purchase plan	89	42
Total stock-based compensation expense	960	1,001
Tax effect on stock-based compensation expense	(328)	(362)
Net effect on net income or loss	$632	$639

For the first quarter of fiscal 2013 and 2012, $248,000 and $161,000, respectively, of stock-based compensation expense was recorded as a component of cost of goods sold and the remainder, $0.7 and $0.8 million, respectively, was charged to selling, general and administrative expense.

As of the end of the first quarter of fiscal 2013 and 2012, we had $5.3 million and $8.0 million, respectively, of unrecognized expense related to non-vested stock option grants (with the exception of Lisa Harper’s 100,000 stock options granted in March 2012 that were subject to the performance condition, and the aggregate of 214,000 stock options granted in March 2011 that were subject to the vesting determination), which are expected to be recognized over weighted average periods of 2.36 years and 2.95 years, respectively.

As of the end of the first quarter of fiscal 2013 and 2012, we had $132,000 and $319,000, respectively, of unrecognized expense related to Lisa Harper’s option to purchase 100,000 shares of our common stock granted in March 2012 that were subject to the performance condition, which are expected to be recognized over weighted average periods of 2.92 years and 3.92 years, respectively.  This option to purchase 100,000 shares has a $3.44 weighted average fair value at grant date.

As of the end of the first quarter of fiscal 2013, we did not have any unrecognized expense related to the options to purchase an aggregate of 214,000 shares of our common stock granted in March 2011 that were subject to the vesting determination made by the Compensation Committee of the Board on May 23, 2013.  As of the end of the first quarter of fiscal 2012, we had $0.4 million of unrecognized expense related to these options which were expected to be recognized over a weighted average period of 2.92 years.

As of the end of the first quarter of fiscal 2013 and 2012, we had $17,000 and $38,000, respectively, of unrecognized expense related to restricted stock grants, which are expected to be recognized over weighted average periods of 0.09 years and 0.13 years, respectively.

Calculation of Fair Value of Options  The Black-Scholes option valuation model used to determine the fair value of stock-based compensation for all options, except for those granted in March 2011 that were subject to the vesting determination, incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield.  The expected term of an award is generally no less than the option vesting period and is based on our historical experience.  Expected volatility is based upon the historical volatility of our stock price.  The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s expected life.  The dividend yield is based on the expected dividend yield as of the date of option grant.

The following weighted average assumptions were used in the Black-Scholes option valuation model for stock options granted:

	Three Months Ended

	May 4, 2013	April 28, 2012
Risk free interest rate	1%	1%
Expected life	5 years	5 years
Expected volatility	56%	57%
Expected dividend yield	3%	4%

Weighted average fair value at grant date (with the exception of Lisa Harper’s 100,000 stock options granted in March 2012 that were subject to the performance condition)	$4.23	$3.43

A Monte Carlo simulation was used to determine the fair value of stock-based compensation for the stock options granted in March 2011 that were subject to the vesting determination.  This risk neutral model is based on projections of stock price paths and incorporates various assumptions including the early exercise behavior, volatility of stock price, risk-free rates of return and dividend yield.  Expected volatility is based upon the historical volatility of our stock price.  The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s contractual life.  The dividend yield is based on the expected dividend yield as of the date of option grant.

The following weighted average assumptions were used in the Monte Carlo simulation valuation model for the stock options granted in March 2011 that were subject to the vesting determination:

Risk free interest rate	4%
Contractual life	10 years
Expected volatility	58%
Expected dividend yield	5%

Weighted average fair value at grant date	$2.60

NOTE 4. Cash Dividends

On March 6, 2013, we entered into an agreement and plan of merger with Sycamore, discussed in more detail in “NOTE 1 - Organization and Basis of Presentation”.  In connection with the transaction contemplated by the agreement, we have suspended the payment of our regular quarterly dividend.  Total dividends paid during the first quarter of fiscal 2012 amounted to $3.4 million, consisting of an $0.08 per share regular quarterly cash dividend.

NOTE 5. Earnings  Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is applicable only in periods of net income and is computed by dividing net income by the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period.  Periods of net loss require the diluted computation to be the same as the basic computation.  During the first quarter of fiscal 2013 and 2012, options to purchase 0.9 million and 3.2 million shares, respectively, of potentially anti-dilutive common stock equivalents were outstanding.

A reconciliation of the numerator and denominator of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	May 4, 2013	April 28, 2012
Basic and diluted earnings per share computation:
Numerator	$4,102	$3,835
Denominator:
Weighted average common shares outstanding	40,545	42,139
Incremental shares from assumed exercise/issuance of options and awards	1,118	682
Total shares	41,663	42,821

Basic earnings per share	$0.10	$0.09
Diluted earnings per share	$0.10	$0.09

NOTE 6.  Short-Term and Long-Term Investments

Our short-term investments consist of highly-rated interest-bearing municipal bonds that have maturities that are less than one year and are accounted for as available for sale.  As of the end of the first quarter of fiscal 2013 and as of the end of fiscal 2012, short-term investments consisted of municipal bonds of $4.1 million and $6.2 million, respectively.  Refer to “NOTE 8 – Fair Value Measurements” for further discussion on how we determined the fair value of our short-term investments.  The associated unrealized net gains in both the first quarter of fiscal 2013 and in the full year of fiscal 2012 were immaterial and have been recorded in the consolidated statements of comprehensive income.

As of the end of the first quarter of fiscal 2013 and as of the end of fiscal 2012, our long-term investment comprised of an auction rate security.  Our auction rate security is a AAA/A3-rated debt instrument with a maturity of 24 years.  It is accounted for as available for sale and backed by pools of student loans guaranteed by the U.S. Department of Education.  Its interest rate is reset through an auction process, most commonly at intervals of approximately 4 weeks.  This same auction process is designed to provide a means by which this security can be sold and prior to 2008 had provided a liquid market for it.  There continues to be uncertainty in the global credit and capital markets, which has resulted in the failure of auctions representing the auction rate security we hold as the amount of securities submitted for sale in those auctions exceed the amount of bids.  While we have continued to earn and receive interest on our auction rate security through the date of this report, we concluded that its estimated fair value no longer approximates par value.  Due to the lack of availability of observable market quotes on our auction rate security, the fair market value of this security has been based on a valuation model using current assumptions.  Refer to “NOTE 8 – Fair Value Measurements” for further discussion on how we determined the fair value of our auction rate security investment.

As of the end of the first quarter of fiscal 2013 and as of the end of fiscal 2012, the fair value of our auction rate security remained the same at $1.7 million.  The fair value of our auction rate security as of the end of the first quarter of fiscal 2013 reflects a cumulative decline of $0.4 million from the par value.  This cumulative $0.4 million decline ($0.2 million net of tax) is deemed temporary as we have the ability to hold this security and we do not have the intent to sell it below par value.  Furthermore, it is not likely that we will be required to sell the security before the recovery of its amortized cost basis.  If uncertainties in the credit and capital markets continue, we may incur additional losses, some of which may be other-than-temporary, which could negatively affect our financial condition or results of operations.  In addition, in the event that we decide to sell this security and it becomes likely that we will be required to sell the security before the recovery of its amortized cost basis, we may be required to recognize impairment charges against income.  We have classified our auction rate security as a non-current asset on our consolidated balance sheet, as we do not expect it to successfully auction and recover its full or par value within the next 12 months.

As of the end of the first quarter of fiscal 2013 and 2012, we recorded immaterial unrealized gains for our auction rate securities in the consolidated statements of comprehensive income.

NOTE 7.  Impact of Recently Issued Accounting Pronouncements

In February 2013, the FASB issued new guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  It requires entities to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  This disclosure is required only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts is required.  The new guidance was effective for interim or fiscal years beginning on or after December 15, 2012, with early adoption permitted.  There were no reclassification adjustments for the period ended May 4, 2013 and our adoption of this new guidance on February 3, 2013 did not have a material impact on our financial condition or results of operations.

In June 2011, the FASB issued a final standard requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income.  The new standard eliminates the option to present items of other comprehensive income in the statement of changes in equity.  The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income.  Also, earnings per share computations do not change.  The new requirements were effective for interim and fiscal years beginning after December 15, 2011, with early adoption permitted.  Full retrospective application is required.  As this standard relates only to the presentation of other comprehensive income, our adoption of this new guidance on January 29, 2012 did not have a material impact on our financial condition or results of operations.

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

Financial assets and liabilities measured at fair value on a recurring basis as of the end of the first quarter of fiscal 2013 consisted of the following (in thousands):

	Balance at May 4, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (cash equivalent)	$44,374	$44,374	$-	$-
Municipal bonds (short-term)	4,125	-	4,125	-
Auction rate security (long-term)	1,684	-	-	1,684
Total assets	$50,183	$44,374	$4,125	$1,684
Liabilities:
Deferred compensation plan (long-term)	$6,089	$-	$6,089	$-

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

The activity of our auction rate security through the first quarter of fiscal 2013, whose fair value was measured using Level 3 inputs, is summarized below (in thousands):

Non-current
Carrying value as of February 2, 2013	$1,730
Redemptions1	(50)
Total gains
Included in earnings	-
Included in other comprehensive income 2	4
Carrying value as of May 4, 2013	$1,684

1	Redemptions of $50,000 occurred during the first quarter of fiscal 2013.
2	Unrealized losses of $6,000 and a recovery in fair value of $10,000 occurred during the first quarter of fiscal 2013.

NOTE 9.  Deferred Compensation Plan

In August 2006, we adopted the Hot Topic Inc. Management Deferred Compensation Plan, or the Deferred Compensation Plan, for the purpose of providing highly compensated employees and members of our Board a program to meet their financial planning needs.  The Deferred Compensation Plan provides participants with the opportunity to defer up to 80% of their base salary and up to 100% of their annual earned bonus, or, in the case of members of our Board, 100% of their earned cash fees, all of which, together with the associated investment returns, are 100% vested from the outset.  The Deferred Compensation Plan, which is designed to be exempt from most provisions of the Employee Retirement Security Act of 1974, is informally funded by us in order to preserve the tax-deferred savings advantages of a non-qualified plan.  As such, all deferrals and associated earnings are general unsecured obligations of Hot Topic, Inc. held within a “rabbi trust” on our consolidated balance sheet.  We may at our discretion contribute certain amounts to eligible employees’ accounts.  In January 2009, to the extent participants were ineligible to receive such contributions from participation in our 401(k) Plan, we began to contribute 50% of the first 4% of participants’ eligible contributions into their Deferred Compensation Plan accounts.  As of the end of the first quarter of fiscal 2013, assets and associated liabilities of the Deferred Compensation Plan were $5.8  million and $6.1 million, respectively, and are included in other non-current assets and non-current liabilities, respectively, in our consolidated balance sheets.  As of the end of fiscal 2012, assets and associated liabilities of the Deferred Compensation Plan were $5.2 million and $5.5 million, respectively.

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

For the first quarter of fiscal 2013 and 2012, we recorded store impairment charges of $0.1 million and $0.3 million, respectively, which are included in selling, general and administrative expenses in our consolidated statements of income.

NOTE 11.  Bank Credit Agreement

We maintain an unsecured bank credit agreement of $5.0 million that will expire on September 1, 2013.  Letters of credit, which are primarily used for inventory purchases, are issued under the credit agreement.  There were no letters of credit as of the end of the first quarter of fiscal 2013 and as of the end of fiscal 2012.

NOTE 12.  Income Taxes

As of the end of the first quarter of fiscal 2013, the total liability for income tax associated with unrecognized tax benefits was $1.5 million ($0.8 million net of federal benefit), of which $0.1 million ($0.1 million net of federal benefit) related to interest and $0.1 million related to penalties.  Our effective tax rate will be affected by any portion of this liability we may recognize.  As of the end of fiscal 2012, the total liability for income tax associated with unrecognized tax benefits was $1.9 million ($0.8 million net of federal benefit), of which $0.1 million ($0.1 million net of federal benefit) related to interest and $0.2 million related to penalties.

We believe that it is reasonably possible that $0.9 million ($0.5 million net of federal benefit) of our liability for unrecognized tax benefits of which interest is not material and $0.1 million related to penalties  may be recognized in the next 12 months due to the settlement of audits and the expiration of statutes of limitations.  As such, we have classified these amounts as current liabilities.

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits as a tax expense.  Tax expense during the first quarter of fiscal 2013 and 2012 related to interest and penalties was not material.  As of the end of the first quarter of fiscal 2013 and as of the end of fiscal 2012, we had accrued $0.2 million and $0.3 million, respectively, of interest and penalties related to uncertain tax positions.

We operate stores throughout the United States as well as in Canada and Puerto Rico, and as a result, we file income tax returns in the United States federal jurisdiction and various states, local and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities.  With few exceptions, we are no longer subject to United States federal, state, local or foreign income tax examinations for years before fiscal 2008.  While it is often difficult to predict the final outcome or the timing or resolution of any particular uncertain tax position, we believe our reserves for income taxes represent the most probable outcome.  We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances.

NOTE 13.  Commitments and Contingencies

In March 2013, we were named as a defendant in class action lawsuits challenging the plan of merger with Sycamore.  These lawsuits allege general various wrongdoings such as breach of our fiduciary duty to our shareholders. We may be named as a defendant in other similar lawsuits in the future. While we believe that all of the allegations are without merit and that we have valid defenses to all potential claims, our litigation exposure could have a material adverse effect on our financial condition and results of operations in the event the claims are not settled in our favor.

From time to time, we are involved in other matters of litigation that arise in the ordinary course of business.  Though significant litigation or awards against us could seriously harm our business and financial results, we do not at this time expect any of this litigation to have a material adverse effect on our overall financial condition.

NOTE 14.  Share Repurchase

During fiscal 2012, we repurchased 2,535,370 shares of our common stock for approximately $25 million (excluding expenses), which represents an average price of $9.86 per share.

We did not repurchase any shares of our common stock during the first quarter of fiscal 2013.  All share repurchase programs have since expired.

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

Merger  On March 6, 2013, we entered into the Merger Agreement with Sycamore. The Merger is discussed in more detail in “NOTE 1 – Organization and Basis of Presentation” contained in the accompanying financial statements.

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

		Non-Store Related
		Severance and	Inventory and
	Store Related	Outplacement	Asset-Related	Consulting	Stock Option
	Closure Costs 1	Costs	Costs 2	Fees	Expense	Total
Balance at October 30, 2010	$-	$-	$-	$-	$-	$-
Cost Reduction Plan charges	(7,077)	(1,850)	(830)	-	-	(9,757)
Cash payments	93	985	-	-	-	1,078
Non-cash adjustments	6,497	-	830	-	-	7,327
Balance at January 29, 2011	(487)	(865)	-	-	-	(1,352)
Cost Reduction Plan recovery	365	-	-	-	-	365
Strategic Business Changes charges	-	(1,583)	(9,605)	(1,606)	-	(12,794)
Cash payments	699	889	-	1,645	-	3,233
Non-cash adjustments	(659)	-	4,891	-	-	4,232
Balance at April 30, 2011	(82)	(1,559)	(4,714)	39	-	(6,316)
Cost Reduction Plan recovery	174	-	-	-	-	174
Strategic Business Changes charges	-	(1,330)	(532)	(1,383)	(1,072)	(4,317)
Cash payments	144	812	182	753	-	1,891
Non-cash adjustments	(455)	-	4,866	-	1,072	5,483
Balance at July 30, 2011	(219)	(2,077)	(198)	(591)	-	(3,085)
Cash payments	197	464	-	473	-	1,134
Non-cash adjustments	22	(43)	18	20	-	17
Balance at October 29, 2011	-	(1,656)	(180)	(98)	-	(1,934)
Cash payments	-	682	20	-	-	702
Non-cash adjustments	-	-	75	-	-	75
Balance at January 28, 2012	-	(974)	(85)	(98)	-	(1,157)
Cash payments	-	476	-	-	-	476
Non-cash adjustments	-	17	68	98	-	183
Balance at April 28, 2012	-	(481)	(17)	-	-	(498)
Cash payments	-	318	-	-	-	318
Non-cash adjustments	-	23	17	-	-	40
Balance at July 28, 2012	-	(140)	-	-	-	(140)
Cash payments	-	133	-	-	-	133
Non-cash adjustments	-	7	-	-	-	7
Balance at October 27, 2012 and May 4, 2013	$-	$-	$-	$-	$-	$-

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

Comparable Sales and Store Count  We consider a store comparable after it has been open for 15 full fiscal months.  If a store is closed during a fiscal year, it is only included in the computation of comparable sales for full fiscal months in which it was open.  Partial fiscal months are excluded from the computation of comparable sales.  During the first quarter of fiscal 2012, we began including our internet sales in the computation of comparable sales.  The following table shows our comparable sales results, including internet, by division for the first quarter of fiscal 2013 and 2012:

	Comparable Sales
	% Change
First Quarter	2013	2012
Hot Topic	(2.4)%	9.5%
Torrid	1.0%	2.5%
Total Company	(1.6)%	7.5%

During the first quarter of fiscal 2013, the comparable sales decrease in the Hot Topic division resulted primarily from decreases in the music, apparel and fashion accessories categories, partially offset by increases in the license apparel and fashion apparel categories.  During the same period, the comparable sales increase in the Torrid division was due to an increase in apparel, partially offset by a decrease in accessories.

The following table shows our comparable sales results, excluding internet, by division for the first quarter of fiscal 2013 and 2012:

	Comparable Sales
	% Change
First Quarter	2013	2012
Hot Topic	(2.6)%	10.5%
Torrid	0.7%	1.9%
Total Company	(1.9)%	8.4%

We continue to evaluate the need to open, remodel, relocate or close stores.  The following table shows our store expansion and closure activity during the first quarter of 2013 and 2012.   Our planned store expansion and closure activity in fiscal 2013 is also reflected in the table.

	Number of Stores
	Actual		Estimate
	Three Months Ended	Three Months Ended
	May 4, 2013	April 28, 2012	Fiscal 2013
Hot Topic
Beginning of Period	618	628	618
Open	4	1	15
Close	(1)	(5)	(5)
End of Period	621	624	628
Remodel/relocate	4	13	50

Torrid
Beginning of Period	190	148	190
Open	7	17	53
Close	(2)	(1)	(10)
End of Period	195	164	233
Remodel/relocate	2	1	18

Blackheart
Beginning of Period	5	-	5
Open	4	-	4
Close	-	-	-
End of Period	9	-	9
Remodel/relocate	-	-	-

Share Repurchase Our recent share repurchase activity is discussed in more detail in “NOTE 14 – Share Repurchase” contained in the accompanying financial statements.

Cash Dividends  In connection with the transaction contemplated by the Merger Agreement, we have suspended the payment of our regular quarterly dividend. Cash dividends are discussed in more detail in “NOTE 4 – Cash Dividends” contained in the accompanying financial statements.

Segment Information  We currently have one reportable segment given the similarities of the economic characteristics among the Hot Topic and Torrid concepts and the relatively immaterial business operations of our Blackheart test concept.

Seasonality  Our business, particularly at Hot Topic, is subject to seasonal influences.  Refer to “Item 1 – Business” included in our annual report on Form 10-K filed on March 22, 2013, for further discussion about the seasonality of our business.

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

Other  During the first quarter of fiscal 2013, six stores were tested for impairment as part of our long-lived asset impairment review.  Three of these stores were impaired and the remaining three, although not impaired, were considered ‘at risk’ of impairment, with an aggregate net book value of $0.1 million and undiscounted cash flows that ranged from approximately 106% to 225% of their net book values.  We do not expect material changes in the near term to the assumptions underlying our impairment calculations as of the end of the first quarter of fiscal 2013.  However, if changes in these assumptions do occur, and should those changes be significant, they could have a material impact on our determination of whether or not impairment exists.  We continue to closely monitor these stores and other assets that potentially have carrying values that may not be recoverable.

RESULTS OF OPERATIONS

The following discussion of our results of operations, financial condition and liquidity and other matters should be read in conjunction with our condensed consolidated financial statements and the notes related thereto.

Three Months Ended May 4, 2013 Compared to the Three Months Ended April 28, 2012

The following table shows, for the periods indicated, certain selected statement of income data expressed as a percentage of net sales.  The discussion that follows should be read in conjunction with this table:

For the three months ended:	May 4, 2013	April 28, 2012

Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	65.2	64.0

Gross margin	34.8	36.0
Selling, general and administrative expenses	31.3	32.4

Income before provision for income taxes	3.5	3.6
Provision for income taxes	1.2	1.4

Net income	2.3%	2.2%

Net sales increased $3.3 million, or 1.9%, to $174.8 million during the first quarter of fiscal 2013, from $171.5 million during the first quarter of fiscal 2012.  The components of this $3.3 million increase in net sales are as follows:

Amount
(in millions)	Description
$5.6	Increase in sales from Torrid comparable and non-comparable stores.

0.6	Increase in sales from Internet and other.

(0.1)	Decrease in sales due to store closures.

(2.8)	Decrease in sales from Hot Topic comparable and non-comparable stores.
$3.3	Total

Gross margin decreased $0.9 million, which includes a $0.3 million decrease from the internet, or 1.5%, to $60.8 million during the first quarter of fiscal 2013, from $61.7 million during the first quarter of fiscal 2012.  As a percentage of net sales, gross margin decreased to 34.8% during the first quarter of fiscal 2013, from 36.0% in the first quarter of fiscal 2012.  The significant components of this 1.2 percentage point decrease in gross margin as a percentage of net sales are as follows:

%	Description
(1.0)	Decrease in merchandise margin as a percentage of sales as a result of higher markdowns, partially offset by higher realized markup.

(0.3)	Increase in store occupancy expenses primarily due to higher rent expense as a result of an increase in the number of stores.

(0.3)	Increase in buying payroll expenses.

0.1	Decrease in store depreciation expenses.

0.3	Decrease in distribution expenses primarily due to lower freight and payroll and related costs.
(1.2)%	Total

Selling, general and administrative expenses decreased $1.0 million, or  1.8%, to $54.6 million during the first quarter of fiscal 2013, from $55.6 million during the first quarter of fiscal 2012.  As a percentage of net sales, selling, general and administrative expenses decreased to 31.3% in the first quarter of fiscal 2013, from 32.4% in the first quarter of fiscal 2012.  The significant components of the 1.1 percentage point decrease in selling, general and administrative expenses as a percentage of net sales are as follows:

%	Description
(0.8)	Decrease in software assets write off, travel/meeting expenses, and store asset impairment write-offs.

(0.7)	Decrease in performance based bonuses.

(0.3)	Decrease in depreciation on computer hardware and software.

(0.1)	Decrease in preopening expenses as a result of a fewer number of new, relocated and remodeled stores in the first quarter of fiscal 2013 as compared to the same period in the prior fiscal year.

0.8	Professional fees related to the Merger with Sycamore.
(1.1)%	Total

Income from operations increased $0.1 million to $6.2 million during the first quarter of fiscal 2013, from $6.1 million during the first quarter of fiscal 2012.  As a percentage of net sales, income from operations was 3.5% in the first quarter of fiscal 2013 compared to 3.6% in the first quarter of fiscal 2012.

Provision for income taxes was $2.0 million in the first quarter of fiscal 2013, compared to $2.3 million in the first quarter of fiscal 2012.  The effective tax rate was 33.3% for the first quarter of fiscal 2013, compared to 37.6% for the first quarter of fiscal 2012.  The effective tax rate decrease is primarily due to a reduction in the liability for income tax associated with the unrecognized tax benefits in the first quarter of fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

Historically and during the first quarter of fiscal 2013, uses of cash have been to purchase merchandise inventories, improve our information technology infrastructure and fund new store openings, store remodels and relocations.  While we have not made any cash dividend payments during the first quarter of fiscal 2013, we made cash dividend payments totaling $13.4 million in fiscal 2012.  Our cash dividends are discussed in more detail in “NOTE 4 – Cash Dividends” contained in the accompanying financial statements.  We have typically satisfied our cash requirements principally from cash flows from operations.  We also maintain a $5 million unsecured credit agreement (discussed in more detail in “NOTE 11 – Bank Credit Agreement” contained in the accompanying financial statements).  During the first quarter of fiscal 2013, we did not repurchase any of our common stock, however, one of our primary uses of cash during fiscal 2012 was to repurchase an aggregate of $25 million of our common stock (discussed in more detail in “NOTE 14 – Share Repurchase” contained in the accompanying financial statements).

Cash, cash equivalents and short-term and long-term investments, including an auction rate security, held by us were $57.8 million and $51.7 million as of the end of the first quarter of fiscal 2013 and as of the end of fiscal 2012, respectively, and are discussed in more detail in “NOTE 6 – Short-Term and Long-Term Investments” contained in the accompanying financial statements.  We believe our current cash balances and cash generated from operations will be sufficient to fund our operations through at least the next 12 months.  Auctions representing the auction rate security we hold have continued to fail and will limit our ability to liquidate this investment for some period of time.  However, we do not believe the auction failures will impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Net cash flows provided by operating activities were $9.3 million and $16.4 million during the first quarter of fiscal 2013 and 2012, respectively.  The $7.1 million decrease in net cash provided by operating activities in the first quarter of fiscal 2013 as compared to the first quarter of fiscal year 2012 was primarily attributable to increases in inventory and prepaid expenses and other current assets, and a decrease in income tax payable, partially offset by an increase in accounts payable.

Net cash flows used in investing activities were $5.7 million and $8.5 million during first quarter of fiscal 2013 and 2012, respectively.  The $2.8 million decrease in net cash used in investing activities in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 was primarily attributable to a $1.4 million decrease in purchases of property and equipment and a $1.4 million increase in proceeds from sale of short-term and long-term investments, net of purchases.

Net cash flows provided by financing activities were $4.6 million during the first quarter of fiscal 2013 and net cash flows used in financing activities were $2.5 million during the first quarter of fiscal 2012.  The increase in cash flows provided by financing activities was primarily attributable to the non-payment of cash dividends in the first quarter of fiscal 2013 as well as an increase in the proceeds from the exercise of stock options.

The following table summarizes our contractual obligations as of the end of the first quarter of 2013 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Payments due by period (in thousands)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$237,870	$52,923	$78,893	$50,375	$55,679
Purchase obligations	31,949	31,949	-	-	-
Other obligations	3,001	2,741	260	-	-
Income tax audit settlements¹	260	260	-	-	-
Total contractual obligations	$273,080	$87,873	$79,153	$50,375	$55,679

1.
The $260,000 of income tax audit settlements relate to certain open audits we expect to be fully settled in fiscal 2013 and to gross unrecognized tax benefits for which the statutes of limitations are expected to expire in fiscal 2013.  Due to the uncertainty regarding the timing of future cash outflows associated with other noncurrent unrecognized tax benefits of $489,000, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amount in the contractual obligations table above.

In fiscal 2013, we anticipate we will spend approximately $31 million on capital expenditures for store construction and other improvements for new and existing stores, including remodels and relocations.  We also plan to spend approximately $16 million on capital expenditures for various improvements in our information technology infrastructure, including technological improvements at the store level, further development and improvement of our eCommerce and logistic operations.  We may make additional capital expenditures for other strategic and operational purposes.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.  For a further discussion about the application of these and other accounting policies, refer to the notes included in our Annual Report on Form 10-K filed on March 22, 2013.

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

Stock-Based Payments  We account for stock-based compensation expense by estimating the fair value of stock options granted, except for certain stock options granted in March 2011 that were subject to the vesting determination described in “NOTE 3 – Stock-Based Compensation” contained in the accompanying financial statements, using the Black-Scholes option-pricing formula and a single option award approach.  We estimated the fair value of the stock options granted in March 2011 that were subject to the vesting determination using a Monte Carlo simulation valuation model.  Both of the option-pricing models used require the input of highly subjective assumptions, including the option’s expected life, price volatility of the underlying stock, risk free interest rate, early exercise behavior and expected dividend rate.  As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures are estimated based on historical experience.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are not a party to any derivative financial instruments.  Our exposure to market risk primarily relates to changes in interest rates on our investments with maturities of less than three months (which are considered to be cash and cash equivalents) and short-term and long-term investments with maturities in excess of three months.  A 100 basis point change in interest rates over a three-month period would not have a material impact on the fair value of our investment portfolio as of the end of the first quarter of fiscal 2013.  Cash, cash equivalents and short-term and long-term investments, including an auction rate security, are discussed in more detail in “NOTE 6 – Short-Term and Long-Term Investments” contained in the accompanying financial statements.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Between March 2013 and May 2013, seven putative class action complaints were filed in the Superior Court of California, County of Los Angeles and three putative class action complaints were filed in the United States District Court for the Central District of California, each in connection with the proposed acquisition of the company by an affiliate of Sycamore.  Each lawsuit names the company, its board of directors, Sycamore and related entities as defendants. The lawsuits generally allege that the company’s directors breached their fiduciary duties by engaging in a flawed sales process, by approving an inadequate price, by agreeing to provisions that would allegedly preclude another interested buyer from making a financially superior proposal to acquire the company, and by disseminating misleading proxy disclosures. The lawsuits also allege that one or more of the company, Sycamore and related entities aided and abetted the alleged breaches of fiduciary duties by the directors. The federal complaints also allege that the Company and the directors violated Section 14 of the Securities Exchange Act of 1934 by omitting material facts from the preliminary proxy statement and failing to provide all material information necessary for shareholders to cast an informed vote in connection with the proposed transaction.  Among other things, plaintiffs seek an injunction (to prevent consummation of the transaction), damages, declaratory relief, and attorneys’ fees. The company believes these lawsuits are without merit and intends to defend against them vigorously.

Item 1A.  Risk Factors

CERTAIN RISKS RELATED TO OUR BUSINESS

Before deciding to invest in Hot Topic, Inc. or to maintain or increase an investment in Hot Topic, Inc., readers should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statement on Form DEFM14A filed on May 10, 2013 and Current Reports on Form 8-K.  The risks described below are not the only risks we face.  Additional risks that are not presently known to us or that we currently deem immaterial may also affect our business.  If any of these known or unknown risks actually occur, our business, financial condition and results of operations could be seriously harmed, and our stock price could decline.  The risks described below include certain changes to the “Risk Factors” set forth in our Annual Report on Form 10-K filed on March 22, 2013.

RISKS RELATED TO THE PROPOSED MERGER

There are risks and uncertainties associated with the Merger

There are a number of risks and uncertainties relating to the Merger. For example:

•	the Merger may not be consummated (including as a result of a legal injunction) or may not be consummated as currently anticipated;

•	there can be no assurance that approval of our shareholders and the requisite regulatory approvals will be obtained;
•	there can be no assurance other conditions to the closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger;
•	if the Merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed;
•
failure of the Merger to close, or a delay in its closing, may have a negative impact on our ability to pursue alternative strategic transactions or our ability to implement alternative business plans;

•	under certain circumstances, if the Merger Agreement is terminated, we will be required to pay Sycamore a $21 million termination fee or reimburse Sycamore for up to $4.5 million of expenses;
•
pending the closing of the Merger, the Merger Agreement restricts us from engaging in certain actions without Sycamore’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the Merger;

•	any delay in completing, or the failure to complete, the Merger could have a negative impact on our business, stock price and our relationships with our customers or suppliers; and
•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business and pursuit of our strategic initiatives.

We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us whether or not the Merger is consummated.

Our executive officers and directors may have interests that are different from, or in addition to, those of our shareholders generally

Our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our shareholders generally. These interests include direct or indirect ownership of our common stock and stock options, the acceleration of stock options and restricted stock upon consummation of the Merger, certain arrangements between certain of our executive officers and Parent, and other interests.  In addition, our executive officers may have certain rights to severance and other payments in the event that their employment is terminated following the consummation of the Merger. The interests of our director and executive officers in the proposed Merger are described in more detail in the proxy statement regarding the proposed Merger that we filed with the SEC on May 10, 2013.

The Merger Agreement limits our ability to pursue alternative transactions to the Merger

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

Hot Topic will no longer exist as a public company following the Merger and its shareholders will forego any increase in its value

If the Merger is completed, we will no longer exist as a public company and our shareholders will forego any increase in the Company’s value that might have otherwise resulted from our possible future growth.

We are subject to litigation initiated in connection with the Merger, which could be time consuming and divert our resources and the attention of our management

As described in “NOTE 13 – Commitment and Contingencies” in the accompanying financial statements and in "Item 1 - Legal Proceedings," we and the individual members of our board of directors have been named as defendants in certain lawsuits relating to the Merger Agreement and the proposed Merger. The lawsuits generally allege that the our directors breached their fiduciary duties by engaging in a flawed sales process, by approving an inadequate price, and by agreeing to provisions that would allegedly preclude another interested buyer from making a financially superior proposal to acquire the company. The lawsuits also allege that the company, Sycamore and related entities aided and abetted the alleged breaches of fiduciary duties by the directors. Plaintiffs seek to enjoin the proposed transaction, declaratory relief, and attorneys’ fees. Although we believe that these suits are without merit, the defense of these suits may be expensive and may divert management’s attention and resources, which could adversely affect our business.

CERTAIN OTHER RISKS TO OUR BUSINESS

Our success relies on popularity of music, pop culture and fashion trends, and our ability to react to them

Our financial performance is largely dependent upon the continued popularity of apparel, accessories and other merchandise inspired by music, film, television, pop culture, and fashion trends, particularly among teenagers and young adults.  The popularity of such products is influenced by the internet; music videos and music television networks; the emergence of new artists; the success and timing of music releases, movies and television shows; music/pop culture-related products and fashion trends.  The popularity of particular types of music, movies, television shows, artists, actors, styles, trends and brands is constantly changing.  Our failure to anticipate, identify and react appropriately to changing trends and preferences of our customers could lead to, among other things, excess inventories and higher markdowns.  There can be no assurance that the products we sell will be accepted by our customers which may cause us to lose customers and market share to those of our competitors who are better able to anticipate and respond to such trends and preferences.

Our business largely depends on a strong brand image, and if we are not able to maintain and enhance our brands, particularly in new markets or with new concepts where we have limited brand recognition, we may be unable to increase or maintain our level of sales

We believe that our brands’ image and awareness has contributed significantly to the success of our business. We also believe that maintaining and enhancing our brands’ image, particularly in new markets where we have limited brand recognition, or developing new brands through new concepts, is important to maintaining and expanding our customer base. Maintaining and enhancing our brands’ image and developing brands through new concepts may require us to make substantial investments in areas such as merchandising, marketing, store operations, community relations, store graphics, catalog distribution and employee training, which could adversely affect our cash flow and which may not ultimately be successful. Failure to successfully market our brands in new and existing markets, and to develop new brands or concepts, could harm our business, results of operations and financial condition.

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

We may be unable to obtain, maintain and protect the intellectual property rights necessary to operate our business, and may be subject to claims that we are infringing, misappropriating or otherwise violating the intellectual property rights of third parties

We rely on a combination of trademark, trade secret, copyright and domain name law to protect our intellectual property.  In particular, we believe our trademarks, trade names and domain names are valuable assets.  However, there can be no assurance that our intellectual property rights will be sufficient to distinguish our products and services from those of our competitors and to provide us with a competitive advantage. From time to time, third parties may use names and logos similar to ours, may apply to register trademarks or domain names similar to ours, and may infringe or otherwise violate our intellectual property rights.  There can be no assurance that our intellectual property rights can be successfully asserted against such third parties or will not be invalidated, circumvented or challenged.  If we are unable to prevent our competitors from using names, logos and domain names similar to ours, consumer confusion could result, the perception of our brand and products could be negatively affected, and our business and reputation could be damaged as a result.  We may also be subject to claims that our activities or the products we sell infringe, misappropriate or otherwise violate the intellectual property rights of others.  Any such claims can be time consuming and costly to defend, even if the claims are without merit.  Such claims may also require us to enter into costly settlement or license agreements (which could, for example, prevent us from using our trademarks in certain geographies or in connection with certain products and services), pay costly damage awards, and face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services.

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

Expanding our operations to include new concepts presents risks

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

 Our performance is dependent on attracting and retaining a large and growing number of qualified team members

Many of those team members are in entry-level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, minimum wage legislation, health care legislation and changing demographics. In addition, our labor costs are influenced by health care and workers’ compensation costs, both of which have been rising in recent years. If we cannot hire enough qualified employees, or if there is a disruption in the supply of personnel we hire from third-party providers, especially during our peak season or certain high-volume events, our customer service levels and our operations could be negatively impacted.

 We may be subject to unionization, work stoppages, slowdowns or increased labor costs

Currently, none of our employees are represented by a union. However, our employees have the right under the National Labor Relations Act to form or affiliate with a union. If some or all of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Moreover, participation in labor unions could put us at increased risk of labor strikes and disruption of our operations.

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

In addition, if we encounter difficulties associated with our distribution centers or if they were to shut down for any reason, including fire, hurricanes or other natural disaster, we could face inventory shortages resulting in “out-of-stock” conditions in our stores, and delays in shipments to our customers, resulting in significantly higher costs and longer lead times associated with distributing our merchandise.  Also, most of our computer equipment and senior management, including critical resources dedicated to merchandising, financial and administrative functions are located at our corporate headquarters. Our management and our operations and distribution staff would need to find an alternative location if our corporate headquarters were shut down for any reason, causing further disruption and expense to our business and operations.  Our disaster recovery planning may not be sufficient, and our critical systems, operations and information may not be restored in a timely manner, or at all, which could have an adverse effect on our business.

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

We are required to make significant lease payments for our store leases and corporate offices and one of our distribution centers, which may strain our cash flow

We lease all of our retail store locations as well as our corporate headquarters and one of distribution centers. We do not own any real estate except for our distribution center in LaVergne, Tennessee.  The leases for most of the existing stores are for approximately ten-year terms and provide for minimum rent payments as well as contingent rent based upon a percentage of sales in excess of the specified minimums.  Our costs under these leases are a significant amount of our expenses.  In fiscal 2012, 2011 and 2010, our total rent expense was $54.7 million, $52.3 million and $52.6 million, respectively. In addition, rent expenses could escalate when multi-year leases are renewed at the expiration of their lease term. These expenses are significant and recurring, which places a consistent strain on our cash flow.  Additional sites that we lease are likely to be subject to similar long-term leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term.  We depend on cash flows from operations to pay our rent expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flows from operating activities, and sufficient funds are not otherwise available to us from borrowings under our available revolving credit facility or from other sources, we may not be able to service our rent expenses, respond to competitive challenges or to fund our other liquidity and capital needs, which would harm our business.

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

Furthermore, many of our competitors have greater financial, marketing and other resources than we currently do, and therefore may be able to devote greater resources to the marketing and sale of their products, generate national brand recognition or adopt more aggressive pricing policies than we can, which would put us at a competitive disadvantage. Moreover, we do not possess exclusive rights to many of the elements that comprise our in-store experience and product offerings. Our competitors may seek to emulate facets of our business strategy and in-store experience, which could result in a reduction of any competitive advantage or special appeal that we might possess. In addition, most of our products are sold to us on a non-exclusive basis. As a result, our current and future competitors may be able to duplicate or improve on some or all of our in-store experience or product offerings that we believe are important in differentiating our stores and our customers’ shopping experience. If our competitors were to duplicate or improve on some or all of our in-store experience or product offerings, our competitive position and our business could suffer.

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

Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or change the way we do business

Changes in laws and any future changes could make our operations more expensive or require us to change the way we do business.  Changes in federal and state minimum wage laws could require us to change our entire wage structure for stores.  Other laws related to treatment of employees, including laws related to employee benefits and privacy, could also negatively impact us, such as by increasing medical insurance costs and related expenses.  Changes in product safety or other consumer protection laws, and private-party enforcement of existing laws, could lead to increased costs to us for certain merchandise, additional labor costs associated with readying merchandise for sale, or serve as the basis for litigation.  Changes in laws affecting our supply chain, including the effect of the California Transparency in Supply Chain Act of 2012 and portions of the Dodd-Frank Wall Street Reform and Consumer Protection Act relating to conflict minerals, may adversely affect the sourcing, availability and pricing of certain materials which may be used in the manufacture of  some of our products.  In addition, we may incur additional legal and other costs to comply with the annual disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals which may be used in our products. For example, in March 2010, the Patient Protection and Affordable Care Act, or the Affordable Care Act, and the Health Care Education Reconciliation Act of 2010, or the Reconciliation Act, were signed into law. The Affordable Care Act and the Reconciliation Act include a number of health care provisions taking effect over several years, including expanded dependent coverage, incentives for business to provide health care benefits, a prohibition on denial of coverage and denial of claims on pre-existing conditions, a prohibition on limiting essential benefits, and other expansion of health care benefits and coverage. Some of the associated taxes and fees, as well as certain health care changes required by these acts, are expected to result in increased health care costs for us. The costs of such legislation may adversely impact our results of operations.

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

10.1
Agreement and Plan of Merger, dated as of March 6, 2013, by and among 212F Holdings LLC, HT Merger Sub Inc. and Hot Topic, Inc. (Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on March 8, 2013 and incorporated herein by reference.)

10.2
Form of Support Agreement entered into between 212F Holdings LLC, HT Merger Sub Inc. and the following shareholders of Hot Topic, Inc.: Lisa Harper; Becker Drapkin Partners (QP), L.P.; BD Partners I, L.P.; Becker Drapkin Management, L.P.  (Filed as Exhibit 2.2 to Registrant’s Current Report on Form 8-K filed on March 8, 2013 and incorporated herein by reference.)

31.1	Certification, dated May 28, 2013 of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated May 28, 2013, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated May 28, 2013, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hot Topic, Inc.
(Registrant)

Date:	May 28, 2013	/s/ Lisa Harper
Lisa Harper
Chief Executive Officer
(Principal Executive Officer)

Date:	May 28, 2013	/s/ George Wehlitz Jr.
George Wehlitz Jr.
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

10.1
Agreement and Plan of Merger, dated as of March 6, 2013, by and among 212F Holdings LLC, HT Merger Sub Inc. and Hot Topic, Inc. (Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on March 8, 2013 and incorporated herein by reference.)

10.2
Form of Support Agreement entered into between 212F Holdings LLC, HT Merger Sub Inc. and the following shareholders of Hot Topic, Inc.: Lisa Harper; Becker Drapkin Partners (QP), L.P.; BD Partners I, L.P.; Becker Drapkin Management, L.P.  (Filed as Exhibit 2.2 to Registrant’s Current Report on Form 8-K filed on March 8, 2013 and incorporated herein by reference.)

31.1	Certification, dated May 28, 2013, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated May 28, 2013, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated May 28, 2013, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document a Denotes management contract or compensatory plan or arrangement.