Form 10-K/A
HOT TOPIC INC /CA/
filed 2013-05-28
CIK 1017712

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

Documents Incorporated By Reference

None.

 TABLE OF CONTENTS

		Page
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	4
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	17
Item 13.	Certain Relationships and Related Transactions, and Director Independence	20
Item 14.	Principal Accountant Fees and Services	20

PART IV
Item 15.	Exhibits and Financial Statement Schedules	21

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A, or the Amendment, to amend our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 22, 2012, or the 10-K. The principal purpose of this Amendment is to include in Part III of the 10-K the information that was to be incorporated by reference to the Proxy Statement for our 2013 Annual Meeting of Stockholders. This Amendment hereby amends Part III, Items 10 through 14 of the 10-K. In addition, pursuant to the SEC’s rules, Item 15 of Part IV of the 10-K has been amended to contain new certifications as of a current date from our Chief Executive Officer and Chief Financial Officer. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. With the exception of the disclosure required under Item 12 of Part III, which has been updated to April 30, 2013, this Amendment does not reflect events occurring after the filing of the 10-K (i.e., occurring after March 22, 2013) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC.  Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth biographical information as of February 2, 2013, for each director of the company, as well as a description of the particular attributes, experience, and skills that led our Board of Directors, or the Board, to conclude that each person should serve as a director of our Company.

Name	Age	Position
Lisa Harper	53	Chief Executive Officer and Chairman of the Board
Matthew Drapkin	40	Lead Independent Director
Steven Becker	46	Director
Evelyn D’An	50	Director
Terri Funk Graham	47	Director
W. Scott Hedrick	67	Director
John Kyees	66	Director
Andrew Schuon	48	Director
Thomas Vellios	57	Director

Lisa Harper has served on our Board since June 2008, as our Chief Executive Officer since March 2011, and as our Chairman of the Board since November 2011. From February 2001 until her retirement in July 2006, she served in various capacities with The Gymboree Corporation, a publicly-traded corporation operating a chain of specialty retail stores for children and women. Her roles at Gymboree were as follows: Chairman of the Board of Directors, from June 2002 to July 2006; Chief Creative Officer, from January 2006 to July 2006; Vice Chairman of the Board of Directors, from February 2001 to June 2002; and Chief Executive Officer, from February 2001 to January 2006. Ms. Harper served as a director of Longs Drug Stores Corporation from February 2006 to May 2008. Since 2008, Ms. Harper has developed and operated a hotel in Mexico. With her retail knowledge and background, Ms. Harper provides our Board with valuable leadership, management, and merchandising expertise.

Matthew Drapkin has served on our Board since October 2010 and as our Lead Independent Director since November 2011. Since 2009, Mr. Drapkin has been a partner at Becker Drapkin Management, a Dallas-based small cap investment fund. From March 2008 to October 2009, he served as head of research, special situations and private equity at ENSO Capital, a New York-based, hedge fund, and from January 2003 to March 2008, Mr. Drapkin worked at MacAndrews & Forbes, a private investment firm, as the Senior Vice President, Corporate Development. Prior to January 2003, Mr. Drapkin was the general manager of several Condé Naste internet sites and an investment banker at Goldman Sachs. Mr. Drapkin currently serves on the board of directors of Glu Mobile, Inc., a publicly-traded publisher of mobile games, and since June 2011 Mr. Drapkin has served on the board of Ruby Tuesday, Inc., a publicly-traded restaurant chain. He previously served on the board of directors of Plato Learning until its acquisition in May 2010 and on the board of directors of Alloy, Inc., a publicly-traded media and marketing company, until its merger in November 2010. Mr. Drapkin also serves on the Columbia Law School Board of Visitors. He has an M.B.A., Finance from Columbia University School of Business, a J.D. from Columbia University School of Law and a B.A. in American History from Princeton University. With his extensive financial experience in both public and private companies, Mr. Drapkin provides our Board with valuable expertise in corporate finance, strategic planning, and corporate governance.

Steven Becker has served on our Board since October 2010. Since 2009, Mr. Becker has served as Managing Partner and founder of Becker Drapkin Management, a Dallas-based small cap investment fund. From 2005 to 2009, Mr. Becker was the founding partner in Greenway Capital, a fund focused on small cap, U.S. companies.  From 1997 to 2004, Mr. Becker was a partner at Special Situations Funds, which focused on small cap stock investing. Prior to joining Special Situations Funds, Mr. Becker was a part of the distressed debt and leveraged equities research team at Bankers Trust Securities. He began his career at Manley Fuller Asset Management in New York as a small cap analyst. Since 2008, Mr. Becker has served on the board of directors of Strategic Diagnostics, Inc., a publicly-traded life sciences company. From June 2011 to October 2012, Mr. Becker served on the board of Ruby Tuesday, Inc., a publicly-traded restaurant chain.  Since February 2012, Mr. Becker has been a director of Pixelworks, Inc., a publicly-traded semiconductor company, and since July 2012, has served as a director of Tuesday Morning, Inc., a publicly traded close-out retailer.  He previously served on the board of directors of Plato Learning, Inc., a publicly-traded educational software company, until it was acquired in May 2010. Mr. Becker received a B.A. from Middlebury College and a J.D. from the University of Florida. With his extensive financial experience, in both public and private companies, Mr. Becker provides our Board with valuable expertise in corporate finance, strategic planning, and corporate governance.

Evelyn D’An has served on our Board since June 2007. Since 2004, she has served as President and founder of D’An Financial Services, Inc., an integrated business consulting and financial services firm.  From November 2010 until August 2012, Ms. D’An was Senior Vice President at Brightstar Corp., a privately-held company specializing in services and solutions for the wireless telecommunications industry and from April 2005 through February 2010, Ms. D’An served as a director and Chair of the Audit Committee of Alico, Inc., a publicly-traded land management company operating in Central and Southwest Florida. From 1998 to 2004, Ms. D’An was an audit and advisory partner at Ernst & Young LLP. Ms. D’An is a certified public accountant. With her professional certification and experience, Ms. D’An provides our Board with valuable accounting, auditing, financial, and business expertise.

Terri Funk Graham has served on our Board since June 2012.  From September 2007 to December 2012, Ms. Graham served as Senior Vice President and Chief Marketing Officer at Jack in the Box Inc., a publicly-traded restaurant company that operates and franchises Jack in the Box and Qdoba Mexican Grill restaurants. Ms. Graham, who joined San Diego-based Jack in the Box Inc. in 1990, previously served as Vice President and Chief Marketing Officer from December 2004 to September 2007, Vice President of Marketing from May 2003 to December 2004, and Vice President of Brand Communications and Regional Marketing from July 2002 to May 2003. Ms. Graham brings to our Board extensive consumer branding, marketing, and media experience, and will provide our board with valuable expertise on developing and marketing our brands to consumers.

W. Scott Hedrick has served on our Board since January 2002. Since 1979, Mr. Hedrick has served as founder and General Partner of InterWest Partners, a venture capital fund. Since April 1991, Mr. Hedrick has served as a director of Office Depot, Inc., a publicly-traded consumer products company and as its lead independent director since February 2011. From November 1986 until April 1991, he served as a director of The Office Club, Inc., which was acquired by Office Depot, Inc. in April 1991. Since December 2006, he has served as director of the American Funds Target Date Retirement Series Inc. and American Funds Insurance Series Inc. Mr. Hedrick also serves as a director of a privately-held company. Mr. Hedrick brings to our Board an extensive background as an investor in retail and consumer product companies and, as a long-standing member of our Board, a deep knowledge of our current operations and historical development. With his knowledge and experience investing in and managing retail companies, Mr. Hedrick provides us with valuable leadership perspective, including expertise in the evaluation of assets and business opportunities.

John Kyees has served on our Board since March 2012. Mr. Kyees served as Chief Financial Officer for Urban Outfitters from 2003 to 2010. Mr. Kyees formerly held the position of Chief Financial Officer and Chief Administrative Officer for bebe stores, Inc. from 2002 to 2003. Mr. Kyees served as Chief Financial Officer for Skinmarket, a cosmetic retailer, from 2000 to 2002. Since April 2010, Mr. Kyees has served as a director, chair of the Audit Committee, and until 2012, a member of the Nominating and Governance and Compensation Committees of Vera Bradley, Inc, a publicly-traded specialty retailer of accessories. Since May 2010, Mr. Kyees has served as a director and member of the audit committee of Casual Male Retail Group, Inc., a publicly-traded specialty retailer of men’s clothing. From 2011 to 2012, Mr. Kyees served as a director and chair of the Audit Committee and member of the Compensation Committee, for Teavana Holdings, Inc. a publicly-traded specialty retailer of teas and related products, until it was acquired by Starbucks Coffee Company in December 2012.  Since October 2012, Mr. Kyees has served on the board of Rackwise, Inc., a publicly-traded company specializing in data center management software, and since February 2013, has served on the board of Arhaus Furniture, a privately held furniture retailer.  Mr. Kyees brings to our board of directors extensive specialty retail experience, particularly to a teen market. With his extensive experience as a CFO, Mr. Kyees provides our board with significant accounting, financial and operational expertise.

Andrew Schuon has served on our Board since January 1998. Since January 2012, Mr. Schuon has served as President of Revolt Media and TV, LLC, a music-oriented cable television channel and since January 2011, President of Elevated Music Services, Inc., a provider of custom music channels primarily for hotel/casinos and restaurants. Since 2008, Mr. Schuon has served as a co-founder of “C” Student Entertainment, a boutique radio and mobile-focused media company and President of Beat Advisors, Inc, a consulting firm specializing in television, radio, out of home, retail, and hotel/casino entertainment programming solutions. From January 2009 to May 2010, Mr. Schuon served as a senior executive of Live Nation Entertainment, Inc., having started with Ticketmaster Entertainment, Inc. prior to the company’s January 2010 merger with Live Nation, Inc. From July 2004 to January 2008, Mr. Schuon served as founder and President of Vivendi/Universal’s IMF: The International Music Feed, a 24-hour cable TV channel. From August 2002 to February 2004, Mr. Schuon was President of Programming of Infinity Broadcasting. From April 2001 to August 2002, he was President and Chief Executive Officer of Pressplay, a joint venture created by Sony Music Entertainment and Universal Music Group. From December 1999 to April 2001, Mr. Schuon was President and Chief Operating Officer of the Universal Music Group’s music business, Farmclub.com, Inc. From February 1998 to November 1999, Mr. Schuon was Executive Vice President/General Manager of Warner Bros. Records Inc. From 1992 to December 1997, Mr. Schuon served as Executive Vice President of MTV where he was responsible for programming, music, production and talent for the MTV and VH1 cable channels. Mr. Schuon brings to our Board an extensive background in identifying and capitalizing on current music and pop culture trends, as well as deep expertise in media and business development. With his knowledge, experience, and understanding of our historical development, Mr. Schuon provides us with valuable strategic insight and perspective.

Thomas Vellios has served on our Board since June 2008. Since 2002, he has served as co-founder, director and Chief Executive Officer of Five Below, Inc., a publicly-traded specialty retailer. From 1998 to 2002, Mr. Vellios served in various capacities with Zany Brainy, a chain of specialty retail stores including roles as: Chief Executive Officer, from 2001 to 2002; President, from 1998 to 2002; and Executive Vice President of Merchandising and Marketing, from 1995 to 1998. From 1986 to 1995, Mr. Vellios served as Senior Vice President, General Merchandise Manager of Caldor Corporation, a diversified discount retailer which was acquired by May Company in 1986. Mr. Vellios brings to our Board extensive experience in the retail industry. His knowledge and experience provide us with valuable management, financial and operational expertise.

See the section entitled “Executive Officers” in Part I, Item 1 of the 10-K for information regarding our executive officers.

Section 16(A) Beneficial Ownership Reporting Compliance

Based solely on our review of the SEC Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, we believe that, with respect to transactions during the fiscal year ended February 2, 2013, our officers, directors, and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements; except that one report, covering two transactions, was filed late by Mr. Becker, and, one report, covering two transactions, was filed late by Mr. Drapkin.

Standards Of Business Ethics

We have adopted Standards of Business Ethics that apply to all of our officers, directors and employees. The Standards of Business Ethics is available on our investor relations website at http://investorrelations.hottopic.com by following the “Governance” link. If we make any substantive amendments to the Standards of Business Ethics or grant any waiver from a provision of the Standards of Business Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website, as well as via any other means then required by Nasdaq listing standards or applicable law.

Audit Committee

Our Board has an Audit Committee that has been formed and approved by the Board.  Our Audit Committee operates pursuant to a written charter, available on our investor relations website at http://investorrelations.hottopic.com. Among other responsibilities, our Audit Committee oversees our corporate accounting and financial reporting processes, practices and principles, and retains and evaluates our independent auditors. Our Audit Committee is comprised of the following three independent members of our Board: Evelyn D’An (Chair), John Kyees and Andrew Schuon.  Our Board has determined that Ms. D’An qualifies as an “audit committee financial expert,” as defined in applicable SEC rules and Nasdaq listing standards. The Board made a qualitative assessment of Ms. D’An’s level of knowledge and experience based on a number of factors, including Ms. D’An’s formal education and experience as a certified public accountant and company chief financial officer.

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overall Compensation Philosophy

We believe our compensation programs serve three primary purposes: (1) attract, retain and motivate our employees, (2) hold our executive officers accountable for Company performance and (3) align the interests of our executive officers with those of our shareholders.

At the heart of our compensation programs is a pay-for-performance philosophy. Our named executive officers have a significant percentage of their compensation “at risk,” meaning that if the Company performs at or above its target goals, the named executive officer will be paid at or above his or her target compensation. If the Company performs below its target goals, the named executive officer will be paid below his or her target compensation.

2012 Advisory Vote on Executive Compensation

At our 2012 Annual Meeting of Shareholders, more than 73% of the votes cast on the proposal were in favor of our named executive officer compensation as disclosed in the proxy statement, and, as a result, our named executive officer compensation was approved. The Compensation Committee reviewed these final vote results and determined that, given the significant level of support, no material changes to our executive compensation policies and programs were necessary.

Role of Shareholders, Management, Consultants & Others in Determining Compensation

All decisions regarding compensation of our named executive officers are made by our Board, based on the recommendations of the Compensation Committee. The Compensation Committee relies on our management to gather data helpful to forming its recommendations and relies on Ms. Harper to evaluate the performance of executive officers who report to her and to make recommendations about their compensation. Ms. Harper may not, however, participate in or be present during any deliberations or determinations of our Board or Compensation Committee regarding her compensation. In addition, the Compensation Committee may engage the services of outside advisers, experts and others.

Our Compensation Committee uses the services of Hay Group to provide independent advice on current trends in compensation design, overall levels of compensation, the merits of using particular forms of compensation, the relative weightings of different compensation elements, and the value of particular performance measures on which to base compensation. In providing such advice, Hay Group also advises the committee as to the competitiveness of our executive compensation programs. Hay Group has been retained by and reports directly to the Compensation Committee and does not have any other consulting engagements with management or the Company.

Our Compensation Committee has given authority to a two-person committee, consisting of Ms. Harper and at least one member of the Compensation Committee, to grant stock options to our employees who are not executive officers. The purpose of this delegation of authority is to enhance the flexibility of stock option administration and to facilitate the timely grant of options, particularly to new employees. Our Board reviews and ratifies these grants on a quarterly basis.

Use of Quantitative and Qualitative Measurements

We believe compensation should be based on objectively determinable factors, such as how well we have attained our net income goals, the operating income of our divisions, our earnings per share, comparisons to peer companies, stock price appreciation and other financial and operational metrics. We also believe compensation should also consider subjective factors, such as how well the individual helps us achieve our strategic goals and their ability to support the other members of the Hot Topic team. The use of these factors, however, does not prevent the Board from adjusting compensation up or down if, after considering all of the circumstances, it believes total compensation can be structured to better serve our shareholders’ interests.

Benchmarking

While we do not use a specific formula to set pay in relation to our peers or general market data, when determining base salary, target annual bonus levels and target long-term incentive award values for our named executive officers, the Board considers survey data and compensation practices at peer companies. Generally, such comparisons are to compensation data of our peers published in their filed proxy statements and results of their financial performance reported in their other public reports. The Board also considered survey data from Hay Group’s 2012 Retail Industry Survey (the “Hay Survey”). In selecting our peer group, we focus on companies that are similar to us in terms of industry, size and business characteristics. Generally, we consider our peers to be vertically integrated, specialty, softgoods companies with revenues between 50% and 250% of our revenues and who compete with us for talent as well as customers.

Our Compensation Committee compared our compensation with that of the following companies considered as a group (collectively the “Peer Group”):

Aéropostale, Inc. bebe stores, inc. The Buckle, Inc. Christopher & Banks Corporation	Kenneth Cole Productions, Inc. lululemon athletica inc. New York & Company, Inc. Pacific Sunwear of California, Inc.	rue21, inc. Urban Outfitters, Inc. The Wet Seal, Inc. Zumiez Inc.

Named Executive Officer Compensation

Compensation to our named executive officers consists of four elements: base salary, annual incentive awards, long-term incentive awards, and “other” compensation items (including perquisites, benefits and severance). We assess each of these elements independently from the other elements to ensure that the amount paid to each named executive officer for each compensation element is reasonable, and we assess them collectively to ensure that compensation for each named executive officer is reasonable in its totality.

Distribution of Compensation

In determining the compensation level for each component of compensation for our named executive officers, we weight a greater proportion of total compensation toward performance-based components such as annual bonuses, which can increase or decrease to reflect changes in corporate and individual performance on an annual basis, and long-term compensation, which can reinforce management’s commitment to enhancing profitability and shareholder value over the long-term. Other factors we consider in determining the appropriate distribution of compensation include our named executive officer’s past and expected future contributions to the Company, the position of the named executive officer, the expense recognized by the Company for equity grants, internal pay equity, benchmarking against our Peer Group and limitations on the number of shares available for grant in our 2006 Incentive Plan.

A large percentage of our named executive officers’ total direct compensation is variable based on performance factors. We believe this type of variable compensation supports our pay-for-performance philosophy.

Base Salary

Base salaries are intended to provide a base level of compensation and are paid in recognition of the skills, experience and day-to-day contributions our named executive officers make to the Company. Salaries for our named executive officers are reviewed on an annual basis. In setting base salary, we consider the performance of the named executive officer, Company or division performance, tenure of the named executive officer, prior changes to the named executive officer’s compensation, internal equity, and benchmarking against our Peer Group. For newly hired executives, we also consider the level of compensation necessary to attract the executive to the Company.

In fiscal year 2012 the base salaries of our named executive officers were adjusted to reflect changes to their roles within the company, peer benchmarking to such roles, internal pay equity and the other forms of compensation awarded to them.  Ms. Harper’s base salary was adjusted in March 2012 to $650,000 per year as a result of her forgoing a $120,000 per year living allowance she previously received and to more closely align her total compensation to that of her peers.  Mr. Wehlitz’ base salary was increased to $290,000 per year in March 2012 in connection with his annual performance review and to $340,000 per year in January 2013 in connection with his appointment as Interim Chief Financial Officer.  In March 2012, Mr. Mizicko’s base salary was increased to $450,000 per year to cause his salary to more closely align to peer benchmarking and for purposes of internal pay equity.  In March 2012, Mr. Cook’s base salary was adjusted to $500,000 per year in connection with the change of his role to Chief Store Officer.

Annual Incentive Awards

We provide annual incentive compensation to our named executive officers. Our annual incentive awards are designed to encourage our named executive officers to attain goals which can be measured and evaluated on an annual basis but which may not be immediately reflected in our stock price. We believe paying reasonably attainable performance-based incentives is consistent with our pay-for-performance philosophy. We have two types of annual incentive awards applicable to our named executive officers: annual cash incentive awards made pursuant to our Annual Bonus Plan and discretionary cash incentive awards.

Annual Bonus Plan

Our named executive officers participate in an annual cash incentive bonus plan (the “Annual Bonus Plan”) which provides them an opportunity to earn an annual cash bonus (“Annual Bonus”) based on the attainment of certain pre-determined operating income goals of the Company adjusted to exclude the charges identified in Note 2 of the 10-K for the period ended February 2, 2013, and stock option expense. The financial goals are established by the Board in the first quarter of the applicable fiscal year and range from a minimum (or threshold) level to a maximum level, with a target level in between. Under the Annual Bonus Plan, each named executive officer has a targeted bonus potential expressed as a percentage of salary. Notwithstanding such targets, our Board has discretion to reduce the size of any award if it believes the interests of our shareholders would be better served thereby. For fiscal year 2012, our named executive officer’s target bonus potential (as a percentage of their base salary) was as follows:

Named Executive Officer	Percentage of Base Salary
Lisa Harper	175%
Chairman and Chief Executive Officer

George Wehlitz	35%
Chief Financial Officer

Donald Hendricks,	65%
Chief Operating Officer

Mark Mizicko,	65%
Chief Planning Officer

Gerald Cook	50%
Former Chief Store Officer

James McGinty	50%
Former Chief Financial Officer

For fiscal year 2012, the threshold, target and maximum Company operating income targets for payouts of awards made pursuant to our Annual Bonus Plan based on such performance targets, the Company’s actual results and the percentage of the award payout earned thereby are as follows:

	Fiscal Year 2012 Operating Income	Non-Equity Incentive (Bonus) Plan Percentage Payout
Threshold	$15.0 million	40%
Target	$22.2 million	100%
Maximum	$29.0 million	200%
Actual	$30.8 million	200%

In fiscal year 2012, Ms. Harper, Mr. Wehlitz, Mr. Hendricks, and Mr. Mizicko each earned Annual Bonus payouts of $2,275,000, $203,000, $585,000, and $585,000, respectively, based on the Company attaining 200% of the financial goal.  Pursuant to an amendment to his employment agreement in connection with his resignation, Mr. Cook received an Annual Bonus payout of $500,000 based on the Company attaining 200% of the financial goal.  Mr. McGinty did not receive a payout from the 2012 Annual Bonus Plan.

Discretionary Bonus

Each of our named executive officers is eligible to receive a discretionary cash bonus based on his or her individual performance. For our named executive officers other than herself, our Board considers Ms. Harper’s assessment of each officer’s performance, the performance of the division or departments the officer has responsibility for managing, the officer’s contribution to achievement of the Company’s financial and operational goals and strategic objectives, and the ability of the officer to lead and develop people within their areas of responsibility. For Ms. Harper, the Board makes its own assessment of her performance and considers the factors used to evaluate the other executive officers. In accordance with our pay-for-performance philosophy, the Board generally only grants discretionary bonuses in unique or exceptional circumstances.

In recognition of his contribution to the Company’s performance in 2012 and his appointment to the role of Chief Financial Officer, the board granted a discretionary bonus to Mr. Wehlitz of $47,000.  No other named executive officer received a discretionary bonus.

Long-Term Incentive Awards

In fiscal 2012, we provided long-term incentive compensation to our named executive officers pursuant to our 2006 Incentive Plan and our 2012 Incentive Plan, which succeeded the 2006 Incentive Plan. We believe that long-term incentive awards help to align the interests of our named executive officers with those of our shareholders, motivate them to create value in the Company over a longer term than annual incentive awards, and encourage our named executive officers to avoid taking excessive risks. Our current practice is to grant one type of long-term equity award to our named executive officers: non-qualified stock options. In the past, we have also granted performance-based stock awards and long-term cash incentive awards to our named executive officers, although no such awards were granted in fiscal year 2012 .

In determining the aggregate amount of long-term incentive awards to grant each named executive officer, we consider the individual’s performance, the expense recognized by the Company for equity grants, the potential dilutive effect equity grants may have on existing shareholders, the number of shares available for grant under our equity compensation plans, comparisons to our Peer Group and, for Ms. Harper, the accumulated wealth prior equity awards have created.

Non-Qualified Stock Options

The Compensation Committee believes stock option grants are a useful tool to motivate our named executive officers to focus on overall corporate performance over the long-term and to align their interests with those of our shareholders. This occurs because our stock option grants provide economic value to our named executive officers only if our stock price increases from the date of the grant to the date the stock option is exercised. All of our stock option grants to our named executive officers are considered “non-qualified” for tax purposes, which generally provide a more favorable tax benefit to the Company than “incentive” stock options. Generally, 25% of the shares subject to our stock option grants vest one year from the effective date of grant and the remainder vest in equal quarterly installments over the 12 quarters thereafter. The options granted from our 2006 Incentive Plan and our 2012 Incentive Plan generally terminate ten years and eight years, respectively, from the date of grant.

In fiscal year 2012, the Board granted stock options to our named executive officers as follows:

Named Executive Officer	Stock Options (# of shares)
Lisa Harper	350,000
George Wehlitz	70,000
Donald Hendricks	100,000
Mark Mizicko	100,000
Gerald Cook	50,000
James McGinty	50,000

In March 2012, the Board granted Ms. Harper two separate options to purchase shares of our common stock. The first option was granted for 250,000 shares and is subject to vesting over four years. The second option was granted for 100,000 shares and vests over four years only if the compensation committee has certified that the Company’s earnings per share for fiscal year 2012 met or exceeded $0.32 per share.  In March 2013, the Board certified that the Company had met the performance goal, and 25% of such grant vested in March 2013 with the remainder vesting 6.25% each quarter thereafter until fully vested.

In March 2012, Messrs. Hendricks and Mizicko were each granted an option to purchase 100,000 shares and Messrs. Cook and McGinty were each granted an option to purchase 50,000 shares of our common stock.  In March 2012, Mr. Wehlitz was granted an option to purchase 20,000 shares of our common stock, and in January 2013, in connection with his appointment as Interim Chief Financial Officer, he was granted an option to purchase 50,000 shares of our common stock.  As both Mr. Cook and Mr. McGinty resigned their positions with Company before the options granted to them in fiscal year 2012 vested, such options were cancelled upon their respective resignations.

Other Compensation

Perquisites & Benefits

In fiscal 2012, we provided our named executive officers certain perquisites and benefits, generally at the same level and offering made available to other employees, including our 401(k) Plan, our Employee Stock Purchase Plan, health care plans, life insurance plans, and other welfare benefit programs. Each of our named executive officers was entitled to use company-leased automobiles, for which the Company paid certain maintenance and fuel costs. Each named executive officer also received supplemental disability insurance coverage and reimbursement of certain out-of-pocket medical expenses.

Deferred Compensation Plan

In addition to the standard benefits offered all employees, our executive officers and other senior managers are eligible to participate in our non-qualified deferred compensation plan. The plan allows them to defer base salary and bonus income. The plan is unfunded and unsecured. For fiscal year 2012, to the extent they were ineligible to receive such contribution from participation in our 401(k) Plan, the Company contributed 50% of the first 4% of each participant’s eligible contributions into their deferred compensation plan account.

Other Compensation Policies

Stock Ownership Guidelines

We have stock ownership guidelines for Ms. Harper. Under the guidelines, within three years of her appointment as our CEO, Ms. Harper should maintain a level of ownership of Company stock that has a value approximately equal to 150% of her base salary. As of April 30, 2013, Ms. Harper holds Company stock with a value equal to 65% of her base salary.

Policy on Hedging Transaction

We do not permit any director or officer of the Company to engage in short sales, transactions in put or call options, hedging transactions or other similar transactions designed to allow an individual to “lock in” appreciation in value or hold securities of the Company without the full risks and rewards of ownership. In addition, no director or officer of the Company may margin, or make any offer to margin, any of the Company’s stock, or borrow against such stock, at any time.

Description of Employment Agreements

We have entered into employment agreements with each of our named executive officers. All of our named executive officers are employed on an at-will basis and none is employed under an employment agreement for a fixed term. We have also entered into indemnification agreements with each of our named executive officers.

Severance and Change of Control Payments

In March 2012, in connection with a new employment agreement, we agreed to provide Ms. Harper severance in the event her employment is terminated by the Company without “cause” or by her “for good reason.”  Such severance includes a cash payment of 200% of her annual base salary, payable in accordance with our regular payroll practices over the 12 months following Ms. Harper’s qualifying termination of employment, continuation of her health benefits for three years and accelerated vesting of her time-based options.  Our other named executive officers, other than Mr. Wehlitz, had employment agreements which provided that each would be provided six months base salary and benefits continuation in the event they are terminated from the Company without cause. Mr. Cook and Mr. McGinty resigned their positions with Company prior to the end of fiscal year 2012, and neither was entitled to severance.

Compensation Policies and Practices as They Relate to Risk Management

In 2012, our Compensation Committee reviewed our compensation policies and practices and concluded that the mix and design of these policies and practices are not reasonably likely to encourage our employees to take excessive risks. In connection with its evaluation, our Compensation Committee considered, among other things, the structure, philosophy and design characteristics of our primary incentive compensation plans and programs in light of our risk management and governance procedures, as well as other factors that may calibrate or balance potential risk-taking incentives. Based on this assessment, our Compensation Committee concluded that risks arising from our compensation policies and practices for all employees, including executive officers, are not reasonably likely to have a material adverse effect on us.

Section 162(m) Compliance

Section 162(m) of the Internal Revenue Code limits the deductibility for federal income tax purposes of compensation paid to certain executive officers in excess of $1 million in a taxable year. Generally, compensation above $1 million may be deducted only if it is “performance-based compensation” within the meaning of the Internal Revenue Code. All of our awards made pursuant to the 2006 Incentive Plan and the 2012 Incentive Plan are intended to meet the requirements for deductible performance-based compensation. However, our goal of preserving the deductibility of compensation is secondary in importance to achieving our compensation objectives. While we believe that we should be able to continue to manage our compensation programs so as to preserve the related federal income tax deductions, the Board retains discretion to grant compensation which would not qualify as “performance-based” or otherwise be deductible when it determines the importance of meeting our compensation objectives outweighs the potential loss of a tax deduction to the Company.

SUMMARY OF COMPENSATION

The following table sets forth in summary form information concerning the compensation that we paid for the fiscal year ended February 2, 2012, to our Chief Executive Officer, Interim Chief Financial Officer, our three other most highly compensated executive officers, and our former Chief Financial Officer. We refer to these executive officers in this Annual Report on Form 10-K as the “named executive officers.”

SUMMARY COMPENSATION TABLE – FISCAL YEAR 2012

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
Lisa Harper (4)	2012	669,231	—	—	1,203,020	2,275,000	33,457	4,180,708
Chairman and Chief Executive Officer	2011	413,462	620,000	97,502	1,820,650	—	161,759	3,113,373

George Wehlitz	2012	300,192	47,000	—	275,754	203,000	14,133	840,079
Chief Financial Officer

Donald Hendricks	2012	467,308	—	—	343,720	585,000	40,179	1,436,207
Chief Operating Officer	2011	173,077	39,473	—	655,100	60,527	134,276	1,062,453

Mark Mizicko	2012	464,423	—	—	343,720	585,000	25,874	1,419,017
Chief Planning Officer	2011	125,481	54,875	—	557,600	45,125	281,074	1,064,155

Gerald Cook (5)	2012	538,461	—	—	171,860	500,000	39,498	1,249,819
Former Chief Store Officer	2011	589,904	600,000	—	554,195	—	33,134	1,777,233
	2010	525,000	—	—	321,140	—	26,269	872,409

James McGinty (5)	2012	586,906	—	—	171,860	—	30,413	789,179
Former Chief Financial Officer	2011	486,539	400,000	—	554,195	—	26,882	1,467,616
	2010	400,000	—	—	240,855	—	23,297	664,152

(1)
These amounts are computed in accordance with FASB ASC Topic 718, based on assumptions set forth in Note 3 to the Company’s financial statements filed with the SEC on Form 10-K on March 22, 2013, and in comparable financial statement notes filed with the SEC in previous Annual Reports on Form 10-K, excluding the effect of estimated forfeitures.

(2)
These amounts are computed in accordance with FASB ASC Topic 718, based on assumptions set forth in Note 3 to the Company’s financial statements filed with the SEC on Form 10-K on March 22, 2013, and in comparable financial statement notes filed with the SEC in previous Annual Reports on Form 10-K, excluding the effect of estimated forfeitures.

(3)
Amounts listed in this column include use of Company-leased vehicles (including gas and maintenance), out-of-pocket medical expense reimbursement, supplemental disability insurance, and match on deferred compensation contributions. In addition, the amounts listed for Ms. Harper include dividends paid on prior stock awards.  In addition, the amounts listed for Messrs. Hendricks and Mizicko include remaining relocation expense reimbursement from their 2011 relocation in the amount of $12,550 and $6,583, respectively, as well as related reimbursement for tax expenses of $6,567.03 and $2,537, respectively.

(4)
Ms. Harper became our CEO on March 21, 2011. Prior to that time, Ms. Harper was a non-employee director of the company and provided consulting services to the Company from February 14, 2011, through March 20, 2011. The stock awards granted to Ms. Harper during fiscal year 2011 were compensation for Ms. Harper’s services as a consultant.

(5)	Messrs. Cook and McGinty resigned effective as of February 28, 2013 and February 1, 2013, respectively.

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards to the named executive officers in the fiscal year ended February 2, 2012.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2012

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Lisa Harper (3)	—	455,000	1,137,500	2,275,000	—	—	—	—	—	—	—
	3/16/2012	—	—	—	100,000	100,000	100,000	—	250,000	9.69	1,203,020

George Wehlitz	—	40,600	101,500	203,000	—	—	—	—	—	—	—
	3/16/2012	—	—	—	—	—	—	—	20,000	9.69	68,744
	1/21/2013	—	—	—	—	—	—	—	50,000	11.28	207,010

Donald Hendricks	—	117,000	292,500	585,000	—	—	—	—	—	—	—
	3/16/2012	—	—	—	—	—	—	—	100,000	9.69	343,720

Mark Mizicko	—	117,000	292,500	585,000	—	—	—	—	—	—	—
	3/16/2012	—	—	—	—	—	—	—	100,000	9.69	343,720

Gerald Cook (4)	—	100,000	250,000	500,000	—	—	—	—	—	—	—
	3/16/2012	—	—	—	—	—	—	—	50,000	9.69	171,860

James McGinty (4)	—	100,000	250,000	500,000	—	—	—	—	—	—	—
	3/16/2012	—	—	—	—	—	—	—	50,000	9.69	171,860

(1)	The amounts shown in these columns represent grants made under the Company’s Annual Bonus Plan.
(2)
These amounts are computed in accordance with FASB ASC Topic 718, based on assumptions set forth in Note 3 to the Company’s financial statements filed with the SEC on Form 10-K on March 22, 2013, excluding the effect of estimated forfeitures.

(3)
Ms. Harper’s March 16, 2012, grant reported under the Equity Incentive Plan Award column is subject to a vesting condition that one quarter of the option grant vests upon certification by the Compensation Committee of the Board of Directors that the Company's earnings per share equals or exceeds $0.32 for fiscal year 2012.  Upon certification by the Compensation Committee of the Board of Directors, such shares will continue to vest 6.25% each quarter thereafter until fully vested four years from the date of grant. In the event the Compensation Committee of the Board of Directors has not certified that the Company's earnings per share equals or exceeds $0.32 for fiscal year 2012 then the option will terminate in full.

(4)
Mr. Cook resigned, effective as of February 28, 2013 and therefore the stock option granted March 16, 2012 did not vest.  Pursuant to the Third Amendment to Mr. Cook’s Amended and Restated Employment Agreement, he is eligible to participate in the non-equity incentive plan of the company.  Effective  February 1, 2013, Mr. McGinty resigned from the company Pursuant to the Third and Fourth Amendments to Mr. McGinty’s Amended and Restated Employment Agreement, Mr. McGinty was ineligible for the non-equity incentive plan award and the equity incentive award did not vest.

As described above under the heading “Compensation Discussion and Analysis,” each of our named executive officers is employed “at will.” Our named executive officers have written employment agreements. Compensation for our named executive officers is generally performance-based, as we target that a larger portion of their compensation will be determined based on the performance of the Company and the individual and a lesser portion of their compensation will be fixed. For fiscal year 2012, our only performance-based non-equity incentive plan was our Annual Bonus Plan. For fiscal year 2012, our only performance-based equity incentive plan was our Non-Qualified Stock Options, which are subject to our 2006 Incentive Plan and our 2012 Incentive Plan.

Awards pursuant to our non-equity incentive plans generally provide for a cash payout only in the event certain pre-established financial targets are achieved by the Company. For fiscal year 2012, the Annual Bonus Plan targets for our named executives were based on fiscal year 2012 Company operating income, adjusted to exclude the expense of charges identified in Note 2 of the 10-K for the period ended February 2, 2013. Details of the plans are described above under the heading “Compensation Discussion and Analysis.” Payouts are generally only paid to our named executive officers who remain employed by the Company at the time of payment, which generally occurs in the first fiscal quarter following the end of the fiscal year.

Awards pursuant to our 2006 equity incentive plan and our 2012 equity incentive plan consist of stock options (“Stock Options”). Our Stock Options generally expire ten years from the date of grant in the case of our 2006 Incentive Plan, or eight years from the date of grant in the case of our 2012 Incentive Plan, and vest over four years from the date of their grant, 25% after the first year and 6.25% each quarter thereafter. Details of these plans are described above under the heading “Compensation Discussion and Analysis.” As described more fully under the heading “Potential Payments Upon a Change of Control,” under certain circumstances the vesting of some or all of our equity awards to our named executive officers will be accelerated.

 Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding all outstanding equity awards held by each of the named executive officers as of February 2, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2012

		Option Awards (1)
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Lisa Harper (2)	6/10/2008	22,934	—	6.02	6/10/2018
	6/9/2009	14,106	2,016	7.54	6/9/2019
	6/8/2010	19,793	11,876	4.88	6/8/2020
	3/30/2011	458,333	41,667	5.77	3/30/2021
	3/30/2011	—	500,000	5.77	3/30/2021
	3/16/2012	—	250,000	9.69	3/16/2022
	3/16/2012	—	100,000	9.69	3/16/2022

George Wehlitz (3)	4/7/2008	10,000	—	4.56	4/7/2018
	3/18/2009	9,375	625	9.56	3/18/2019
	3/17/2010	10,312	4,688	6.37	3/17/2020
	3/30/2011	10,937	14,063	5.77	3/30/2021
	3/16/2012	—	20,000	9.69	3/16/2022
	1/21/2013	—	50,000	11.28	1/21/2021

Donald Hendricks	8/29/2011	62,500	137,500	8.60	8/29/2021
	3/16/2012	—	100,000	9.69	3/16/2022

Mark Mizicko	10/3/2011	62,500	137,500	7.32	10/3/2021
	3/16/2012	—	100,000	9.69	3/16/2022

Gerald Cook	3/20/2003	75,001	—	15.61	3/20/2013
	3/18/2005	85,000	—	21.24	3/18/2015
	3/17/2006	50,000	—	13.90	3/17/2016
	3/23/2007	78,000	—	11.31	3/23/2017
	3/18/2009	—	6,250	9.56	3/18/2019
	3/17/2010	—	31,250	6.37	3/17/2020
	3/30/2011	—	84,375	5.77	3/30/2021
	3/30/2011	—	56,250	5.77	3/30/2021
	3/16/2012	—	50,000	9.69	3/16/2022

James McGinty	3/20/2003	45,001	—	15.61	3/20/2013
	3/18/2005	60,000	—	21.24	3/18/2015
	3/17/2006	45,000	—	13.90	3/17/2016
	3/23/2007	75,000	—	11.31	3/23/2017
	3/26/2008	26,553	—	4.75	3/26/2018
	3/18/2009	70,312	—	9.56	3/18/2019
	3/17/2010	51,562	—	6.37	3/17/2020
	3/30/2011	65,625	—	5.77	3/30/2021
	3/30/2011	43,750	—	5.77	3/30/2021

(1)
Except as described in footnotes 2 and 3 hereof, these options become exercisable over a four year period with 25% vesting one year from the date of grant and 6.25% of the remaining shares vesting quarterly thereafter.

(2)
In March 2012, Ms. Harper was granted two separate options to purchase shares of our common stock. The first option was granted for 250,000 shares and is subject to vesting over four years. The second option was granted for 100,000 shares and vest over four years only if the compensation committee has certified that the Company’s earnings per share for fiscal year 2012 met or exceeded $0.32 per share.  On March 30, 2011, Ms. Harper was granted two options to purchase 500,000 shares each, with one vesting in equal monthly installments over a two-year period and the other subject to a vesting condition that for 90 days the weighted average stock price of the Company’s common stock be at least $11.54 (the “Vesting Condition”), an amount which is twice the closing price per share on the date the option was granted. All grants to Ms. Harper made prior to February 14, 2011, were made for her services as a non-employee director of the Company.

(3)	Mr. Wehlitz’s March 30, 2011 option grant vests in full the earlier to occur of four years from the grant date or the Vesting Condition.

Option Exercises and Stock Vested

The following table provides information regarding the number of shares of common stock acquired and the value realized pursuant to the exercise of stock options and vesting of stock awards during fiscal 2012 by each of the named executive officers, to the extent applicable.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2012

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Lisa Harper	—		17,568	142,828
Gerald Cook	346,875	1,254,759	—	—
James McGinty	48,447	268,992	—	—

Non-qualified Deferred Compensation Plan

The following table shows for the fiscal year ended February 2, 2013, information regarding non-qualified deferred compensation plans for the named executive officers.

NON-QUALIFIED DEFERRED COMPENSATION FOR FISCAL YEAR 2012

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FY ($)
George Wehlitz	25,410	5,015	18,215	—	158,354
Donald Hendricks	18,000	5,000	(54.00)	—	25,023
Mark Mizicko	1,385	692	27.00	—	2,104
Gerald Cook	41,538	4,846	46,328	—	542,448
James McGinty	61,153	5,000	52,180	—	473,794

(1)
The contribution amounts reported as Executive Contributions are reported in the “Salary” column and the contribution amounts reported as Registrant Contributions are reported in the “All Other Compensation” column of the Summary Compensation Table. All amounts reported as Aggregate Balance were included in Summary Compensation Tables for previous years to the extent the named executive officer was named in such table and the amounts were so required to be reported in such tables.

Each of our named executive officers, other than Ms., Harper, participates in our non-qualified deferred compensation plan. The plan allows them to defer up to 80% of their salary and up to 100% of their annual cash bonus. Commencing in fiscal year 2009, to the extent the participants were ineligible to receive such contributions from participation in our 401(k) Plan, the Company contributes 50% of the first 4% of each participant’s eligible contributions into their deferred compensation plan account. Participants are always 100% vested in their own contributions and the earnings thereon. Contributions to each participant’s account by the Company vest over three years from the participant’s date of hire. At the participant’s election, deferrals will generally be paid in lump sum or in annual installments of up to 15 years and participants may elect to commence payment either upon termination of employment, or a date specified at the time of initial deferral. Executive officers may also elect at the time of deferral to receive payment of their account balance in the event of a change of control of the Company. The plan is unfunded and unsecured. We have established a non-qualified grantor trust to hold amounts deferred under the plan. Earnings on the account of each participant are credited to such participant based on the performance of investment vehicles chosen by the participant from a selection offered to all plan participants and which are comprised of investment vehicles generally available to the public. Participants may elect to change the investment vehicles applicable to their accounts at any time.

Severance and Change of Control Agreements

Throughout most of fiscal 2012, our named executive officers, with the exception of Mr. Wehlitz, were entitled to severance in the event their employment with us terminated without “cause.”

As described in her employment agreement, we agreed to provide Ms. Harper severance in the event her employment was terminated by the Company without “cause” or by her “for good reason.”  Such severance includes a cash payment of 200% of her annual base salary, payable in accordance with our regular payroll practices over the 12 months following Ms. Harper’s qualifying termination of employment, continuation of her health benefits for three years and accelerated vesting of her time-based options.

Our other named executive officers, other than Mr. Wehlitz, had employment agreements which provided that each would be provided six months base salary and benefits continuation in the event they are terminated from the Company without cause. Mr. Cook and Mr. McGinty resigned their positions with Company prior to the end of fiscal year 2012, and neither was entitled to severance.

The receipt of severance payments and continued benefits by each named executive officer is conditioned on each such named executive officer executing a release of liability in favor of the Company. As of the end of fiscal 2012, such named executive officers were entitled to receipt of the vested balances of their deferred compensation accounts and, with the exception of Messrs. Cook, McGinty and Wehlitz, immediate vesting of all of their unvested stock options, in the event of an employment termination following a “change in control.”

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
AT THE END OF FISCAL YEAR 2012

Name	Benefit	Termination Without Cause ($)	Change in Control ($) (1)
Lisa Harper	Cash Severance	1,300,000	—
	Benefits Continuation	29,875	—
	Option Acceleration	652,575	652,575

Donald Hendricks	Cash Severance	225,000	—
	Benefits Continuation	6,926	—
	Option Acceleration	—	482,375

Mark Mizicko	Cash Severance	225,000	—
	Benefits Continuation	4,979	—
	Option Acceleration	—	658,375

Gerald Cook (2)	Cash Compensation	35,616	—
	Bonus Payment	500,000	—
	Benefits Continuation	—	—
	Option Acceleration	—	—

(1)
These amounts represent the difference between the market price of our common stock on February 1, 2013 (the last trading day of fiscal 2012) and the exercise price of the options which would become exercisable upon an employment termination following a “change of control” to the extent the market price exceeded the exercise price, without regard to the application of any reduction or excise taxes pursuant to provisions relating to Sections 280G and 4999 of the Internal Revenue Code.  For the value of severance and change in control benefits that will be payable in the event of the consummation of the Agreement and Plan of Merger, dated as of March 6, 2013, among 212F Holdings LLC, a Delaware limited liability company (“Parent”), HT Merger Sub Inc., a California corporation and a wholly owned subsidiary of Parent (“Merger Sub”) and Hot Topic (the “Merger Agreement”), under which Merger Sub will merge with and into Hot Topic, with Hot Topic surviving the merger (the “Merger”), see the definitive proxy filed with the SEC on May 10, 2013.

(2)
Pursuant to the Third Amendment to the Amended and Restated Employment Agreement between the Company and Mr. Cook, Mr. Cook waived his rights to receive any severance upon his earlier termination, however he was entitled to receive his regular base pay through February 28, 2013.  Further, he was entitled to any bonus amounts earned, prorated through his date of termination.  As Mr. Cook was employed by the Company on the last day of the fiscal year, he was entitled to a full bonus payout.

Director Compensation

The following table sets forth in summary form information concerning the compensation we paid to each of our Non-Employee Directors during the fiscal year ended February 2, 2013.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2012

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Steven Becker	58,000	25,000	60,001	2,661	145,662
Evelyn D’An	80,875	25,000	60,001	6,502	172,378
Matthew Drapkin	108,500	25,000	60,001	2,661	196,162
Terri Funk Graham	45,000	25,000	60,001	630	130,631
W. Scott Hedrick	70,500	25,000	60,001	9,004	164,505
John Kyees	73,500	30,222	72,784	795	177,301
Andrew Schuon	63,000	25,000	60,001	9,567	157,568
Thomas Vellios	60,500	25,000	60,001	5,788	151,289
Bruce Quinnell (3)	32,000	—	—	2,620	34,620

(1)
The amounts are computed in accordance with FASB ASC Topic 718, based on assumptions set forth in Note 3 to the Company’s financial statements filed with the SEC on Form 10-K on March 22, 2013, excluding the effect of estimated forfeitures. The following table sets forth the number of outstanding equity awards held by each of our Non-Employee Directors as of the end of fiscal year 2012.

Aggregate Number of Equity Awards Outstanding at End of Fiscal Year 2012
Director	Stock Awards	Option Awards
Steven Becker	8,971	58,787
Evelyn D’An	20,974	110,911
Matthew Drapkin	8,971	58,787
Terri F. Graham	2,626	16,350
W. Scott Hedrick	28,793	157,424
John Kyees	3,141	19,904
Andrew Schuon	30,554	96,493
Thomas Vellios	18,744	109,747
Bruce Quinnell	32,757	—

(2)
This column reflects dividends paid in fiscal year 2012 on restricted stock awards granted to our Non-Employee Directors.  For Mr. Quinnell, the amount reported reflects dividends paid through his last date of service.

(3)	Mr. Quinnell did not stand for re-election at the 2012 Annual Meeting of Shareholders, therefore, his services as a director of the Company terminated effective as of June 5, 2012.

Our directors who are not also employed by the Company (“Non-Employee Directors”) receive compensation for their services based on their position on our Board, their committee service, and their position within any committee.

Cash Retainer/Attendance Fees

The fees we pay our Non-Employee Directors are as follows:

Description	Annual Retainer	Per Meeting Attendance Fee
For Board Service:
Lead Independent Director	$20,000	$10,000
Other Non-Employee Directors	—	$10,000
Telephonic meetings (all Non-Employee Directors)	—	$2,000

For Committee Service:
Chair – Audit Committee	$20,000	$2,500
Other Non-Employee Directors – Audit Committee	—	$1,500

Chair – Compensation Committee	$10,000	$2,500
Other Non-Employee Directors – Compensation Committee	—	$1,000

Chair – Governance and Nominating Committee	$5,000	$2,500
Other Non-Employee Directors – Governance and Nominating Committee	—	$1,000

Equity Award Grants

The equity awards made to Non-Employee Directors in fiscal year 2012 were made from our 2012 Equity Incentive Plan approved by the Company’s shareholders at the Annual Meeting of Shareholders in June 2012. Our Non-Employee Directors receive equity awards as follows:

New Director Grant

Each Non-Employee Director (who was not an employee of the Company immediately prior to joining the Board) receives an option to purchase shares of the Company’s stock needed for the grant to have a value of $60,000 and restricted stock with an aggregate value equal to $25,000, each prorated based upon the portion of the year served as a member of the Board following such appointment. These options terminate eight years from the date of grant and vest as follows: (a) 25% of the shares subject to the grant vest the earlier to occur of (i) one year from the effective date of grant, or (ii) the next regularly scheduled annual meeting of shareholders, and (b) the remainder vest in equal quarterly installments on the first day of each quarter so that the shares are fully vested by the fourth anniversary of the grant. Stock awards vest on the earlier to occur of the following: (i) one year from the date of grant or (ii) the commencement of the following year’s annual meeting of shareholders.

Annual Option Grant

Each year, at the time of our annual meeting of shareholders, each Non-Employee Director then in office receives an option to purchase shares of the Company’s common stock. In determining the number of shares subject to the option, the Board includes the number of shares needed for the grant to have a value $60,000. These options terminate eight years from the date of grant and vest as follows: (a) 25% of the shares subject to the grant vest the earlier to occur of (i) one year from the effective date of grant (ii) or the next regularly scheduled annual meeting of shareholders, and (b) the remainder vest in equal quarterly installments on the first day of each quarter so that the shares are fully vested by the fourth anniversary of the grant.

Annual Stock Grant

Each year, at the time of our annual meeting of shareholders, each Non-Employee Director then in office receives an award of shares of the Company’s common stock. In determining the number of shares to award, the Board grants the number of shares with an aggregate value equal to $25,000. These awards vest on the earlier to occur of the following: (i) one year from the date of grant or (ii) the commencement of the following year’s annual meeting of shareholders. Our directors are restricted from selling the shares they received pursuant to such awards until they no longer serve on the Board.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of the following independent member of our Board: Matthew Drapkin (Chair), Terri F. Graham, W. Scott Hedrick and Andrew Schuon.  Steven Becker and Thomas Vellios each served as Compensation Committee members until June 2012. None of our Compensation Committee members or executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

Compensation Committee Report

The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this annual report on Form 10-K. Based on this review and discussion, the Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Compensation Committee

Matthew Drapkin, Chairman
Terri F. Graham
W. Scott Hedrick
Andrew Schuon

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information as of February 2, 2013, with respect to all of our equity compensation plans in effect on that date.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	6,219,394	9.37	4,863,049

(1)
Includes securities granted pursuant to our 2012 Incentive Plan approved by our shareholders in 2012, our 2006 Incentive Plan approved by our shareholders in 2006, and our 1996 Non-Employee Directors’ Stock Option Plan, our Employee Stock Purchase Plan, and our 1996 Equity Incentive Plan, all approved by our shareholders in 1996. The shares reported in column (c) include 652,254 shares attributable to our Employee Stock Purchase Plan.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information known to the Company regarding the beneficial ownership of our common stock as of April 30, 2013, by: (i) each beneficial owner of more than five percent of our common stock; (ii) each of our current directors; (iii) each of our current and former executive officers named in the [Summary Compensation Table included in this Amendment No. 1 to the Annual Report on Form 10-K; and (iv) all current executive officers and directors as a group. Except as otherwise indicated, each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned, subject to community property laws where applicable. The number of shares outstanding used in calculating the percentages for a shareholder in the table below includes shares underlying options held by such shareholder to the extent exercisable within 60 days of April 30, 2013, but excludes other shares underlying options attributable to another shareholder. Percentage of beneficial ownership is based on 40,694,682 shares outstanding as of April 30, 2013.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
BlackRock, Inc. (2) 40 East 52nd Street New York, New York 10022	3,809,940	9.4%
Becker Drapkin Management, L.P. and affiliated entities (3) 500 Crescent Court, Suite 230 Dallas, TX 75201	3,563,102	8.8%
The Vanguard Group, Inc. (4) 100 Vanguard Blvd. Malvern, PA 19355	2,786,292	6.8%
T. Rowe Price Associates, Inc. (5) 100 East Pratt Street Baltimore, MD 21202	2,356,300	5.8%
Dimensional Fund Advisors LP (6) Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	2,233,767	5.5%

Steven Becker (3)(7)	3,599,849	8.8%
Matthew Drapkin (3)(8)	3,599,849	8.8%
Lisa Harper (9)	1,202,342	2.9%
W. Scott Hedrick (10)	174,700	*
Gerald Cook (11)	151,285	*
James McGinty (12)	141,424	*
Donald Hendricks (13)	119,849	*
Evelyn D’An (14)	110,400	*
Mark Mizicko (15)	108,829	*
Andrew Schuon (16)	106,968	*
Thomas Vellios (17)	96,974	*
George Wehlitz (18)	81,302	*
John Kyees (19)	8,338	*
Terri Funk Graham (20)	6,713	*
All current executive officers and directors as a group (12 persons) (21)	5,653,001	13.3%

*	Less than one percent.
(1)	Unless otherwise indicated, the address of all the owners is: c/o Hot Topic, Inc., 18305 E. San Jose Avenue, City of Industry, California 91748.
(2)	Based on Schedule 13G/A filed by BlackRock, Inc. on January 31, 2013.
(3)
Based on Schedule 13D/A filed by Becker Drapkin Management, L.P. and affiliated entities (the “Reporting Persons”) on September 14, 2012. Includes (a) 934,807 shares directly beneficially owned by Becker Drapkin Partners (QP), L.P. (“QP Fund”), (b) 132,443 shares directly beneficially owned by Becker Drapkin Partners, L.P. (“LP Fund”), (c) 1,318,177 shares directly beneficially owned by BD Partners I, L.P. (“BD Partners I”) and (d) 1,177,675 shares directly beneficially owned by a managed account (“Managed Account”). Becker Drapkin Management, L.P. (“BD Management”) is the general partner of, and the investment manager for, each of QP Fund, LP Fund and BD Partners I and provides investment advisory services for the Managed Account. BD Management may be deemed to beneficially own any shares beneficially owned by QP Fund, LP Fund, BD Partners I and the Managed Account. BC Advisors, LLC (“BC Advisors”) is the general partner of BD Management and may be deemed to beneficially own any shares beneficially owned by BD Management. Steven Becker and Matthew Drapkin are the co-managing members of BC Advisors and may be deemed to beneficially own any shares beneficially owned by BC Advisors. Each of the Reporting Persons disclaims beneficial ownership of such shares except to the extent of the pecuniary interest of such Reporting Person in such shares.

(4)	Based on Schedule 13G/A filed by The Vanguard Group, Inc. on February 11, 2013.
(5)	Based on Schedule 13G/A filed by T. Rowe Price Associates, Inc. on February 13, 2013. T. Rowe Price Associates, Inc. disclaims beneficial ownership of the shares held by T. Rowe Price Associates, Inc.
(6)
Based on Schedule 13G/A filed by Dimensional Fund Advisors LP on February 11, 2013. Dimensional Fund Advisors LP is deemed to have beneficial ownership of such shares based on comingled group trusts and separate accounts (collectively, the “Funds”) that are managed by Dimensional Fund Advisors LP or its subsidiaries. All shares are owned by the Funds and Dimensional disclaims beneficial ownership of all such shares.

(7)	Includes 27,776 shares subject to options exercisable within 60 days of April 30, 2013. Also includes 2,626 shares subject to a right of repurchase in favor of the company until June 5, 2013.
(8)	Includes 27,776 shares subject to options exercisable within 60 days of April 30, 2013. Also includes 2,626 shares subject to a right of repurchase in favor of the company until June 5, 2013.
(9)
Includes 1,172,182 shares subject to options exercisable within 60 days of April 30, 2013 of which 500,000 option shares are subject to a performance-based vesting condition which can occur within 60 days of April 30, 2013.

(10)
Includes 10,000 shares held by the Hedrick Children’s Irrevocable Trust DTD 12-26-92. Also includes 125,907 shares subject to options exercisable within 60 days of April 30, 2013 and 2,626 shares subject to a right of repurchase in favor of the company until June 5, 2013.

(11)	Mr. Cook was our Chief Store Officer until February 28, 2013. He is no longer employed by the Company. Includes 135,000 shares subject to options exercisable within 60 days of April 30, 2013.
(12)	Mr. McGinty was our Chief Financial Officer until February 1, 2013. He is no longer employed by the Company. Includes 105,000 shares subject to options exercisable within 60 days of April 30, 2013.
(13)	Includes 118,750 shares subject to options exercisable within 60 days of April 30, 2013.
(14)	Includes 79,394 shares subject to options exercisable within 60 days of April 30, 2013. Also includes 2,626 shares subject to a right of repurchase in favor of the company until June 5, 2013.
(15)	Includes 106,250 shares subject to options exercisable within 60 days of April 30, 2013.
(16)	Includes 64,976 shares subject to options exercisable within 60 days of April 30, 2013. Also includes 2,626 shares subject to a right of repurchase in favor of the company until June 5, 2013.
(17)	Includes 78,230 shares subject to options exercisable within 60 days of April 30, 2013. Also includes 2,626 shares subject to a right of repurchase in favor of the company until June 5, 2013.
(18)
Includes 63,437 shares subject to options exercisable within 60 days of April 30, 2013 of which 12,500 option shares are subject to a performance-based vesting condition which can occur within 60 days of April 30, 2013.

(19)	Includes 5,197 shares subject to options exercisable within 60 days of April 30, 2013. Also includes 2,626 shares subject to a right of repurchase in favor of the company until June 5, 2013.
(20)	Includes 4,087 shares subject to options exercisable within 60 days of April 30, 2013. Also includes 2,626 shares subject to a right of repurchase in favor of the company until June 5, 2013.
(21)
Includes 3,563,102 shares beneficially owned by Messrs. Becker and Drapkin as co-managing members of BC Advisors, 1,873,962 shares subject to options exercisable within 60 days of April 30, 2013, and 21,008 shares subject to a right of repurchase in favor of the company until June 5, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies And Procedures With Respect To Related Party Transactions

As a general matter, we seek to avoid transactions, arrangements, or relationships exceeding $120,000 in which the Company is a participant and in which any executive officer, director, or more than 5% shareholder of the Company, including any of their immediate family members or any entity owned or controlled by them, has or will have a direct or indirect interest. Our Audit Committee will review and approve all transactions for which such approval is required under applicable law and ensure that each such transaction is disclosed in accordance with applicable law.

Independence of Our Board of Directors

Our Board has affirmatively determined that all of our current directors are independent within the meaning of the applicable Nasdaq listing standards, except for Ms. Harper, our Chairman and Chief Executive Officer. Bruce Quinnell, whose services as a director of the Company terminated effective as of June 5, 2012, was also independent within the meaning of the applicable Nasdaq listing standards. Our independent directors meet in regularly scheduled meetings at which only independent directors are present.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees And Services

The following provides information regarding the fees billed to us by Ernst & Young LLP for the fiscal years ended January 28, 2012 and February 2, 2013. All fees described below were approved by the Audit Committee.

Audit Fees. Fees for audit services totaled approximately $629,550 for the fiscal year ended January 28, 2012, and approximately $692,408 for the fiscal year ended February 2, 2013. Audit fees consisted principally of work associated with the annual audit of our consolidated financial statements, compliance with regulations and rules promulgated under the Sarbanes-Oxley Act of 2002 (including Section 404 internal control requirements) and reviews of our quarterly reports on Form 10-Q.

Audit-Related Fees. There were no audit-related fees for the fiscal years ended January 28, 2012, and February 2, 2013.

Tax Fees. Fees for tax services totaled approximately $750 and $30,000 for the fiscal years ended January 28, 2012, and February 2, 2013, respectively. Tax fees consisted principally of work associated with tax advice and tax planning.

All Other Fees. There were no other fees for the fiscal years ended January 28, 2012, and February 2, 2013.

Pre-Approval Policies And Procedures

The Audit Committee, pursuant to its charter, is required to review and approve the proposed retention of independent auditors to perform any proposed permissible non-audit services. To date, the Audit Committee has not established policies and procedures separate from its charter concerning pre-approval of audit or non-audit services. The establishment of any separate pre-approval policies and procedures is subject to the approval of the Audit Committee.

The Audit Committee has determined that the rendering of the pre-approved services other than audit services by Ernst & Young LLP is compatible with maintaining Ernst & Young LLP’s independence.

PART IV

ITEM 15. EXHIBITSAND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

Exhibit Number	Description of Document

31.1	Certification, dated May 28, 2013 of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated May 28, 2013, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, dated May 28, 2013 of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOT TOPIC, INC.

By:	/s/ Lisa Harper
Lisa Harper
Chairman & Chief Executive Officer

May 28, 2013